Form 10-Q
period 2016-03-31
REGENXBIO Inc.
filed 2016-05-05
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 4, 2016, there were 26,338,329 outstanding shares of the registrant’s common stock, $0.0001 par value per share.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other important factors, including those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 3, 2016. In light of these risks, uncertainties, assumptions and other factors, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

We encourage you to read the discussion and analysis of our financial condition and our financial statements contained in this Quarterly Report on Form 10-Q. We also encourage you to read Item 1A of Part II this Quarterly Report on Form 10-Q, entitled “Risk Factors,” which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part II of this Quarterly Report on Form 10-Q, other unknown or unpredictable factors also could affect our results. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$35,511	$54,116
Marketable securities	65,544	60,025
Accounts receivable	2,036	2,136
Prepaid expenses	1,189	1,020
Other current assets	1,300	851
Total current assets	105,580	118,148
Marketable securities	107,553	102,226
Property and equipment, net	1,328	538
Cost method investments	300	300
Other assets	223	168
Total assets	$214,984	$221,380
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,113	$1,014
Accrued expenses and other current liabilities	4,633	3,198
Advance payments	35	127
Total current liabilities	5,781	4,339
Deferred rent, net of current portion	602	233
Total liabilities	6,383	4,572
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at March 31, 2016; no shares authorized, issued and outstanding at December 31, 2015	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at March 31, 2016 and December 31, 2015; 26,338 and 26,313 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	270,711	269,144
Accumulated other comprehensive income (loss)	275	(719)
Accumulated deficit	(62,388)	(51,620)
Total stockholders’ equity	208,601	216,808
Total liabilities and stockholders’ equity	$214,984	$221,380

The accompanying notes are an integral part of these unaudited financial statements.

REGENXBIO INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues
License revenue	$328	$100
Reagent sales	59	104
Grant revenue	6	440
Total revenues	393	644
Expenses
Costs of revenues
Licensing costs (including amounts to related parties)	66	20
Costs of reagent sales (including amounts to related parties)	30	33
Research and development (including amounts to related parties)	6,183	2,791
General and administrative (including amounts to related parties)	5,479	1,716
Other operating expenses (income)	(114)	77
Total operating expenses	11,644	4,637
Loss from operations	(11,251)	(3,993)
Other Income (Expense)
Investment income	483	2
Interest expense	—	(20)
Total other income (expense)	483	(18)
Net loss	$(10,768)	$(4,011)
Other Comprehensive Income
Unrealized gain on available-for-sale securities	994	—
Total other comprehensive income	994	—
Comprehensive loss	$(9,774)	$(4,011)
Reconciliation of net loss to net loss applicable to common stockholders
Net loss	$(10,768)	$(4,011)
Net decretion and dividends on convertible preferred stock	—	755
Net gain on extinguishment of convertible preferred stock	—	759
Net loss applicable to common stockholders	$(10,768)	$(2,497)
Basic and diluted net loss per common share	$(0.41)	$(0.94)
Weighted-average basic and diluted common shares	26,327	2,645

The accompanying notes are an integral part of these unaudited financial statements.

REGENXBIO INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(10,768)	$(4,011)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,546	76
Net amortization of premiums and accretion of discounts on marketable debt securities	471	—
Depreciation and amortization	48	—
Unrealized foreign currency transaction losses (gains)	(13)	121
Imputed interest on related party promissory notes	—	13
Changes in operating assets and liabilities
Accounts receivable	113	331
Prepaid expenses	(169)	(24)
Other current assets	(449)	—
Other assets	(55)	(11)
Accounts payable	(182)	419
Accrued expenses and other current liabilities	1,210	616
Other related party payables	—	795
Advance payments	(92)	—
Deferred rent	453	—
Net cash used in operating activities	(7,887)	(1,675)
Cash flows from investing activities
Purchases of marketable securities	(20,429)	—
Maturities of marketable securities	10,106	—
Purchases of property and equipment	(416)	(106)
Net cash used in investing activities	(10,739)	(106)
Cash flows from financing activities
Proceeds from exercise of stock options	21	7
Proceeds from issuance of Series C convertible preferred stock, net of transaction costs	—	26,021
Net cash provided by financing activities	21	26,028
Net increase (decrease) in cash and cash equivalents	(18,605)	24,247
Cash and cash equivalents
Beginning of period	54,116	1,121
End of period	$35,511	$25,368
Supplemental cash flow information
Cash paid for interest	$—	$7
Supplemental disclosures of non-cash investing and financing activities
Conversion of accrued service fees to related party into Series C convertible preferred stock	$—	$2,403
Conversion of related party promissory notes into Series C convertible preferred stock	$—	$1,389
Purchases of property and equipment in accounts payable and accrued expenses	$422	$65

The accompanying notes are an integral part of these unaudited financial statements.

REGENXBIO INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

1. Nature of Business

REGENXBIO Inc. (the Company) was formed on July 16, 2008 in the state of Delaware as ReGenX, LLC, and on December 22, 2009, changed its name to ReGenX Biosciences, LLC. On September 16, 2014, the Company converted from a limited liability company (LLC) to a C-corporation, and changed its name to REGENXBIO Inc. The Company is a leading biotechnology company focused on the development, commercialization and licensing of recombinant adeno-associated virus (AAV) gene therapy. The Company’s proprietary AAV gene delivery platform (NAV® Technology Platform) consists of exclusive rights to over 100 novel AAV vectors, including AAV7, AAV8, AAV9 and AAVrh10. The Company’s NAV® Technology Platform is being applied by the Company, as well as by third-party licensees, in the development of product candidates for a variety of diseases with unmet needs.

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

Liquidity and Risks

As of March 31, 2016, the Company had generated an accumulated deficit of $62,388 since inception. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. As of March 31, 2016, the Company had cash, cash equivalents and marketable securities of $208,608, which management believes is sufficient to fund operations for at least the next 12 months.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Unaudited Interim Financial Information

The accompanying financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (SEC) on March 3, 2016. Certain information and footnote disclosures required by GAAP which are normally included in the Company’s annual financial statements have been condensed or omitted pursuant to SEC rules and regulations for interim reporting. In the opinion of management, the accompanying financial statements reflect all adjustments, which include all normal and recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2016, and the results of its operations and its cash flows for the interim periods ended March 31, 2016 and 2015.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair values of the Company’s Level 2 instruments are based on quoted market prices or broker or dealer quotations for similar assets. These investments are initially valued at the transaction price and subsequently valued utilizing third party pricing providers or other market observable data. Please refer to Note 4 for further information on the fair value measurement of the Company’s financial instruments.

Net Loss Per Share

The Company computes net loss per share in conformity with the two-class method required for participating securities. The Company considers all series of convertible preferred stock outstanding prior to the IPO to be participating securities. The holders of convertible preferred stock outstanding prior to the IPO were entitled to receive preferential dividends in the event that a dividend was to be paid to the holders of common stock, and did not have a contractual obligation to share in the losses of the Company. As such, the Company’s net loss for the three months ended March 31, 2015 was not allocated to these participating securities. In connection with the IPO, all outstanding shares of convertible preferred stock were automatically converted into shares of common stock.

Basic net loss per share is calculated by dividing net loss applicable to holders of common stock by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, convertible preferred stock and stock options are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive. Contingently convertible shares in which conversion is based on non-market-priced contingencies are excluded from the calculations of both basic and diluted net loss per share until the contingency has been fully met. Accordingly, basic and diluted net loss per share and unit were the same for all periods presented.

Recently Announced Accounting Pronouncements

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies various aspects of Topic 606, including the identification of performance obligations and the implementation of licensing guidance. The standard is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted upon issuance. The Company is evaluating the application of this ASU, but has not yet determined the potential effects it may have on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment awards including income tax consequences, classification of awards as either equity or liabilities and classification within the statement of cash flows. The standard is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted upon issuance. The Company is evaluating the application of this ASU, but has not yet determined the potential effects it may have on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is evaluating the application of this ASU, but has not yet determined the potential effects it may have on the Company’s financial statements.

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

3. Marketable Securities

The following table presents a summary of the Company’s marketable securities, which consist solely of available-for-sale securities:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2016
Corporate bonds	$162,821	$393	$(142)	$163,072
Commercial paper	9,998	—	—	9,998
Common equity securities	3	24	—	27
	$172,822	$417	$(142)	$173,097

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015
Corporate bonds	$157,977	$4	$(759)	$157,222
Commercial paper	4,990	—	—	4,990
Common equity securities	3	36	—	39
	$162,970	$40	$(759)	$162,251

The Company’s common equity securities consist of shares of common stock of Dimension Therapeutics, Inc. (Dimension), which became a publicly traded company in October 2015. The Company obtained these shares in connection with a license granted to Dimension in October 2013. The Company is restricted from trading these securities until April 2016 pursuant to a lock-up agreement entered into in connection with Dimension’s IPO. The Company has classified these shares as available-for-sale securities and recognized an unrealized gain of $24 which is included in accumulated other comprehensive income as of March 31, 2016. Prior to Dimension’s IPO, the shares were not marketable and were accounted for as a cost method investment on the Company’s balance sheets.

As of March 31, 2016 and December 31, 2015, no available-for-sale securities had remaining maturities greater than three years.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of March 31, 2016 and December 31, 2015, the balance in the Company’s accumulated other comprehensive income (loss) consisted solely of net unrealized gains and losses on available-for-sale securities. For the three months ended March 31, 2016,  the Company recognized net unrealized gains on available-for-sale securities of $994, which is included in other comprehensive income. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2016, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the period. The Company did not hold any available-for-sale securities during the three months ended March 31, 2015.

As of March 31, 2016 and December 31, 2015, the Company did not hold any available-for-sale securities in an unrealized loss position for more than 12 months. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of March 31, 2016 and December 31, 2015 was $74,706 and $155,486, respectively. As of March 31, 2016, securities held by the Company which were in an unrealized loss position for less than 12 months consisted of 20 investment grade corporate bonds. The Company has the intent and ability to hold such securities until recovery and has determined that none of these investments were other-than-temporarily impaired as of March 31, 2016 or December 31, 2015.

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

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2016
Money market mutual funds (cash equivalents)	$—	$35,511	$—	$35,511
Corporate bonds (marketable securities)	—	163,072	—	163,072
Commercial paper (marketable securities)	—	9,998	—	9,998
Common equity securities (marketable securities)	27	—	—	27
	$27	$208,581	$—	$208,608

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2015
Money market mutual funds (cash equivalents)	$—	$54,104	$—	$54,104
Corporate bonds (marketable securities)	—	157,222	—	157,222
Commercial paper (marketable securities)	—	4,990	—	4,990
Common equity securities (marketable securities)	39	—	—	39
	$39	$216,316	$—	$216,355

Management estimates that the carrying amounts of its accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments.

The Company has determined that it is not practicable to estimate the fair value of cost method investments. The Company has not identified any events or changes in circumstances that would have an adverse effect on the fair value of its cost method investments.

5. Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2016	2015
Computer equipment and software	$562	$458
Furniture and fixtures	309	105
Leasehold improvements	585	55
Total property and equipment	1,456	618
Accumulated depreciation and amortization	(128)	(80)
Property and equipment, net	$1,328	$538

The Company recorded $48 of depreciation and amortization expense for the three months ended March 31, 2016. No depreciation or amortization expense was recorded for the three months ended March 31, 2015 because the Company’s resources used in operations were provided by a related party (Note 9).

6. Commitments and Contingencies

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

In January 2015, the Company entered into an operating lease with FoxKiser LLP (FoxKiser) for office space in Washington, D.C. The lease agreement, which had a month-to-month term, required monthly payments of $20. The lease was terminated in April 2015.

In March 2015, the Company entered into a 5.5-year, non-cancelable operating lease for office space in Rockville, Maryland. The lease commenced in April 2015, and expires in September 2020. The Company has options to extend the lease for up to 6 years. Initial monthly payments required under the lease were $24 beginning in October 2015 and escalate annually in accordance with the lease.

In September 2015, and again in November 2015, the Company amended its operating lease in Rockville, Maryland to include additional office and laboratory space and extend the term of the lease for its existing space to October 2020. The lease for the additional space commenced in April 2016, and has a 5-year term expiring in March 2021. The Company has options to extend the lease for the additional space to be coterminous with the Company’s existing lease at that facility. Initial monthly payments required under the lease for the additional space are $41 and escalate annually in accordance with the lease. The Company received a $286 tenant improvement allowance from the landlord which will be deferred and amortized on a straight-line basis as a reduction of rent expense over the term of lease.

In January 2016, the Company entered into a 7.5-year, non-cancelable operating lease for additional office space in Rockville, Maryland. The lease commenced in February 2016, and expires in September 2023. Initial monthly payments required under the lease are $38 beginning seven months from the commencement date and escalate annually in accordance with the lease agreement. The Company received a $725 tenant improvement allowance from the landlord which, if used by the Company, will be deferred and amortized on a straight-line basis as a reduction of rent expense over the term of lease.

The Company has entered into various short-term operating leases for office and laboratory space in Gaithersburg, Maryland, Philadelphia, Pennsylvania and New York, New York, which expire at various dates through July 2016.

As of March 31, 2016, future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Leases
2016 (remainder of year)	$848
2017	1,286
2018	1,325
2019	1,365
2020	1,337
Thereafter	1,614
Total minimum lease payments	$7,775

Licenses Granted to the Company

Licenses granted to the Company may require the Company to make future payments relating to sublicense fees, milestone fees for milestones not met as of March 31, 2016 and royalties on future sales of licensed products. Additionally, the Company may be responsible for the cost of the maintenance of the intellectual property as incurred by its licensors. Up-front fees to obtain licensed technology are included in research and development expenses and patent maintenance costs are included in general and administrative expenses in the statements of operations and comprehensive loss. Sublicense fees are based on a specified percentage of license fees earned by the Company and are included in licensing costs in the statements of operations and comprehensive loss. Royalties on sales of licensed reagents for use in research and development are included in costs of reagent sales in the statements of operations and comprehensive loss. The Company has not commercialized any product candidates or paid any royalties under these agreements other than for the sales of licensed reagents.

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

Expenses incurred by the Company related to its license from Penn were as follows:

	Three Months Ended March 31,
	2016	2015
Sublicense fees	$33	$10
Royalties on sales of reagents	2	1
Maintenance of licensed patents	29	10
	$64	$21

As of March 31, 2016 and December 31, 2015, the Company had accrued $170 and $440, respectively, in expenses payable to Penn under the license agreement, which are included in accounts payable and accrued expenses on the Company’s balance sheets. Until September 30, 2015, the Company considered Penn to be a related party. See Note 9 for further information on related party transactions with Penn.

GlaxoSmithKline LLC. On March 6, 2009, the Company entered into a license agreement, as amended, with GlaxoSmithKline LLC (GSK) for exclusive, worldwide rights to certain patents underlying the Company’s NAV® Technology Platform which are owned by Penn and exclusively licensed to GSK. Under the terms of the agreement, in consideration for the license, the Company issued to GSK 19.9 percent of the then outstanding membership interest in the LLC on a fully diluted basis after issuance. The Company is obligated to pay GSK royalties on net sales and sublicense fees, if any. Additionally, the Company is obligated to reimburse GSK for certain costs incurred and invoiced to the Company related to the maintenance of the licensed patents. The Company is obligated to pay GSK up to $1,500 upon the achievement of various milestones. As of March 31, 2016, no milestones have been achieved and accordingly no milestone payments were payable to GSK.

Expenses incurred by the Company related to its license from GSK were as follows:

	Three Months Ended March 31,
	2016	2015
Sublicense fees	$33	$10
Royalties on sales of reagents	1	1
Maintenance of licensed patents	92	114
	$126	$125

As of March 31, 2016 and December 31, 2015, the Company had accrued $233 and $526, respectively, in expenses payable to GSK under the license agreement, which are included in accounts payable and accrued expenses on the Company’s balance sheets. Until September 30, 2015, the Company considered GSK to be a related party. See Note 9 for further information on related party transactions with GSK.

ARIAD Pharmaceuticals, Inc. On November 19, 2010, the Company entered into a license agreement with ARIAD Pharmaceuticals, Inc. (ARIAD), for exclusive, worldwide rights to certain patents owned and exclusively licensed by ARIAD. In consideration for the license, the Company issued Class A Units of the LLC to ARIAD with a fair value of $726. Under the terms of the agreement, the Company is obligated to pay ARIAD royalties on net sales, and sublicense fees, if any. Additionally, the Company is obligated to pay ARIAD up to $2,300 and annual maintenance fees of $50 upon the achievement of various milestones. As of March 31, 2016, no milestones have been achieved and accordingly no milestone payments or maintenance fees were payable to ARIAD. Additionally, the Company has not incurred any royalties or sublicense fees payable to ARIAD since the inception of the agreement. The Company had no amounts due to ARIAD under the agreement as of March 31, 2016 and December 31, 2015.

Regents of the University of Minnesota. On November 10, 2014, the Company entered into a license agreement with Regents of the University of Minnesota (Minnesota), for an exclusive license under certain patent rights to commercialize products covered by the licensed patent rights in any country or territory in which a licensed patent has been issued and is unexpired, or a licensed patent application is pending. In consideration for the license, the Company paid an up-front fee of $25 and reimbursed Minnesota for patent maintenance expenses of $9. Under the terms of the agreement, the Company is obligated to pay Minnesota annual maintenance fees between $5 and $15 per year on each anniversary date of the agreement. Additionally, the Company is obligated to pay royalties on net sales and sublicense fees, if any, and up to $125 per licensed product upon the achievement of various milestones. As of March 31, 2016, no milestones have been achieved and accordingly no milestone payments were payable to Minnesota. Additionally, the

Company has not incurred any royalties or sublicense fees payable to Minnesota since the inception of the agreement. The Company had no amounts due to Minnesota under the agreement as of March 31, 2016 and December 31, 2015.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2016 and December 31, 2015, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded any related liabilities.

7. Significant Agreements

See Note 6 for license agreements granted to the Company.

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

Milestone fees are payable to the Company upon the achievement of specific clinical and regulatory developments by licensees. As of March 31, 2016, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, could result in aggregate milestone fees payable to the Company of up to $500 upon the submission of preclinical regulatory filings, $16,650 upon the commencement of various stages of clinical trials, $28,000 upon the submission of regulatory approval filings, $73,500 upon the approval of commercial products by regulatory agencies and $47,000 upon the achievement of specified sales targets for licensed products.

License revenue consists of the following:

	Three Months Ended March 31,
	2016	2015
Maintenance fees for commercial licenses	$250	$100
Research and other license revenue	78	—
	$328	$100

8. Stock-based Compensation

Equity Incentive Plans

In September 2014, the Board of Directors adopted the 2014 Stock Plan (2014 Plan). In June 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective on September 16, 2015, the date on which the registration statement for the IPO was declared effective. The 2015 Plan replaced the 2014 Plan, and as of the effective date of the 2015 Plan, no further awards may be issued under the 2014 Plan. Any options or awards outstanding under the 2014 Plan at the effective date of the 2015 Plan remained outstanding and effective. The initial amount of shares authorized for issuance under the 2015 Plan was 2,952. The number of authorized shares under the 2015 Plan automatically increases annually on January 1, beginning January 1, 2016, by the lesser of (i) 4% of the total number of shares of common stock outstanding on December 31 of the prior year, or (ii) a number of common shares determined by the Board of Directors. Effective January 1, 2016, the Board of Directors authorized an additional 1,053 shares to be issued under the 2015 Plan. As of March 31, 2016, the total number of shares of common stock authorized for issuance under the 2015 Plan and 2014 Plan is 7,178, of which 2,307 remain available for future grants under the 2015 Plan.

The 2014 Plan and 2015 Plan provide for the issuance of stock options, stock appreciation rights, restricted and unrestricted stock awards and performance cash awards to employees, members of the Board of Directors and consultants of the Company. No stock appreciation rights, restricted or unrestricted stock awards or performance cash awards have been granted under the 2014 Plan and 2015 Plan since the inception of the plans. Stock options under the 2014 Plan and 2015 Plan generally expire ten years following the date of grant. Options typically vest over a four year period, but vesting provisions can vary by award based on the discretion of the Board of Directors. Certain awards issued by the Company include performance conditions that must be achieved in order for vesting to occur. Stock options under the 2014 Plan and 2015 Plan carry an exercise price at least equal to the estimated fair value of the Company’s common stock on the date of grant.

Shares of common stock underlying awards previously issued under the 2014 Plan and 2015 Plan which are reacquired by the Company, withheld by the Company in payment of the purchase price, exercise price or withholding taxes, expired, cancelled due to forfeiture or otherwise terminated other than by exercise, are added to the number of shares of common stock available for issuance under the 2015 Plan. Shares available for issuance under the 2015 Plan may be either authorized but unissued shares of the Company’s common stock or common stock reacquired by the Company and held in treasury. The 2015 Plan expires in June 2025, ten years from the date it was adopted by the Board of Directors, unless earlier terminated.

The following table summarizes stock option activity under the Company’s equity incentive plans:

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2015	3,684	$5.52	9.1	$44,472
Granted	1,098	$13.07
Exercised	(25)	$0.85
Cancelled or forfeited	(39)	$12.41
Outstanding at March 31, 2016	4,718	$7.24	9.1	$26,556
Exercisable at March 31, 2016	1,446	$1.70	8.6	$13,534
Vested and expected to vest at March 31, 2016	4,718	$7.24	9.1	$26,556

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2016 was $8.75. During the three months ended March 31, 2016, the total number of stock options exercised was 25, resulting in total proceeds of $21. The total intrinsic value of options exercised during the three months ended March 31, 2016 was $295.

Stock-based compensation expense for the three months ended March 31, 2016 and December 31, 2015, relates solely to stock options granted under the 2014 Plan and the 2015 Plan. The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the statement of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2016	2015
Research and development	$392	$24
General and administrative	1,154	52
	$1,546	$76

Stock Options Granted to Employees. The fair value of options granted to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Three Months Ended
March 31, 2016
Expected volatility	75%
Expected term (in years)	6.3
Risk-free interest rate	1.6%
Expected dividend yield	0.0%

The Company did not grant any stock options to employees during the three months ended March 31, 2015. As of March 31, 2016, there was $19,171 of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 3.54 years.

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

	Three Months Ended
	March 31, 2016	March 31, 2015
Expected volatility	84%	66%
Expected term (in years)	8.8	9.5
Risk-free interest rate	1.7%	1.9%
Expected dividend yield	0.0%	0.0%

Employee Stock Purchase Plan

In June 2015, the Company’s Board of Directors adopted the 2015 Employee Stock Purchase Plan (2015 ESPP), which became effective on September 16, 2015, the date on which the registration statement for the IPO was declared effective. The 2015 ESPP authorizes the initial issuance of up to a total of 254 shares of the Company’s common stock to participating employees. The number of shares reserved for issuance under the 2015 ESPP automatically increases on the first business day of each fiscal year, commencing in 2016, by a number equal to the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. Unless otherwise determined by the administrator of the 2015 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. As of March 31, 2016, there was no activity under the 2015 ESPP. The Board of Directors did not authorize any further shares to be reserved for issuance under the 2015 ESPP in January 2016.

9. Related Party Transactions

The Trustees of the University of Pennsylvania

Penn is a stockholder of the Company as a result of the intellectual property license granted to the Company in February 2009, and prior to September 30, 2015, the Company considered Penn to be a related party. See Note 6 for further information, including costs incurred by the Company, regarding its license from Penn.

In addition to the license agreement, Penn also provides manufacturing and research and development services to the Company. Penn was considered a related party of the Company for the three months ended March 31, 2015. During the three months ended March 31, 2015, the Company incurred $32 in services from Penn for the manufacturing of reagents for sale by the Company as well as $1,127 in research and development services provided by Penn.

As a result of various factors, including the dilution to the Company’s stockholders resulting from the sale and issuance of Series C convertible preferred stock (Series C Preferred Stock) and Series D convertible preferred stock (Series D Preferred Stock), and the closing of the Company’s IPO on September 22, 2015, the Company no longer considers Penn to be a related party subsequent to the period ended September 30, 2015.

GlaxoSmithKline LLC

GSK is a stockholder of the Company as a result of the intellectual property license granted to the Company in March 2009, and prior to September 30, 2015, the Company considered GSK to be a related party. See Note 6 for further information, including costs incurred by the Company, regarding its license from GSK.

As a result of various factors, including the dilution to the Company’s stockholders resulting from the sale and issuance of Series C Preferred Stock and Series D Preferred Stock, and the closing of the Company’s IPO on September 22, 2015, the Company no longer considers GSK to be a related party subsequent to the period ended September 30, 2015.

Dimension Therapeutics, Inc.

The Company and a number of its members, directors and management received common stock of Dimension as consideration for a license granted to Dimension in October 2013. Additionally, at the date of the license, three of the Company’s board members also served on the board of directors of Dimension. As a result, prior to September 30, 2015, the Company considered Dimension to be a related party.

As of September 30, 2015, the Company no longer had any overlapping board members with Dimension. Additionally, the Company’s directors and management do not have significant influence over Dimension. Accordingly, the Company no longer considers Dimension to be a related party subsequent to the period ended September 30, 2015.

In 2014, the Company received $200 from Dimension for the purchase of materials owned by the Company and used in the Company’s manufacturing process for research and development and clinical trials. The $200 is recognized as a gain on disposal of the material as the material is delivered to Dimension. As of March 31, 2015, the Company had recognized $47 of the total gain on disposal and had recorded a liability of $153 related to undelivered material. No gain was recognized during the three months ended March 31, 2015.

FoxKiser

The Company was party to a services agreement, as amended from time to time, with FoxKiser, an affiliate of certain stockholders of the Company and affiliate of one current and one former member of the Board of Directors, which was terminated in January 2015. Under the agreement, the Company paid a fixed monthly fee plus an additional support fee, as determined by FoxKiser on a monthly basis, as consideration for office facilities, equipment, supplies, general management, accounting, financial management, human resources, legal, secretarial, regulatory compliance and other services provided to the Company. The amounts outstanding to FoxKiser under the services agreement in excess of 30 days from their due date accrued interest at 1.5 percent per month, compounding monthly. The Company allocated the service fees from FoxKiser between research and development and general and administrative expense. For the three months ended March 31, 2015, costs incurred under the services agreement with FoxKiser included $197 of research and development expenses and $148 of general and administrative expenses.

The Company entered into a Professional Services Agreement with FoxKiser effective as of January 1, 2016, pursuant to which the Company incurs a fixed monthly fee of $80 in consideration for certain strategic planning, development and regulatory services to be provided by FoxKiser.  The Professional Services Agreement has an initial term of one year and is terminable by either party, at any time, upon sixty days’ prior written notice to the other party. Costs incurred under the Professional Services Agreement with FoxKiser for the three months ended March 31, 2016 were $240, which have been recorded as research and development expenses in the statements of operations and comprehensive loss.

Chief Scientific Advisor

In September 2014, the Company entered into an advisory agreement with its Chief Scientific Advisor, who is also the Chairman of the Company’s Scientific Advisory Board. The agreement was amended in May 2015 and expires in March 2017. During the three months ended March 31, 2016 and 2015, the Company incurred advisory fees of $62 and $45, respectively, to the Chief Scientific Advisor under the agreement. Additionally, since the inception of the agreement, the Company has granted options to purchase 212 shares of common stock to the Chief Scientific Advisor as compensation for services to be provided to the Company, which vest partially upon the completion of future service conditions and partially upon the achievement of specified performance conditions as set forth in the award agreements.

10. Net Loss Per Share

The following potentially dilutive securities outstanding at the end of the period were excluded from the computations of diluted weighted-average shares outstanding for the periods indicated as they would be anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Series A convertible preferred stock and preferred units	—	2,393
Series B convertible preferred stock and preferred units	—	1,906
Series C convertible preferred stock and preferred units	—	4,632
Stock options issued and outstanding	4,718	2,099
	4,718	11,030

Amounts in the table above reflect the common stock equivalents of the noted instruments.

11. Supplemental Disclosures

Accrued expenses and other current liabilities consists of the following:

	March 31,	December 31,
	2016	2015
Accrued personnel costs	$1,380	$1,371
Accrued external research and development	2,062	791
Accrued sublicense fees and royalties on reagent sales	260	260
Other accrued expenses and current liabilities	931	776
	$4,633	$3,198

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of REGENXBIO Inc.’s financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 3, 2016. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All amounts are expressed in thousands other than per share amounts.

Overview

REGENXBIO Inc. (we, our, the Company or REGENXBIO) is a leading biotechnology company focused on the development, commercialization and licensing of recombinant adeno-associated virus (AAV) gene therapy. Our proprietary AAV gene delivery platform (our NAV Technology Platform) consists of exclusive rights to over 100 novel AAV vectors, including AAV7, AAV8, AAV9 and AAVrh10 (NAV Vectors). As of March 31, 2016, our NAV Technology Platform was being applied in the development of 28 product candidates for a variety of diseases, including five internally developed product candidates and 23 partnered product candidates developed by our third-party licensees (NAV Technology Licensees).

We currently plan to build internal gene therapy franchises in the metabolic, neurodegenerative and retinal therapeutic areas, and develop multiple product candidates in each area. Our most advanced programs are for the treatment of two severe genetic diseases: homozygous familial hypercholesterolemia (HoFH) and Mucopolysaccharidosis Type I (MPS I). An investigational new drug application (IND) to support a Phase I/II clinical trial to evaluate the effect of RGX-501 for the treatment of HoFH is active. We expect a Phase I/II clinical trial for RGX-501 to be initiated in the first half of 2016. We expect to file an IND with the U.S. Food and Drug Administration (the FDA) for RGX-111, our program for MPS I, in the first half of 2016 to support a Phase I/II clinical trial, which we expect to initiate in the third quarter of 2016. We also have a preclinical program for wet age-related macular degeneration (wet AMD) for which we expect to file an IND with the FDA in the second half of 2016 and a preclinical program for Mucopolysaccharidosis Type II (MPS II) for which we expect to file an IND with the FDA in the first half of 2017.

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

Grant Revenue

Grant revenue is generated through research and development grant programs offered by the United States (U.S.) federal government and the European Union (EU). As of March 31, 2016, all grants from the U.S. federal government have been completed. Grant revenue is expected to decrease in future periods as we expect to incur significantly less costs under the MeuSIX grant funded by the EU. We are not currently seeking any further grant awards.

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

We typically utilize our employee, consultant and infrastructure resources across our development programs. We do not allocate personnel costs, other internal costs or certain external costs to specific product candidates or development programs.

We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	initiation of Phase I/II clinical trials to evaluate the safety and efficacy of our RGX-501 and RGX-111 product candidates for HoFH and MPS I, respectively;
•	clinical trials to evaluate the safety and efficacy of our RGX-314 product candidate for wet AMD;
•	research and development for our RGX-121 and RGX-321 programs for MPS II and X-linked retinitis pigmentosa (XLRP), respectively;
•	research and development for additional product candidates addressing other diseases in the metabolic, neurodegenerative and retinal therapeutic areas;
•	continued investment in manufacturing process development activities; and
•	continued acquisition and manufacture of clinical trial materials in support of our anticipated clinical trials.

During the three months ended March 31, 2016 and 2015, we incurred the following external research and development expenses:

•

$1,049 and $1,721, respectively, for external, preclinical research and development as well as grant activities related to our internal product candidates and the advancement of our technology and other potential product candidates;

•	$1,254 and $479, respectively, for the development of general manufacturing processes and the manufacturing of materials to be used in clinical trials for RGX-501, RGX-111, RGX-121 and RGX-314; and
•	$221 and $0, respectively, for clinical trial activities for RGX-501 and RGX-111.

The remainder of research and development expenses for the three months ended March 31, 2016 and 2015 include personnel costs, consulting, overhead and other externally sourced research and development services which are not allocated to our programs.

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

We expect that our general and administrative expense will continue to increase as we recently began operating as a publicly-traded company and continue to develop, and potentially commercialize, our internal product candidates. We believe that these increases likely will include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur increased costs to expand our accounting and finance team with knowledgeable personnel to comply with reporting requirements applicable to public companies and maintain adequate internal control over financial reporting.

Other Income (Expense)

Other income (expense) primarily includes investment income. Investment income consists of interest income earned on cash equivalents and marketable securities. Cash equivalents are comprised of money market mutual funds and marketable securities are comprised of primarily corporate debt securities. Interest expense is related to previously outstanding borrowings from FoxKiser LLP (FoxKiser).

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

Our significant accounting policies are fully described in Note 2 of the accompanying unaudited financial statements and in Note 2 to our audited financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes in our critical accounting policies since December 31, 2015.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015	Change
Revenues
License revenue	$328	$100	$228
Reagent sales	59	104	(45)
Grant revenue	6	440	(434)
Total revenues	393	644	(251)
Expenses
Costs of revenues
Licensing costs (including amounts to related parties)	66	20	46
Costs of reagent sales (including amounts to related parties)	30	33	(3)
Research and development (including amounts to related parties)	6,183	2,791	3,392
General and administrative (including amounts to related parties)	5,479	1,716	3,763
Other operating expenses (income)	(114)	77	(191)
Total operating expenses	11,644	4,637	7,007
Loss from operations	(11,251)	(3,993)	(7,258)
Other Income (Expense)
Investment income	483	2	481
Interest expense	—	(20)	20
Total other income (expense)	483	(18)	501
Net loss	$(10,768)	$(4,011)	$(6,757)

License Revenue. License revenue increased by $228, from $100 for the three months ended March 31, 2015 to $328 for the three months ended March 31, 2016. This increase is primarily attributable to an increase in research license fees and annual maintenance fees recognized from commercial licenses granted prior to 2016.

Grant Revenue. Grant revenue decreased by $434, from $440 for the three months ended March 31, 2015 to $6 for the three months ended March 31, 2016. This decrease is attributable to significantly less research and development activities conducted under our grant award from the EU.

Research and Development Expense. Research and development expenses increased by $3,392, from $2,791 for the three months ended March 31, 2015 to $6,183 for the three months ended March 31, 2016. This increase is primarily attributable to the following:

•

an increase of $2,104 for personnel costs as a result of increased headcount and stock-based compensation, as well as recruiting costs associated with the hiring of key research and development personnel;

•	an increase of $771 for externally sourced manufacturing process development and manufacturing of material for clinical trials related primarily to RGX-501, RGX-111, RGX-121 and RGX-314;
•	an increase of $531 for consulting services related to preclinical, manufacturing, clinical and regulatory activities;
•	an increase of $221 for clinical trial activities associated with RGX-501 and RGX-111; and
•	an increase of $202 for facilities used by research and development personnel, as a result of increased headcount.

The increase in research and development expenses was partially offset by a decrease of $672 for external, preclinical research and development as well as grant activities related to our internal product candidates and the advancement of our technology and other potential product candidates.

General and Administrative Expense. General and administrative expenses increased by $3,763, from $1,716 for the three months ended March 31, 2015 to $5,479 for the three months ended March 31, 2016. This increase is primarily attributable to the following:

•

an increase of $2,682 for additional personnel costs as a result of increased headcount and stock-based compensation expense, as well as recruiting costs associated with the hiring of general corporate personnel;

•	an increase of $427 for professional fees related to legal, accounting and consulting services, including fees associated with directors and advisors;
•	an increase of $209 for insurance expenses as a result of general growth and operating as a public company; and
•	an increase of $86 for information technology expenses supporting general corporate activities.

Investment Income. Investment income increased by $481, from $2 for the three months ended March 31, 2015 to $483 for the three months ended March 31, 2016. This increase is attributable to significantly higher investments in marketable securities and money market mutual funds during the three months ended March 31, 2016 as a result of net cash proceeds received from the sale and issuance of Series C convertible preferred stock (Series C Preferred Stock) and Series D convertible preferred stock (Series D Preferred Stock) prior to our IPO and from the sale and issuance of common stock in our IPO.

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

In January 2015, we completed the sale and issuance of 4,632 shares of Series C Preferred Stock, par value $0.0001 per share, at a per share price of $6.477 for aggregate gross proceeds of $30,000. The aggregate purchase price of $30,000 included $26,208 of cash proceeds and the conversion $3,792 of debt by FoxKiser. In May 2015, we completed the sale and issuance of 7,367 shares of Series D Preferred Stock, par value $0.0001 per share, at a per share price of $9.5699 generating aggregate gross proceeds of $70,500.

In September 2015, we completed our IPO whereby we sold 7,245 shares of common stock (inclusive of 945 shares of common stock sold pursuant to the full exercise of an option to purchase additional shares granted to the underwriters in connection with the offering) at a price of $22.00 per share. The aggregate net proceeds from the offering were $145,184, net of underwriting discounts and commissions and offering expenses payable by us. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 16,298 shares of common stock. As of March 31, 2016, we had cash, cash equivalents and marketable securities of $208,608. We believe that our cash, cash equivalents and marketable securities as of March 31, 2016 will enable us to initiate Phase I/II clinical trials for RGX-501 and RGX-111 and file an IND in preparation for a Phase I/II clinical trial for RGX-314, as well as fund our operating expenses and capital expenditure requirements into 2018.

We have incurred losses since our inception and, as of March 31, 2016, had an accumulated deficit of $62,388. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future. As a result, we may need additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Cash Flows

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(7,887)	$(1,675)
Net cash used in investing activities	(10,739)	(106)
Net cash provided by financing activities	21	26,028
Net increase (decrease) in cash and cash equivalents	$(18,605)	$24,247

Operating Activities

Net cash used in operating activities increased by $6,212, from $1,675 for the three months ended March 31, 2015, to $7,887 for the three months ended March 31, 2016. This increase is primarily attributable to an increase in net loss during the three months ended March 31, 2016, due largely to increased headcount and significant increases in research and development and general and administrative expenses. We expect operating expenses to continue to grow in 2016.

For the three months ended March 31, 2016, our net cash used in operating activities of $7,887 consisted of a net loss of $10,768, offset by $2,052 in adjustments for non-cash items and changes in working capital of $829. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $1,546 and net amortization of premiums on marketable debt securities of $471. The change in working capital was primarily attributable to an increase in accrued expenses and other current liabilities of $1,210 and an increase in deferred rent of $453, and was partially offset by an increase in other current assets of $449.

For the three months ended March 31, 2015, our net cash used in operating activities of $1,675 consisted of a net loss of $4,011, offset by $210 in adjustments for non-cash items and $2,126 of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of unrealized foreign currency losses of $121. The change in working capital was primarily attributable to an increase in accounts payable and accrued expenses of $1,035, an increase in amounts due to related party of $795 and a decrease in related party receivables of $750, partially offset by an increase in trade receivables of $407 primarily consisting of reimbursements due to us under our grant with the EU.

Investing Activities

For the three months ended March 31, 2016, net cash used in investing activities consisted of $20,429 to purchase marketable securities and $416 to purchase property and equipment, offset by $10,106 in maturities of marketable securities.

For the three months ended March 31, 2015, net cash used in investing activities consisted of $106 to purchase property and equipment.

Financing Activities

For the three months ended March 31, 2016, net cash provided by financing activities consisted of $21 in net proceeds received from the exercise of stock options.

For the three months ended March 31, 2015, net cash provided by financing activities primarily consisted of $26,021 in net proceeds from the sale and issuance of Series C Preferred Stock.

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

Based upon our current operating plan, we believe that our cash and cash equivalents and marketable securities as of March 31, 2016, will enable us to initiate Phase I/II clinical trials for RGX-501 and RGX-111 and file an IND in preparation for a Phase I/II clinical trial for RGX-314, as well as fund our operating expenses and capital expenditure requirements into 2018. We intend to devote the majority of our current capital to clinical development and regulatory approval of our internally developed product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

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

We have entered into a number of short-term and long-term operating leases for office and laboratory space in Rockville, Maryland, Gaithersburg, Maryland, Philadelphia, Pennsylvania and New York, New York. As of March 31, 2016, future lease payments under operating leases were as follows:

		Less Than
		1 Year
		(remainder	Years	Years	More Than
	Total	of 2016)	1-3	3-5	5 Years
Future minimum lease payments	$7,775	$848	$2,611	$2,702	$1,614

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission (SEC).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For additional information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our exposure to market risk during the three months ended March 31, 2016.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2016 that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting. We did not maintain (i) effective controls in our contract review process to ensure the completeness of contracts reviewed and to appropriately identify and account for provisions within our contracts; and (ii) a sufficient complement of resources to ensure adequate review and segregation of duties within our financial reporting processes.

Notwithstanding the material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S.

Remediation Activities

Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been taken since the material weaknesses were identified:

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

•	strengthened our internal policies, processes and reviews, including completion of the formal documentation thereof;
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

•	engaged a professional accounting services firm to help us assess and document our internal controls for complying with the Sarbanes-Oxley Act.

The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. While significant progress has been made to enhance our internal control over financial reporting and we have implemented a number of new processes, procedures and controls, as noted above, we are still in the process of implementing additional automated controls and testing these processes, procedures and controls. Additional time is required to assess their implementation and ensure the sustainability of these procedures. We believe the above actions will be effective in remediating the material weaknesses described above and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors set forth below as well as the other information contained in this Quarterly Report on Form 10-Q and in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2015. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations. In these circumstances, the market price of our common stock would likely decline and you could lose all or part of your investment.

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

Our business depends substantially on the success of RGX-111, RGX-121, RGX-314, RGX-321 and RGX-501 (collectively, our Lead Product Candidates).  Of our Lead Product Candidates, RGX-501 is our only clinical program and our other Lead Product Candidates are still in preclinical development. If we are unable to obtain regulatory approval for, or successfully commercialize, our Lead Product Candidates or other future product candidates, our business will be materially harmed.

Our Lead Product Candidates are in the early stages of development and will require preclinical studies (other than RGX-501, which is our only clinical program), substantial clinical development and testing, manufacturing bridging studies and process validation and regulatory approval prior to commercialization. Successful continued development and ultimate regulatory approval of our Lead Product Candidates is critical for our future business success and our ability to generate product revenue. We have invested, and will continue to invest, a significant portion of our financial resources in the development of our Lead Product Candidates. We will need to raise sufficient funds for, and successfully complete, our planned preclinical and future clinical trials of our Lead Product Candidates in appropriate subjects. The future regulatory and commercial success of these product candidates is subject to a number of risks, including the following:

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

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our NAV Technology Platform. Other than RGX-501 which is our only clinical program, our Lead Product Candidates are currently in preclinical development and our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a more narrow indication than we seek.

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

Further, the regulatory authorities may require concurrent approval or the CE mark (a mandatory conformity assessment marking for certain products sold within the European Economic Area (EEA)) of a companion diagnostic device, since it may be necessary to use FDA- cleared or FDA-approved, or CE-marked, diagnostic tests or diagnostic tests approved by other comparable foreign regulatory authorities to diagnose patients or to assure the safe and effective use of our product candidates in trial subjects. FDA refers to such tests as in vitro companion diagnostic devices. On July 31, 2014, the FDA announced the publication of a final guidance document describing the agency’s current thinking about the development and regulation of in vitro companion diagnostic devices. The final guidance articulates a policy position that, when safe and effective use of a therapeutic product depends on a diagnostic device, the FDA generally will require approval or clearance of the diagnostic device at the same time that FDA approves the therapeutic product. The final guidance allows for two exceptions to the general rule of concurrent drug/device approval, namely, when the therapeutic product is intended to treat serious and life-threatening conditions for which no alternative exists, and when a serious safety issue arises for an approved therapeutic agent, and no FDA-cleared or FDA-approved companion diagnostic test is yet available. It is unclear how the FDA will apply this policy to our current or future gene therapy product candidates. Although we believe diagnoses based on symptoms in conjunction with existing genetic tests developed and administered by laboratories certified under the Clinical Laboratory Improvement Amendments (CLIA) are sufficient to diagnose patients for our current product candidates, the FDA may disagree. Should the FDA deem genetic tests used for diagnosing patients for our therapies to be in vitro companion diagnostics requiring FDA clearance or approval, we may face significant delays or obstacles in obtaining approval of a BLA for our product candidates. On September 26, 2012 in the European Union, the European Commission released a package of legislative proposals designed to replace the existing regulatory framework for medical devices and in vitro diagnostic medical devices in the EEA. These proposals are intended to strengthen the medical devices rules in the EEA countries. On October 13, 2015, discussions commenced between the European Commission, the European Parliament and the Council of Ministers with the aim of agreeing on the final text of the Regulations. Depending on the outcome of the negotiations, the Regulation on in vitro diagnostic medical devices could be definitively adopted in the summer of 2016. If adopted in their current form, these revisions may impose additional obligations on us that may impact the development and authorization of our product candidates in the European Union.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory oversight.

Even if we obtain any regulatory approval for our product candidates, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates also may be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The FDA Guidance for Industry on Gene Therapy Clinical Trials—Observing Subjects for Delayed Adverse Events advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with the FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.  Equivalent rules apply in the European Union and other foreign countries.

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

Since inception, we have incurred substantial net losses. Our net losses for the three months ended March 31, 2016, and the years ended December 31, 2015 and 2014, were $10.8 million, $22.8 million and $4.0 million, respectively. As of March 31, 2016, we had an accumulated deficit of $62.4 million. We historically have financed our operations primarily through private placements of our preferred stock and sublicensing rights to our NAV Technology Platform. We have devoted substantially all of our efforts to licensing our NAV Technology Platform and to research and development, including preclinical and planned clinical development of our product candidates, as well as to building out our team. Our only clinical program is RGX-501, the clinical trial for which is being conducted by our partners at Penn, and we expect that it could be several years, if ever, before we commercialize an internal product candidate. We license certain intellectual property related to our NAV Technology Platform to third parties. Our NAV Technology Licensees have multiple preclinical studies and clinical trials in progress. However, no NAV Technology Licensee has an approved or commercialized gene therapy product based on such licensing program. We expect to generate only limited revenue, if any, from our current NAV Technology Licensees and any future NAV Technology Licensees in the near term. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2016, our cash, cash equivalents and marketable securities were $208.6 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to initiate Phase I/II clinical trials for RGX-501 and RGX-111 and file an IND in preparation for a Phase I/II clinical trial for RGX-314 and RGX-121, as well as fund our operating expenses and capital expenditure requirements into 2018.

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

We are an emerging clinical-stage company formed in July 2008. Our operations to date have predominantly focused on organizing and staffing our company, business planning, raising capital, acquiring our technology, administering and expanding our NAV Technology Platform sublicensing, identifying potential product candidates and undertaking research and preclinical studies of our product candidates and establishing licensing arrangements. We expect to initiate our first two clinical trials for RGX-501 and RGX-111 in 2016.  The clinical trial for RGX-501 will be initiated with our development partners at Penn. We have not yet demonstrated the ability to continue expansion of our NAV Technology Platform sublicensing efforts, complete and report clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

The preparation of our financial statements requires significant interpretations, estimates and judgements. Disagreements with respect to these interpretations, estimates and judgements by the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board or various other bodies could result the restatement of our financial statements or other potential adverse effects.

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

First, we determined that we did not have effective controls in our contract review process to ensure the completeness of contracts reviewed and to appropriately identify and account for provisions within our contracts. Second, we determined that we did not maintain a sufficient complement of resources to ensure adequate review and segregation of duties within our financial reporting processes.

These control deficiencies resulted in adjustments to our financial statements for 2014 and 2013 to revenues, equity, research and development, general and administrative, other operating income and interest expense. Each of the control deficiencies could result in a misstatement of aforementioned accounts or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

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

If our licensing agreements or collaborations do not result in the successful development and commercialization of products, or if one of our licensees or collaborators terminates its agreement with us, we may not receive any future milestone or royalty payments, as applicable, under the collaboration. If we do not receive the payments we expect under these agreements, our development of product candidates could be delayed and we may need additional resources to develop our product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and the perception of us in the business and financial communities could be harmed. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q apply to the activities of our collaborators, including our license partners.

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

We currently have a development, manufacturing and testing agreement and cooperation agreement with WuXi AppTec, Inc. (WuXi) and similar agreements with other parties to manufacture supplies of our product candidates in the future. Our product candidates require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of biologics such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, European Union or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs. To date, no cGMP gene therapy manufacturing facility in the U.S. has received approval from the FDA for the manufacture of an approved gene therapy product, and, therefore, the timeframe required for us to obtain such approval is uncertain.

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

Any problems in our manufacturing process or the facilities with which we contract could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in third-party manufacturing processes or facilities also could restrict our ability to meet market demand for our products. Additionally, should our manufacturing agreements with WuXi or other parties be terminated for any reason, there are a limited number of manufacturers who would be suitable replacements and it would take a significant amount of time to transition the manufacturing to a replacement.

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

We are highly dependent on members of our executive team, including, without limitation, Kenneth T. Mills, our Chief Executive Officer; Stephen Yoo, M.D., our Chief Medical Officer; Vittal Vasista, our Chief Financial Officer; Faraz Ali, our Chief Business Officer; and Curran M. Simpson, our Senior Vice President, Technical Operations; and scientific advisors, including, without limitation, James M. Wilson, M.D., Ph.D., our Chief Scientific Advisor; the loss of any of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We currently do not have “key person” insurance on any of our employees. The loss of the services of one or more of our current employees, consultants and advisors might impede the achievement of our research, development, licensing and commercialization objectives.

Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, also will be critical to our success. There currently is a shortage of skilled individuals with substantial gene therapy experience, which we believe is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for individuals with similar skill sets. In addition, failure to succeed in preclinical studies or clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of certain executives, including, without limitation, Kenneth T. Mills, our Chief Executive Officer; Stephen Yoo, M.D., our Chief Medical Officer; Vittal Vasista, our Chief Financial Officer; Faraz Ali, our Chief Business Officer; and Curran M. Simpson, our Senior Vice President, Technical Operations; key employees, consultants or advisors, including, without limitation, James M. Wilson, M.D., Ph.D., our Chief Scientific Advisor; may impede the progress of our research, development, licensing and commercialization objectives and materially harm our business, financial condition, results of operations and prospects. Additionally, our current management team has only been working together for a relatively short period of time and a number of members of our current management team have been employed by us for less than a year.

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

On December 15, 2015, a proposal for a European Union Data Protection Regulation, intended to replace the current European Union Data Protection Directive, was agreed upon between the European Parliament, the Council of the European Union and the European Commission. The European Union Data Protection Regulation, which will be officially adopted in the first quarter of 2016, will introduce new data protection requirements in the European Union as well as substantial fines for breaches of the data protection rules. The European Union Data Protection Regulation, which will be applicable two years after the date of its publication in the Official Journal for the European Union, will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and harm our business, financial condition, results of operations and prospects.

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

We rely on third parties for aspects of our business. Our revenue for the three months ended March 31, 2016 and the year ended December 31, 2015, consisted of license revenue, grant revenue and the sale of licensed reagents to third-parties for use in research and development. Four customers accounted for approximately 82% of our total revenue for the three months ended March 31, 2016. No other customer accounted for more than 10% of revenue for the three months ended March 31, 2016. Three customers accounted for approximately 79% of our total revenue for the year ended December 31, 2015. No other customer accounted for more than 10% of revenue in 2015. Future license revenue is uncertain due to the contingent nature of our licenses granted to third-parties. We expect grant revenue to decrease in the future as we are not currently seeking any further grant awards. We do not consider reagent sales a core aspect of our business model and we do not dedicate significant resources to sales efforts for reagents. Accordingly, future revenue from sales of reagents is uncertain and may fluctuate significantly from period to period.

Risks Related to Our Intellectual Property

Our rights to license our NAV Technology Platform and to develop and commercialize our product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.

We do not currently own any patents, and we are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our technology and products, including technology related to our manufacturing process and our gene therapy product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to license our platform or develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories not included in all of our licenses. For example, under our license agreement with GSK, GSK retained certain exclusive and non-exclusive rights under the patent rights that it licensed from Penn.

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

As of March 31, 2016, our executive officers, directors, holders of more than five percent of our capital stock and their respective affiliates beneficially owned 46.7% of our outstanding capital stock. Therefore, these stockholders may have the ability to influence us through their ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Substantial future sales of shares by existing stockholders, including pursuant to our equity incentive plans, or the perception that such sales may occur, could cause our stock price to decline.

If our existing stockholders, particularly our directors and executive officers and the entities and venture capital funds affiliated with our current and former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline. We had 26,337,799 outstanding shares of common stock as of March 31, 2016, 5,534,379 of which were beneficially owned by directors, executive officers and other affiliates and will be subject to volume and other limitations under Rule 144 under the Securities Act.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Some of our existing security holders have demand and piggyback rights to require us to register with the SEC up to 6,167,386 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market, subject to Rule 144 transfer restrictions applicable to affiliates.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. In an effort to achieve compliance with Section 404 within the prescribed period, we have incurred costs associated with the remediation of the material weaknesses identified in our internal control over financial reporting. Additionally, we have engaged in a process to document and evaluate our internal control over financial reporting. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to assess and document the adequacy of internal control over financial reporting. We will need to continue to improve our control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This continuous process is both costly and challenging and despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

10.35*	Employment Agreement effective as of February 29, 2016 between the Registrant and Faraz Ali

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

REGENXBIO Inc.

Dated: May 5, 2016	/s/ Kenneth T. Mills
Kenneth T. Mills
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 5, 2016	/s/ Vittal Vasista
Vittal Vasista
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

10.35*	Employment Agreement effective as of February 29, 2016 between the Registrant and Faraz Ali

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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