Form 10-Q
period 2016-06-30
REGENXBIO Inc.
filed 2016-08-09
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, there were 26,465,379 outstanding shares of the registrant’s common stock, $0.0001 par value per share.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Forward-looking statements include, but are not limited to, statements about:

•	the timing of enrollment, commencement and completion of our clinical trials;
•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;
•	the ability to obtain and maintain regulatory approval of our product candidates, and the labeling for any approved products;
•	the scope, progress, expansion and costs of developing and commercializing our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidates and technology;
•	our anticipated growth strategies;
•	our expectations regarding competition;
•	the anticipated trends and challenges in our business and the market in which we operate;
•	our ability to attract or retain key personnel;
•	the size and growth of the potential markets for our product candidates and the ability to serve those markets;
•	the rate and degree of market acceptance of any of our product candidates;
•	our ability to establish and maintain development partnerships;
•	our expectations regarding our expenses and revenue;
•	our expectations regarding regulatory developments in the United States and foreign countries; and
•	the use or sufficiency of our cash and cash equivalents and needs for additional financing.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. All of our development timelines could be subject to adjustment depending on recruitment rates, regulatory agency review, and other factors that could delay the initiation and completion of our clinical trials. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date of this report. Except as required by law, we disclaim any duty to update any of these forward-looking statements after the date such statements are made, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$30,083	$54,116
Marketable securities	64,124	60,025
Accounts receivable	783	2,136
Prepaid expenses	1,480	1,020
Other current assets	1,437	851
Total current assets	97,907	118,148
Marketable securities	104,510	102,226
Property and equipment, net	2,864	538
Cost method investments	300	300
Restricted cash	225	—
Other assets	266	168
Total assets	$206,072	$221,380
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,076	$1,014
Accrued expenses and other current liabilities	7,073	3,198
Advance payments	—	127
Total current liabilities	9,149	4,339
Deferred rent, net of current portion	748	233
Total liabilities	9,897	4,572
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at June 30, 2016 and December 31, 2015; 26,463 and 26,313 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	272,476	269,144
Accumulated other comprehensive income (loss)	521	(719)
Accumulated deficit	(76,825)	(51,620)
Total stockholders’ equity	196,175	216,808
Total liabilities and stockholders’ equity	$206,072	$221,380

The accompanying notes are an integral part of these unaudited financial statements.

REGENXBIO INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
License revenue	$2,245	$470	$2,573	$570
License revenue from related party	—	1,000	—	1,000
Reagent sales	107	44	166	148
Grant revenue	23	(151)	29	289
Total revenues	2,375	1,363	2,768	2,007
Expenses
Costs of revenues
Licensing costs (including amounts to related parties)	449	294	515	314
Costs of reagent sales (including amounts to related parties)	49	16	79	49
Research and development (including amounts to related parties)	10,680	4,012	16,863	6,803
General and administrative (including amounts to related parties)	6,169	3,397	11,648	5,113
Other operating expenses (income)	(20)	(60)	(134)	17
Total operating expenses	17,327	7,659	28,971	12,296
Loss from operations	(14,952)	(6,296)	(26,203)	(10,289)
Other Income (Expense)
Investment income	515	6	998	8
Interest expense	—	—	—	(20)
Total other income (expense)	515	6	998	(12)
Net loss	$(14,437)	$(6,290)	$(25,205)	$(10,301)
Other Comprehensive Income
Unrealized gain on available-for-sale securities	246	—	1,240	—
Total other comprehensive income	246	—	1,240	—
Comprehensive loss	$(14,191)	$(6,290)	$(23,965)	$(10,301)
Reconciliation of net loss to net loss applicable to common stockholders
Net loss	$(14,437)	$(6,290)	$(25,205)	$(10,301)
Net accretion and dividends on convertible preferred stock	—	(2,502)	—	(1,747)
Net gain on extinguishment of convertible preferred stock	—	—	—	759
Net loss applicable to common stockholders	$(14,437)	$(8,792)	$(25,205)	$(11,289)
Basic and diluted net loss per common share	$(0.55)	$(3.24)	$(0.96)	$(4.21)
Weighted-average basic and diluted common shares	26,362	2,712	26,344	2,679

The accompanying notes are an integral part of these unaudited financial statements.

REGENXBIO INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(25,205)	$(10,301)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,202	711
Net amortization of premiums and accretion of discounts on marketable debt securities	987	—
Depreciation and amortization	104	15
Unrealized foreign currency transaction gains	—	(7)
Imputed interest on related party promissory notes	—	13
Changes in operating assets and liabilities
Accounts receivable	1,353	1,185
Prepaid expenses	(460)	(1,142)
Other current assets	(586)	—
Other assets	(98)	(40)
Accounts payable	930	585
Accrued expenses and other current liabilities	2,982	1,067
Other related party payables	—	(1,876)
Advance payments	(127)	(21)
Deferred rent	601	134
Net cash used in operating activities	(16,317)	(9,677)
Cash flows from investing activities
Restricted cash	(225)	—
Purchases of marketable securities	(32,261)	—
Maturities of marketable securities	26,131	—
Purchases of property and equipment	(1,491)	(315)
Net cash used in investing activities	(7,846)	(315)
Cash flows from financing activities
Proceeds from exercise of stock options	130	92
Proceeds from issuance of Series C convertible preferred stock, net of transaction costs	—	26,021
Proceeds from issuance of Series D convertible preferred stock, net of transaction costs	—	67,998
Issuance costs for initial public offering	—	(25)
Net cash provided by financing activities	130	94,086
Net increase (decrease) in cash and cash equivalents	(24,033)	84,094
Cash and cash equivalents
Beginning of period	54,116	1,121
End of period	$30,083	$85,215
Supplemental cash flow information
Cash paid for interest	$—	$7
Supplemental disclosures of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$939	$12
Deferred issuance costs for initial public offering in accrued expenses	$—	$1,031
Conversion of accrued service fees to related party into Series C convertible preferred stock	$—	$2,403
Conversion of related party promissory notes into Series C convertible preferred stock	$—	$1,389

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

Liquidity and Risks

As of June 30, 2016, the Company had generated an accumulated deficit of $76,825 since inception. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. As of June 30, 2016, the Company had cash, cash equivalents and marketable securities of $198,717, which management believes is sufficient to fund operations for at least the next 12 months.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Unaudited Interim Financial Information

The accompanying financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (SEC) on March 3, 2016. Certain information and footnote disclosures required by GAAP which are normally included in the Company’s annual financial statements have been condensed or omitted pursuant to SEC rules and regulations for interim reporting. In the opinion of management, the accompanying financial statements reflect all adjustments, which include all normal and recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2016, and the results of its operations and its cash flows for the interim periods ended June 30, 2016 and 2015.

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

Restricted Cash

Restricted cash includes money market mutual funds used to collateralize an irrevocable letter of credit as required by the Company’s lease agreement for its office space in New York, New York.

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

Net Loss Per Share

The Company computes net loss per share in conformity with the two-class method required for participating securities. The Company considers all series of convertible preferred stock outstanding prior to the IPO to be participating securities. The holders of convertible preferred stock outstanding prior to the IPO were entitled to receive preferential dividends in the event that a dividend was to be paid to the holders of common stock, and did not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the three and six months ended June 30, 2015 were not allocated to these participating securities. In connection with the IPO, all outstanding shares of convertible preferred stock were automatically converted into shares of common stock.

Basic net loss per share is calculated by dividing net loss applicable to holders of common stock by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, convertible preferred stock and stock options are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive. Contingently convertible shares in which conversion is based on non-market-priced contingencies are excluded from the calculations of both basic and diluted net loss per share until the contingency has been fully met. Accordingly, basic and diluted net loss per share were the same for all periods presented.

Recently Announced Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the accounting for credit losses for most financial assets and certain other instruments. The standard requires that entities holding financial assets and net investment in leases that are not accounted for at fair value through net income to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The standard is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. The Company does not believe the application of this standard will have a material impact on the Company’s financial position or results of operations.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies various aspects of Topic 606, including the assessment of collectability, presentation of sales taxes and other similar taxes collected from customers, the measurement date for transactions with non-cash consideration as well as transitional issues and other technical corrections regarding the adoption of new standards under Topic 606. The standard is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted upon issuance. The Company is evaluating the application of this ASU, but has not yet determined the potential effects it may have on the Company’s financial statements.

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

3. Marketable Securities

The following table presents a summary of the Company’s marketable securities, which consist solely of available-for-sale securities:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2016
Corporate bonds	$168,110	$551	$(48)	$168,613
Common equity securities	3	18	—	21
	$168,113	$569	$(48)	$168,634

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015
Corporate bonds	$157,977	$4	$(759)	$157,222
Commercial paper	4,990	—	—	4,990
Common equity securities	3	36	—	39
	$162,970	$40	$(759)	$162,251

The Company’s common equity securities consist of shares of common stock of Dimension Therapeutics, Inc. (Dimension), which became a publicly traded company in October 2015. The Company obtained these shares in connection with a license granted to Dimension in October 2013. The Company was restricted from trading these securities until April 2016 pursuant to a lock-up agreement entered into in connection with Dimension’s IPO. The Company has classified these shares as available-for-sale securities and recognized an unrealized gain of $18 which is included in accumulated other comprehensive income as of June 30, 2016. Prior to Dimension’s IPO, the shares were not marketable and were accounted for as a cost method investment on the Company’s balance sheets.

As of June 30, 2016 and December 31, 2015, no available-for-sale securities had remaining maturities greater than three years.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of June 30, 2016 and December 31, 2015, the balance in the Company’s accumulated other comprehensive income (loss) consisted solely of net unrealized gains and losses on available-for-sale securities. For the six months ended June 30, 2016, the Company recognized net unrealized gains on available-for-sale securities of $1,240, which is included in other comprehensive income. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the six months ended June 30, 2016, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the period.

As of June 30, 2016 and December 31, 2015, the Company did not hold any available-for-sale securities in an unrealized loss position for more than 12 months. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of June 30, 2016 and December 31, 2015 was $48,717 and $155,486, respectively. As of June 30, 2016, securities held by the Company which were in an unrealized loss position for less than 12 months consisted of thirteen investment grade corporate bonds. The Company has the intent and ability to hold such securities until recovery and has determined that none of these investments were other-than-temporarily impaired as of June 30, 2016 or December 31, 2015.

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

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2016
Money market mutual funds (cash equivalents)	$—	$30,083	$—	$30,083
Corporate bonds (marketable securities)	—	168,613	—	168,613
Common equity securities (marketable securities)	21	—	—	21
	$21	$198,696	$—	$198,717

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2015
Money market mutual funds (cash equivalents)	$—	$54,104	$—	$54,104
Corporate bonds (marketable securities)	—	157,222	—	157,222
Commercial paper (marketable securities)	—	4,990	—	4,990
Common equity securities (marketable securities)	39	—	—	39
	$39	$216,316	$—	$216,355

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

5. Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2016	December 31, 2015
Computer equipment and software	$660	$458
Lab equipment	359	—
Furniture and fixtures	477	105
Leasehold improvements	1,551	55
Total property and equipment	3,047	618
Accumulated depreciation and amortization	(183)	(80)
Property and equipment, net	$2,864	$538

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

In September 2015, and again in November 2015, the Company amended its operating lease in Rockville, Maryland to include additional office and laboratory space and extend the term of the lease for its existing space to October 2020. The lease for the additional space commenced in April 2016, and has a 5-year term expiring in March 2021. The Company has options to extend the lease for the additional space to be coterminous with the Company’s existing lease at that facility. Initial monthly payments required under the lease for the additional space were $41 and escalate annually in accordance with the lease. The Company received a $286 tenant improvement allowance from the landlord which will be deferred and amortized on a straight-line basis as a reduction of rent expense over the term of lease.

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

In May 2016, the Company entered into a non-cancelable operating lease for additional office space in New York, New York. The lease is expected to commence in the third quarter of 2016, and expires 51 months from the commencement date. Initial monthly payments required under the lease are $25 beginning three months from the commencement date and escalate annually in accordance with the lease agreement. Under the terms of the lease agreement, the Company has provided the landlord with an irrevocable letter of credit of $225 which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease. As of June 30, 2016, the Company has recorded restricted cash of $225 as collateral to the financial institution which issued the letter of credit.

The Company has entered into various short-term operating leases for office space in Gaithersburg, Maryland and New York, New York, which expire at various dates through October 2016.

As of June 30, 2016, future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Leases
2016 (remainder of year)	$708
2017	1,589
2018	1,637
2019	1,685
2020	1,611
Thereafter	1,614
Total minimum lease payments	$8,844

Licenses Granted to the Company

Licenses granted to the Company may require the Company to make future payments relating to sublicense fees, milestone fees for milestones achieved in the future and royalties on future sales of licensed products. Additionally, the Company may be responsible for the cost of the maintenance of the intellectual property as incurred by its licensors. Up-front fees to obtain licensed technology are included in research and development expenses and patent maintenance costs are included in general and administrative expenses in the statements of operations and comprehensive loss. Sublicense fees are based on a specified percentage of license fees earned by the Company and are included in licensing costs in the statements of operations and comprehensive loss. Royalties on sales of licensed reagents for use in research and development are included in costs of reagent sales in the statements of operations and comprehensive loss. The Company has not commercialized any product candidates or paid any royalties under these agreements other than for the sales of licensed reagents.

The Trustees of the University of Pennsylvania. In February 2009, the Company entered into a license agreement, as amended, with The Trustees of the University of Pennsylvania (Penn) for exclusive, worldwide rights to certain patents owned by Penn underlying the Company’s NAV® Technology Platform. Under the terms of the agreement, in consideration for the license, the Company issued to Penn 24.5 percent of the then outstanding membership interest in the LLC on a fully diluted basis after issuance. The Company is obligated to pay Penn royalties on net sales and sublicense fees, if any. Additionally, the Company is obligated to reimburse Penn for certain costs incurred related to the maintenance of the licensed patents.

In April 2016, the Company entered into an agreement with Penn whereby the Company will fund clinical trial activities performed by Penn for RGX-501, the Company’s product candidate for homozygous familial hypercholesterolemia (HoFH). In connection with the agreement, the Company amended its license from Penn to include exclusive license rights to data, results and other information generated in connection with the RGX-501 clinical trial.

Expenses incurred by the Company related to its license from Penn were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sublicense fees	$225	$147	$257	$157
Royalties on sales of reagents	7	6	9	6
Maintenance of licensed patents	14	79	43	200
	$246	$232	$309	$363

As of June 30, 2016 and December 31, 2015, the Company had accrued $375 and $440, respectively, in expenses payable to Penn under the license agreement, which are included in accounts payable and accrued expenses on the Company’s balance sheets. Until September 30, 2015, the Company considered Penn to be a related party. See Note 9 for further information on related party transactions with Penn.

GlaxoSmithKline LLC. In March 2009, the Company entered into a license agreement, as amended, with GlaxoSmithKline LLC (GSK) for exclusive, worldwide rights to certain patents underlying the Company’s NAV® Technology Platform which are owned by Penn and exclusively licensed to GSK. Under the terms of the agreement, in consideration for the license, the Company issued to GSK 19.9 percent of the then outstanding membership interest in the LLC on a fully diluted basis after issuance. The Company is obligated to pay GSK royalties on net sales and sublicense fees, if any. Additionally, the Company is obligated to reimburse GSK for certain costs incurred and invoiced to the Company related to the maintenance of the licensed patents. The Company is obligated to pay GSK up to $1,500 upon the achievement of various milestones. As of June 30, 2016, no milestones have been achieved, or deemed probable of achievement, and accordingly no milestone payments were payable to GSK.

Expenses incurred by the Company related to its license from GSK were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sublicense fees	$225	$147	$257	$157
Royalties on sales of reagents	4	3	6	4
Maintenance of licensed patents	137	303	230	417
	$366	$453	$493	$578

As of June 30, 2016 and December 31, 2015, the Company had accrued $526 and $526, respectively, in expenses payable to GSK under the license agreement, which are included in accounts payable and accrued expenses on the Company’s balance sheets. Until September 30, 2015, the Company considered GSK to be a related party. See Note 9 for further information on related party transactions with GSK.

ARIAD Pharmaceuticals, Inc. In November 2010, the Company entered into a license agreement with ARIAD Pharmaceuticals, Inc. (ARIAD), for exclusive, worldwide rights to certain patents owned and exclusively licensed by ARIAD. In consideration for the license, the Company issued Class A Units of the LLC to ARIAD with a fair value of $726. Under the terms of the agreement, the Company is obligated to pay ARIAD royalties on net sales, and sublicense fees, if any. Additionally, the Company is obligated to pay ARIAD up to $2,300 and annual maintenance fees of $50 upon the achievement of various milestones. As of June 30, 2016, no milestones have been achieved, or deemed probable of achievement, and accordingly no milestone payments or maintenance fees were payable to ARIAD. Additionally, the Company has not incurred any royalties or sublicense fees payable to ARIAD since the inception of the agreement. There were no amounts due to ARIAD under the agreement as of June 30, 2016 and December 31, 2015.

Regents of the University of Minnesota. In November 2014, the Company entered into a license agreement with Regents of the University of Minnesota (Minnesota), for an exclusive license under certain patent rights to commercialize products covered by the licensed patent rights in any country or territory in which a licensed patent has been issued and is unexpired, or a licensed patent application is pending. In consideration for the license, the Company paid an up-front fee of $25 and reimbursed Minnesota for patent maintenance expenses of $9. Under the terms of the agreement, the Company is obligated to pay Minnesota annual maintenance fees between $5 and $15 per year on each anniversary date of the agreement. Additionally, the Company is obligated to pay royalties on net sales and sublicense fees, if any, and up to $125 per licensed product upon the achievement of various milestones. As of June 30, 2016, no milestones have been achieved, or deemed probable of achievement, and accordingly no milestone payments were payable to Minnesota. Additionally, the Company has not incurred any royalties or sublicense fees payable to Minnesota since the inception of the agreement. As of June 30, 2016 and December 31, 2015, the Company had accrued $26 and $0, respectively, in patent maintenance expenses payable to Minnesota under the license agreement.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2016 and December 31, 2015, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded any related liabilities.

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

Milestone fees are payable to the Company upon the achievement of specific clinical and regulatory developments by licensees. As of June 30, 2016, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, could result in aggregate milestone fees payable to the Company of up to $500 upon the submission of preclinical regulatory filings, $23,650 upon the commencement of various stages of clinical trials, $37,000 upon the submission of regulatory approval filings, $91,500 upon the approval of commercial products by regulatory agencies and $92,000 upon the achievement of specified sales targets for licensed products.

License revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Up-front fees and option fees for commercial licenses	$2,000	$1,000	$2,000	$1,000
Maintenance fees for commercial licenses	80	80	330	180
Milestone fees	—	250	—	250
Research and other license revenue	165	140	243	140
	$2,245	$1,470	$2,573	$1,570

8. Stock-based Compensation

Equity Incentive Plans

In September 2014, the Board of Directors adopted the 2014 Stock Plan (2014 Plan). In June 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective on September 16, 2015, the date on which the registration statement for the IPO was declared effective. The 2015 Plan replaced the 2014 Plan, and as of the effective date of the 2015 Plan, no further awards may be issued under the 2014 Plan. Any options or awards outstanding under the 2014 Plan as of the effective date of the 2015 Plan remained outstanding and effective. The initial amount of shares authorized for issuance under the 2015 Plan was 2,952. The number of authorized shares under the 2015 Plan automatically increases annually on January 1, beginning January 1, 2016, by the lesser of (i) 4% of the total number of shares of common stock outstanding on December 31 of the prior year, or (ii) a number of common shares determined by the Board of Directors. Effective January 1, 2016, the Board of Directors authorized an additional 1,053 shares to be issued under the 2015 Plan. As of June 30, 2016, the total number of shares of common stock authorized for issuance under the 2015 Plan and 2014 Plan is 7,178, of which 2,115 remain available for future grants under the 2015 Plan.

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

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan:

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2015	3,684	$5.52	9.1	$44,472
Granted	1,301	$12.85
Exercised	(150)	$0.86
Cancelled or forfeited	(50)	$12.06
Outstanding at June 30, 2016	4,785	$7.59	8.9	$17,318
Exercisable at June 30, 2016	1,639	$2.23	8.4	$10,170
Vested and expected to vest at June 30, 2016	4,785	$7.59	8.9	$17,318

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2016 was $8.57. During the six months ended June 30, 2016, the total number of stock options exercised was 150, resulting in total proceeds of $130. The total intrinsic value of options exercised during the six months ended June 30, 2016 was $1,586.

Stock-based compensation expense for the three and six months ended June 30, 2016 and 2015, relates solely to stock options granted under the 2014 Plan and the 2015 Plan. The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the statement of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$619	$287	$1,011	$312
General and administrative	1,037	347	2,191	399
	$1,656	$634	$3,202	$711

Stock Options Granted to Employees. The fair value of options granted to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2016	2015
Expected volatility	75%	64%
Expected term (in years)	6.2	6.1
Risk-free interest rate	1.5%	1.7%
Expected dividend yield	0.0%	0.0%

As of June 30, 2016, there was $19,035 of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 3.35 years.

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

	Six Months Ended June 30,
	2016	2015
Expected volatility	83%	67%
Expected term (in years)	8.6	9.8
Risk-free interest rate	1.6%	1.7%
Expected dividend yield	0.0%	0.0%

Employee Stock Purchase Plan

In June 2015, the Company’s Board of Directors adopted the 2015 Employee Stock Purchase Plan (2015 ESPP), which became effective on September 16, 2015, the date on which the registration statement for the IPO was declared effective. The 2015 ESPP authorizes the initial issuance of up to a total of 254 shares of the Company’s common stock to participating employees. The number of shares reserved for issuance under the 2015 ESPP automatically increases on the first business day of each fiscal year, commencing in 2016, by a number equal to the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. Unless otherwise determined by the administrator of the 2015 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. The Board of Directors did not authorize any further shares to be reserved for issuance under the 2015 ESPP in January 2016. As of June 30, 2016, there was no activity under the 2015 ESPP.

9. Related Party Transactions

The Trustees of the University of Pennsylvania

Penn received an equity interest in the Company as consideration for the intellectual property license granted to the Company in February 2009, and prior to September 30, 2015, the Company considered Penn to be a related party. See Note 6 for further information, including costs incurred by the Company, regarding its license from Penn.

In addition to the license agreement, Penn also provides manufacturing and research and development services to the Company. Penn was considered a related party of the Company for the three and six months ended June 30, 2015. During the three and six months ended June 30, 2015, the Company incurred $8 and $40, respectively, in services from Penn for the manufacturing of reagents for sale by the Company as well as $1,517 and $2,644, respectively, in research and development services provided by Penn.

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

GlaxoSmithKline LLC

GSK received an equity interest in the Company as consideration for the intellectual property license granted to the Company in March 2009, and prior to September 30, 2015, the Company considered GSK to be a related party. See Note 6 for further information, including costs incurred by the Company, regarding its license from GSK.

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

During the three and six months ended June 30, 2015, the Company recognized license revenue of $1,000 from a commercial license granted to Dimension, which is included in license revenue from related party in the statements of operations and comprehensive loss. Revenue earned and recognized from Dimension subsequent to September 30, 2015 is no longer included in revenue from related party in the statements of operations and comprehensive loss.

In 2014, the Company received $200 from Dimension for the purchase of materials owned by the Company and used in the Company’s manufacturing process for research and development and clinical trials. The $200 was recognized as a gain on disposal of the material as the material was delivered to Dimension. As of June 30, 2015, the Company had recognized $68 of the total gain on disposal and had recorded a liability of $132 related to undelivered material. During the three and six months ended June 30, 2015, the Company recognized gains of $21 and $21, respectively, for the delivery of the material to Dimension.

FoxKiser

The Company was party to a services agreement, as amended from time to time, with FoxKiser LLP (FoxKiser), an affiliate of certain stockholders of the Company and affiliate of one current and one former member of the Board of Directors, which was terminated in January 2015. Under the agreement, the Company paid a fixed monthly fee plus an additional support fee, as determined by FoxKiser on a monthly basis, as consideration for office facilities, equipment, supplies, general management, accounting, financial management, human resources, legal, secretarial, regulatory compliance and other services provided to the Company. The amounts outstanding to FoxKiser under the services agreement in excess of 30 days from their due date accrued interest at 1.5 percent per month, compounding monthly. The Company allocated the service fees from FoxKiser between research and development and general and administrative expense. For the three and six months ended June 30, 2015, costs incurred under the services agreement with FoxKiser were $0 and $345, respectively.

In January 2015, the Company entered into an operating lease with FoxKiser for office space in Washington, D.C. The lease agreement, which had a month-to-month term, required monthly payments of $20. The lease was terminated in April 2015. Rent expense to FoxKiser during the three and six months ended June 30, 2015 was $20 and $60, respectively.

The Company entered into a Professional Services Agreement with FoxKiser effective as of January 1, 2016, pursuant to which the Company incurs a fixed monthly fee of $80 in consideration for certain strategic planning, development and regulatory services to be provided by FoxKiser. The Professional Services Agreement has an initial term of one year and is terminable by either party, at any time, upon sixty days’ prior written notice to the other party. Costs incurred under the Professional Services Agreement with FoxKiser for the three and six months ended June 30, 2016 were $240 and $480, which have been recorded as research and development expenses in the statements of operations and comprehensive loss.

Chief Scientific Advisor

In September 2014, the Company entered into an advisory agreement with its Chief Scientific Advisor, who is also the Chairman of the Company’s Scientific Advisory Board. The agreement was amended in May 2015 and expires in March 2017. During the three months ended June 30, 2016 and 2015, the Company incurred advisory fees of $62 and $45, respectively, to the Chief Scientific Advisor under the agreement. During the six months ended June 30, 2016 and 2015, the Company incurred advisory fees of $125 and $90, respectively, to the Chief Scientific Advisor under the agreement. Additionally, since the inception of the agreement, the Company has granted options to purchase 212 shares of common stock to the Chief Scientific Advisor as compensation for services to be provided to the Company, which vest partially upon the completion of future service conditions and partially upon the achievement of specified performance conditions as set forth in the award agreements.

10. Net Loss Per Share

The following potentially dilutive securities outstanding at the end of the period were excluded from the computations of diluted weighted-average shares outstanding for the periods indicated as they would be anti-dilutive:

	Three and Six Months Ended June 30,
	2016	2015
Series A convertible preferred stock	—	2,393
Series B convertible preferred stock	—	1,906
Series C convertible preferred stock	—	4,632
Series D convertible preferred stock	—	7,367
Stock options issued and outstanding	4,785	3,063
	4,785	19,361

Amounts in the table above reflect the common stock equivalents of the noted instruments.

11. Supplemental Disclosures

Accrued expenses and other current liabilities consists of the following:

	June 30, 2016	December 31, 2015
Accrued external research and development expenses	$3,169	$835
Accrued personnel costs	2,193	1,371
Accrued purchases of property and equipment	796	—
Accrued external general and administrative expenses	636	559
Accrued sublicense fees and royalties on reagent sales	—	260
Other accrued expenses and current liabilities	279	173
	$7,073	$3,198

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

Overview

REGENXBIO Inc. (we, our, the Company or REGENXBIO) is a leading biotechnology company focused on the development, commercialization and licensing of recombinant adeno-associated virus (AAV) gene therapy. Our proprietary AAV gene delivery platform (our NAV Technology Platform) consists of exclusive rights to over 100 novel AAV vectors, including AAV7, AAV8, AAV9 and AAVrh10 (NAV Vectors). As of June 30, 2016, our NAV Technology Platform was being applied in the development of 29 product candidates for a variety of diseases, including five internally developed product candidates and 24 partnered product candidates developed by our third-party licensees (NAV Technology Licensees).

We currently plan to build internal gene therapy franchises in the metabolic, retinal and neurodegenerative therapeutic areas, and develop multiple product candidates in each area. Our most advanced program, RGX-501, is for the treatment of homozygous familial hypercholesterolemia (HoFH), a severe genetic disease characterized by premature and aggressive plaque buildup, life threatening coronary artery disease and aortic valve disease due to abnormalities in the function or expression of the low-density lipoprotein receptor. We, together with trial sponsor the University of Pennsylvania (Penn), are actively recruiting and screening participants in a Phase I/II clinical trial to evaluate the safety and efficacy of RGX-501 for the treatment of HoFH and we expect to enroll the first patients in the trial in the second half of 2016.

In addition to RGX-501, we are developing product candidates in the retinal and neurodegenerative therapeutic areas, including:

•

RGX-314: We are developing RGX-314 for the treatment of wet age-related macular degeneration (wet AMD), a leading cause of total and partial vision loss in the U.S., Europe and Japan. We expect to file an investigational new drug application (IND) with the U.S. Food and Drug Administration (the FDA) for RGX-314 for the treatment of wet AMD in the first quarter of 2017.

•

RGX-111: We are developing RGX-111 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type I (MPS I), a severe genetic lysosomal storage disease caused by deficiency of α-l-iduronidase (IDUA), an enzyme required for breakdown of cellular waste products. We expect to file an IND with the FDA and a Clinical Trial Application with Health Canada for RGX-111 for the treatment of MPS I in the first half of 2017.

•

RGX-121: We are developing RGX-121 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type II (MPS II), a severe genetic lysosomal storage disease with a similar phenotype to MPS I. MPS II is caused by deficiency of iduronate-2-sulfatase (IDS), an enzyme that is also responsible for breakdown of cellular waste products. We expect to file an IND with the FDA for RGX-121 for the treatment of MPS II in the first half of 2017.

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

Grant Revenue

Grant revenue is generated through research and development grant programs offered by the United States (U.S.) federal government and the European Union (EU). As of June 30, 2016, all grants from the U.S. federal government have been completed. Grant revenue is expected to decrease in future periods as we expect to incur significantly less costs under the MeuSIX grant funded by the EU. We are not currently seeking any further grant awards.

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

Costs of Revenue

Costs of revenue primarily consist of our expenses related to the generation of revenue from our intellectual property licensing arrangements and sales of reagents. These expenses fall into the following categories: sublicense fees that are included in licensing costs, and royalties and production costs that are included in costs of reagent sales. Future costs of revenue are uncertain due to the nature of our license agreements and reagent sales, and significant fluctuations in costs of revenue may occur from period to period.

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

We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	a Phase I/II clinical trial to evaluate the safety and efficacy of our RGX-501 program for the treatment of HoFH;
•	preclinical research and development and clinical trials for our RGX-314, RGX-111 and RGX-121 programs for wet AMD, MPS I and MPS II, respectively;
•	preclinical research and development for our RGX-321 program for X-linked retinitis pigmentosa (XLRP);
•	preclinical research and development for additional product candidates addressing other diseases in the metabolic, neurodegenerative and retinal therapeutic areas;
•	continued investment in manufacturing process development activities; and
•	continued acquisition and manufacture of clinical trial materials in support of our anticipated clinical trials.

During the three months ended June 30, 2016 and 2015, and the six months ended June 30, 2016 and 2015, we incurred the following external research and development expenses:

•

$2,983, $1,760, $4,032 and $3,481, respectively, for external, preclinical research and development as well as grant activities related to our internal product candidates and the advancement of our technology and other potential product candidates;

•

$1,986, $1,520, $3,239 and $1,999, respectively, for the development of general manufacturing processes and the manufacturing of materials to be used in clinical trials for RGX-501, RGX-314, RGX-111 and RGX-121; and

•	$1,557, $0, $1,778 and $0, respectively, for regulatory and clinical trial activities for RGX-501, RGX-314, RGX-111 and RGX-121.

The remainder of research and development expenses for the three and six months ended June 30, 2016 and 2015 include personnel costs, consulting, overhead and other externally sourced research and development services which are not allocated to our programs.

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Revenues
License revenue	$2,245	$470	$1,775	$2,573	$570	$2,003
License revenue from related party	—	1,000	(1,000)	—	1,000	(1,000)
Reagent sales	107	44	63	166	148	18
Grant revenue	23	(151)	174	29	289	(260)
Total revenues	2,375	1,363	1,012	2,768	2,007	761
Expenses
Costs of revenues
Licensing costs (including amounts to related parties)	449	294	155	515	314	201
Costs of reagent sales (including amounts to related parties)	49	16	33	79	49	30
Research and development (including amounts to related parties)	10,680	4,012	6,668	16,863	6,803	10,060
General and administrative (including amounts to related parties)	6,169	3,397	2,772	11,648	5,113	6,535
Other operating expenses (income)	(20)	(60)	40	(134)	17	(151)
Total operating expenses	17,327	7,659	9,668	28,971	12,296	16,675
Loss from operations	(14,952)	(6,296)	(8,656)	(26,203)	(10,289)	(15,914)
Other Income (Expense)
Investment income	515	6	509	998	8	990
Interest expense	—	—	—	—	(20)	20
Total other income (expense)	515	6	509	998	(12)	1,010
Net loss	$(14,437)	$(6,290)	$(8,147)	$(25,205)	$(10,301)	$(14,904)

Comparison of the Three Months Ended June 30, 2016 and 2015

License Revenue. License revenue, including license revenue from related party, increased by $775, from $1,470 for the three months ended June 30, 2015 to $2,245 for the three months ended June 30, 2016. This increase is primarily attributable to a commercial license granted by us in 2016 carrying an up-front fee of $2,000. During the three months ended June 30, 2015, we granted one commercial license carrying an up-front fee of $1,000. The increase in license revenue from up-front fees was partially offset by a $250 decrease in milestone fees recognized during the three months ended June 30, 2016, as no milestones were achieved by licensees during the period.

Grant Revenue. Grant revenue for the three months ended June 30, 2015 is reported as ($151) due to an out-of-period adjustment of ($174) recorded during the period. The adjustment, which was deemed to be immaterial to the financial statements, was recorded due to an overstatement of grant revenue recognized during the three months ended March 31, 2015 related to revenue recognized on non-reimbursable costs incurred under our grant with the EU.

Research and Development Expense. Research and development expenses increased by $6,668, from $4,012 for the three months ended June 30, 2015 to $10,680 for the three months ended June 30, 2016. This increase is primarily attributable to the following:

•

an increase of $1,886 for externally sourced preclinical research and development services related to our internal product candidates and the advancement of our technology and other potential product candidates;

•

an increase of $1,848 for personnel costs as a result of increased headcount and stock-based compensation, as well as recruiting costs associated with the hiring of key research and development personnel;

•	an increase of $1,562 for clinical trial activities primarily associated with RGX-501;
•	an increase of $660 for consulting and other professional services related to preclinical, manufacturing, clinical and regulatory activities; and
•	an increase of $524 for externally sourced manufacturing process development and manufacturing of material for clinical trials related to RGX-501, RGX-314, RGX-111 and RGX-121.

General and Administrative Expense. General and administrative expenses increased by $2,772, from $3,397 for the three months ended June 30, 2015 to $6,169 for the three months ended June 30, 2016. This increase is primarily attributable to the following:

•

an increase of $2,152 for personnel costs as a result of increased headcount and stock-based compensation expense, as well as recruiting costs associated with the hiring of general corporate personnel;

•	an increase of $384 for insurance expenses and other administrative fees as a result of general growth and operating as a public company; and
•	an increase of $155 for facilities used by general and administrative personnel, as a result of increased headcount and leased office space.

The increase in general and administrative expenses was partially offset by a decrease of $195 for maintenance of licensed patents.

Investment Income. Investment income increased by $509, from $6 for the three months ended June 30, 2015 to $515 for the three months ended June 30, 2016. This increase is attributable to significantly higher investments in marketable securities and money market mutual funds during the three months ended June 30, 2016 as a result of net cash proceeds received from the sale and issuance of Series C convertible preferred stock (Series C Preferred Stock) and Series D convertible preferred stock (Series D Preferred Stock) prior to our IPO and from the sale and issuance of common stock in our IPO.

Comparison of the Six Months Ended June 30, 2016 and 2015

License Revenue. License revenue, including license revenue from related party, increased by $1,003, from $1,570 for the six months ended June 30, 2015 to $2,573 for the six months ended June 30, 2016. This increase is primarily attributable to a commercial license granted by us in 2016 carrying an up-front fee of $2,000. During the six months ended June 30, 2015, we granted one commercial license carrying an up-front fee of $1,000. The increase in license revenue from up-front fees was partially offset by a $250 decrease in milestone fees recognized during the six months ended June 30, 2016, as no milestones were achieved by licensees during the period.

Grant Revenue. Grant revenue decreased by $260, from $289 for the six months ended June 30, 2015 to $29 for the six months ended June 30, 2016. This decrease is attributable to significantly less research and development activities conducted under our grant award from the EU.

Research and Development Expense. Research and development expenses increased by $10,060, from $6,803 for the six months ended June 30, 2015 to $16,863 for the six months ended June 30, 2016. This increase is primarily attributable to the following:

•

an increase of $3,952 for personnel costs as a result of increased headcount and stock-based compensation, as well as recruiting costs associated with the hiring of key research and development personnel;

•	an increase of $1,784 for clinical trial activities primarily associated with RGX-501;

•

an increase of $1,665 for externally sourced preclinical research and development services related to our internal product candidates and the advancement of our technology and other potential product candidates;

•	an increase of $1,295 for externally sourced manufacturing process development and manufacturing of material for clinical trials related to RGX-501, RGX-314, RGX-111 and RGX-121; and
•	an increase of $1,190 for consulting and other professional services related to preclinical, manufacturing, clinical and regulatory activities.

General and Administrative Expense. General and administrative expenses increased by $6,535, from $5,113 for the six months ended June 30, 2015 to $11,648 for the six months ended June 30, 2016. This increase is primarily attributable to the following:

•

an increase of $4,834 for personnel costs as a result of increased headcount and stock-based compensation expense, as well as recruiting costs associated with the hiring of general corporate personnel;

•	an increase of $603 for professional fees related to legal, accounting and consulting services, including fees associated with directors and advisors; and
•	an increase of $593 for insurance expenses and other administrative fees as a result of general growth and operating as a public company.

Investment Income. Investment income increased by $990, from $8 for the six months ended June 30, 2015 to $998 for the six months ended June 30, 2016. This increase is attributable to significantly higher investments in marketable securities and money market mutual funds during the six months ended June 30, 2016 as a result of net cash proceeds received from the sale and issuance of Series C convertible preferred stock (Series C Preferred Stock) and Series D convertible preferred stock (Series D Preferred Stock) prior to our IPO and from the sale and issuance of common stock in our IPO.

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

In September 2015, we completed our IPO whereby we sold 7,245 shares of common stock (inclusive of 945 shares of common stock sold pursuant to the full exercise of an option to purchase additional shares granted to the underwriters in connection with the offering) at a price of $22.00 per share. The aggregate net proceeds from the offering were $145,184, net of underwriting discounts and commissions and offering expenses payable by us. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 16,298 shares of common stock. As of June 30, 2016, we had cash, cash equivalents and marketable securities of $198,717. We believe that our cash, cash equivalents and marketable securities as of June 30, 2016 will enable us, with our development partners at Penn, to continue our Phase I/II clinical trial for RGX-501, file an IND in preparation for a Phase I clinical trial for RGX-314 and file INDs in preparation for Phase I/II clinical trials for RGX-111 and RGX-121, as well as fund our operating expenses and capital expenditure requirements into 2018.

We have incurred losses since our inception and, as of June 30, 2016, had an accumulated deficit of $76,825. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future. As a result, we may need additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Cash Flows

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(16,317)	$(9,677)
Net cash used in investing activities	(7,846)	(315)
Net cash provided by financing activities	130	94,086
Net increase (decrease) in cash and cash equivalents	$(24,033)	$84,094

Operating Activities

Net cash used in operating activities increased by $6,640, from $9,677 for the six months ended June 30, 2015, to $16,317 for the six months ended June 30, 2016. This increase is primarily attributable to an increase in net loss during the six months ended June 30, 2016, due largely to increased headcount and significant increases in research and development and general and administrative expenses. We expect operating expenses to continue to grow in 2016.

For the six months ended June 30, 2016, our net cash used in operating activities of $16,317 consisted of a net loss of $25,205, offset by $4,293 in adjustments for non-cash items and changes in working capital of $4,595. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $3,202 and net amortization of premiums on marketable debt securities of $987. The change in working capital was primarily attributable to an increase in accounts payable and accrued expenses and other current liabilities of $3,912, a decrease in accounts receivable of $1,353 and an increase in deferred rent of $601, and was partially offset by an increase in prepaid expenses and other current assets of $1,046.

For the six months ended June 30, 2015, our net cash used in operating activities of $9,677 consisted of a net loss of $10,301 and changes in working capital of $108, offset by $732 in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $711. The change in working capital was primarily attributable to an increase in prepaid expenses of $1,142 and a decrease in related party payables of $1,876, partially offset by a decrease in accounts receivable of $1,185 and an increase in accounts payable and accrued expenses and other current liabilities of $1,652.

Investing Activities

For the six months ended June 30, 2016, net cash used in investing activities primarily consisted of $32,261 to purchase marketable securities and $1,491 to purchase property and equipment, offset by $26,131 in maturities of marketable securities.

For the six months ended June 30, 2015, net cash used in investing activities consisted of $315 to purchase property and equipment.

Financing Activities

For the six months ended June 30, 2016, net cash provided by financing activities consisted of $130 in proceeds received from the exercise of stock options.

For the six months ended June 30, 2015, net cash provided by financing activities primarily consisted of $26,021 in net proceeds from the sale and issuance of Series C Preferred Stock and 67,998 in net proceeds from the sale and issuance of Series D Preferred Stock.

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

Based upon our current operating plan, we believe that our cash, cash equivalents and marketable securities as of June 30, 2016, will enable us, with our development partners at Penn, to continue our Phase I/II clinical trial for RGX-501, file an IND in preparation for a Phase I clinical trial for RGX-314 and file INDs in preparation for Phase I/II clinical trials for RGX-111 and RGX-121, as well as fund our operating expenses and capital expenditure requirements into 2018. We intend to devote the majority of our current capital to clinical development and regulatory approval of our internally developed product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

Our future capital requirements will depend on many factors, including:

•	the timing of enrollment, commencement and completion of our clinical trials, including our clinical trial for RGX-501;
•	the results of our clinical trials for our internal product candidates, including RGX-501, RGX-314, RGX-111 and RGX-121;
•	the results of our preclinical studies for our internal product candidates and any subsequent clinical trials;
•	our planned expansion of the licensing of our NAV Technology Platform;
•	the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials, if any, for our other product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	our current licensing agreements remaining in effect;
•	our ability to establish and maintain additional licensing agreements or collaborations on favorable terms, if at all;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the costs associated with being a public company.

Many of these factors are outside of our control. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory and marketing approval and achieve product sales. All of our development timelines could be subject to adjustment depending on recruitment rates, regulatory agency review, and other factors that could delay the initiation and completion of our clinical trials. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, and any commercial milestones or royalty payments under our license agreements, will be derived from or based on sales of products that may not be commercially available for many years, if at all. In addition, revenue from our NAV Technology Platform sublicensing is dependent in part on the clinical and commercial success of our licensing partners. Neither we nor any of our NAV Technology Licensees have commercialized any products using our NAV Technology Platform. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

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

We have entered into a number of short-term and long-term operating leases for office space in Rockville, Maryland, Gaithersburg, Maryland and New York, New York. As of June 30, 2016, future lease payments under operating leases were as follows:

		Less Than
		1 Year
		(remainder	Years	Years	More Than
	Total	of 2016)	1-3	3-5	5 Years
Future minimum lease payments	$8,844	$708	$3,226	$3,296	$1,614

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission (SEC).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For additional information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our exposure to market risk during the six months ended June 30, 2016.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2016 that our disclosure controls and procedures were effective at a reasonable assurance level.

Remediation of Previously Disclosed Material Weaknesses

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016, management previously identified material weaknesses in our internal control over financial reporting. Based on management’s evaluation, these material weaknesses have been remediated as of June 30, 2016.

Previously identified material weaknesses which have been remediated include (i) the lack of effective controls in our contract review process to ensure the completeness of contracts reviewed and to appropriately identify and account for provisions within our contracts; and (ii) the lack of a sufficient complement of resources to ensure adequate review and segregation of duties within our financial reporting processes.

The following actions were taken by management to remediate the previously identified material weaknesses:

•

hired additional full-time accounting resources and financial planning and analysis resources with appropriate levels of experience, including a new Accounting Manager and two Senior Accountants, and reallocated responsibilities across the accounting organization to ensure the proper segregation of duties and that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review;

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

•	engaged a professional accounting services firm to help us assess and document our internal controls for complying with the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our NAV Technology Platform and the Development of Our Product Candidates

Our gene therapy product candidates are based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. No gene therapy product has been approved in the United States and only two such products have been approved in the European Union.

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

In addition, the clinical trial requirements of the United States (U.S.) Food and Drug Administration (the FDA), the European Medicines Agency (the EMA) and other regulatory authorities and the criteria these regulators use to determine the quality, safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be significantly more expensive and take longer than for other, better known or more extensively studied product candidates. No gene therapy product has been approved in the U.S., and only two gene therapy products, uniQure N.V.’s Glybera and GlaxoSmithKline LLC’s (GSK’s) Strimvelis, have received marketing authorization from the European Commission. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the U.S. or the European Union or how long it will take to commercialize our product candidates. Furthermore, approvals by the European Commission may not be indicative of what the FDA may require for approval.

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research (CBER), to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health (NIH), also are potentially subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee (the RAC). However, according to NIH, the RAC will only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an investigational new drug (IND) application on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution’s institutional biosafety committee as well as its institutional review board (IRB) would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, in the European Union, the EMA’s Committee for Advanced Therapies (CAT) is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines. This includes the Note for guidance on the quality, preclinical and clinical aspects of gene therapy medicinal products. This guidance document (CPMP/BWP/3088/99) is currently under review in the European Union. A related draft guideline was released by the EMA for consultation on March 23, 2015. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

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

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our NAV Technology Platform. Other than RGX-501, which is our only clinical program, our Lead Product Candidates are currently in preclinical development and our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

During the FDA review process, we will need to identify success criteria and endpoints such that the FDA will be able to determine the clinical efficacy and safety profile of our product candidates. As we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. Further, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries, such as the EMA’s CAT, may make similar comments with respect to these endpoints and data. As discussed above, our gene therapy product candidates are based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. No gene therapy product has been approved in the U.S. Only two gene therapy products have received marketing authorization from the European Commission.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our RGX-501 clinical trial and other planned clinical trials, including for our other Lead Product Candidates, depends on our ability to recruit patients to participate as well as completion of required follow-up periods. If patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in products employing our vectors or our platform, the need and length of time required to discontinue other treatment or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. For example, due to the novel mechanism of RGX-501, we and the clinical trial sponsor, The Trustees of the University of Pennsylvania (Penn), have implemented a screening and clinical protocol that is innovative for HoFH clinical trials, including requiring the discontinuation of most current therapies for up to six months before treatment administration. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our planned clinical trials in a timely manner. Patient enrollment and trial completion is affected by factors including:

•	size of the patient population and process for identifying subjects;
•	design of the trial protocol;
•	eligibility and exclusion criteria;
•	perceived risks and benefits of the product candidate under study;
•	perceived risks and benefits of gene therapy-based approaches to treatment of diseases;

•	availability of competing therapies and clinical trials;
•	severity of the disease under investigation;
•	need and length of time required to discontinue other potential treatment options;
•	availability of genetic testing for potential patients;
•	proximity and availability of clinical trial sites for prospective subjects;
•	ability to obtain and maintain subject consent;
•	risk that enrolled subjects will drop out before completion of the trial;
•	patient referral practices of physicians; and
•	ability to monitor subjects adequately during and after treatment.

Our current product candidates are being developed to treat a variety of conditions, many of which are rare. We plan to seek marketing approvals worldwide. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA, the EMA or other comparable foreign regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely commencement and completion of preclinical and clinical development include:

•	delays in reaching a consensus with regulatory authorities on trial design;
•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	delays in opening clinical trial sites or obtaining required IRB or independent Ethics Committee approval at each clinical trial site;
•	delays in recruiting suitable subjects to participate in our clinical trials, including the RGX-501 clinical trial;
•	imposition of a clinical hold by regulatory authorities as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites;
•	failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;
•	failure to perform in accordance with the FDA good clinical practice (GCP), or applicable regulatory guidelines in the European Union and other countries;
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

Additionally, if the results of our planned clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

•	be delayed in obtaining marketing approval for our product candidates, if at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to changes in the way the product is administered;
•	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing or other requirements;
•	have regulatory authorities withdraw, vary or suspend their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
•	be subject to the addition of labeling statements, such as warnings or contraindications;
•	be sued; or
•	experience damage to our reputation.

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

Further, the regulatory authorities may require concurrent approval or the CE mark (a mandatory conformity assessment marking for certain products sold within the European Economic Area (EEA)) of a companion diagnostic device, since it may be necessary to use FDA-cleared or FDA-approved, or CE-marked, diagnostic tests or diagnostic tests approved by other comparable foreign regulatory authorities to diagnose patients or to assure the safe and effective use of our product candidates in trial subjects. FDA refers to such tests as in vitro companion diagnostic devices. On July 31, 2014, the FDA announced the publication of a final guidance document describing the agency’s current thinking about the development and regulation of in vitro companion diagnostic devices. The final guidance articulates a policy position that, when safe and effective use of a therapeutic product depends on a diagnostic device, the FDA generally will require approval or clearance of the diagnostic device at the same time that FDA approves the therapeutic product. The final guidance allows for two exceptions to the general rule of concurrent drug/device approval, namely, when the therapeutic product is intended to treat serious and life-threatening conditions for which no alternative exists, and when a serious safety issue arises for an approved therapeutic agent, and no FDA-cleared or FDA-approved companion diagnostic test is yet available. It is unclear how the FDA will apply this policy to our current or future gene therapy product candidates. Although we believe diagnoses based on symptoms in conjunction with existing genetic tests developed and administered by laboratories certified under the Clinical Laboratory Improvement Amendments (CLIA) are sufficient to diagnose patients for our current product candidates, the FDA may disagree. Should the FDA deem genetic tests used for diagnosing patients for our therapies to be in vitro companion diagnostics requiring FDA clearance or approval, we may face significant delays or obstacles in obtaining approval of a BLA for our product candidates. On September 26, 2012 in the European Union, the European Commission released a package of legislative proposals designed to replace the existing regulatory framework for medical devices and in vitro diagnostic medical devices in the EEA. On May 25, 2016, the Council of the European Union issued a press release to announce that the European Commission, the European Parliament and the Council had reached a political agreement concerning the text of the proposed regulation on medical devices and the proposed regulation on in vitro diagnostic medical devices. Final adoption of the regulations is anticipated in late 2016 or early 2017. The regulations, which are expected to substantially impact medical devices manufacturers, will be applicable starting in late 2019 at the earliest. When adopted, the proposed new legislation may impact the development and authorization of our product candidates in the European Union.

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

Since inception, we have incurred substantial net losses. Our net losses for the six months ended June 30, 2016, and the years ended December 31, 2015 and 2014, were $25.2 million, $22.8 million and $4.0 million, respectively. As of June 30, 2016, we had an accumulated deficit of $76,825 million. We historically have financed our operations primarily through private placements of our preferred stock and sublicensing rights to our NAV Technology Platform. We have devoted substantially all of our efforts to licensing our NAV Technology Platform and to research and development, including preclinical and planned clinical development of our product candidates, as well as to building out our team. Our only clinical program is RGX-501, the clinical trial for which is being conducted by our partners at Penn, and we expect that it could be several years, if ever, before we commercialize an internal product candidate. We license certain intellectual property related to our NAV Technology Platform to third parties. Our NAV Technology Licensees have multiple preclinical studies and clinical trials in progress. However, no NAV Technology Licensee has an approved or commercialized gene therapy product based on such licensing program. We expect to generate only limited revenue, if any, from our current NAV Technology Licensees and any future NAV Technology Licensees in the near term. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	further develop our sublicensing activities and NAV Technology Platform;
•	continue our research studies and preclinical and clinical development of our internal product candidates, including our Lead Product Candidates;
•	initiate additional preclinical studies and clinical trials for our Lead Product Candidates and future product candidates, if any;
•	initiate activities relating to manufacturing;
•	seek to identify additional product candidates;
•	prepare our BLA and MAA for our Lead Product Candidates and seek marketing approvals for any of our other product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval, if any;
•	operate as a public company;
•	maintain, expand and protect our intellectual property portfolio; and
•	acquire or in-license other product candidates and technologies.

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2016, our cash, cash equivalents and marketable securities were $198.7 million. We expect that our existing cash, cash equivalents and marketable securities will enable us, with our development partners at Penn, to continue our Phase I/II clinical trial for RGX-501, file an IND in preparation for a Phase I clinical trial for RGX-314 and file INDs in preparation for Phase I/II clinical trials for RGX-111 and RGX-121, as well as fund our operating expenses and capital expenditure requirements into 2018.

Our future capital requirements will depend on many factors, including:

•	the timing of enrollment, commencement and completion of our clinical trials, including our clinical trial for RGX-501;
•	the results of our clinical trials for our internal product candidates, including RGX-501, RGX-314, RGX-111 and RGX-121;
•	the results of our preclinical studies for our internal product candidates and any subsequent clinical trials;
•	our planned expansion of the licensing of our NAV Technology Platform;
•	the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials, if any, for our other product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	our current licensing agreements remaining in effect;
•	our ability to establish and maintain additional licensing agreements or collaborations on favorable terms, if at all;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the costs associated with being a public company.

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

To date, a significant portion of our revenues have been generated from the sublicensing of rights to our NAV Technology Platform. Our ability to generate future revenues from our NAV Technology Platform sublicensing depends on many factors, including:

•	our NAV Technology Licensees successfully developing gene therapy products using our NAV Technology Platform;
•	obtaining and maintaining market acceptance of our NAV Technology Platform as a primary gene therapy technology;
•	maintaining our licensing relationships with our licensor partners, including GSK and The Trustees of the University of Pennsylvania (together with the University of Pennsylvania, Penn);
•	addressing any competing technological and market developments;
•	implementing additional internal systems and infrastructure, as needed;
•	negotiating favorable terms in any licensing or other arrangements into which we may enter and performing our obligations in such agreements;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	avoiding and defending against third-party interference, infringement and other intellectual property related claims; and
•	attracting, hiring and retaining qualified personnel.

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

Our ability to generate revenue from product candidate sales depends on our ability, alone or with partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. All of our revenues to date have been from sublicensing our NAV Technology Platform and the sale of licensed reagents to third-parties for use in research and development. We do not consider reagent sales a core aspect of our business model and we do not dedicate significant resources to sales efforts for reagents. Accordingly, future revenue from reagent sales is uncertain and may fluctuate significantly from period to period. We do not anticipate generating revenues from our and our NAV Technology Licensees’ product candidate sales for the next several years, if ever. Our ability to generate future revenues from product candidate sales depends heavily on our, or our NAV Technology Licensees’, success in:

•	completing research studies and preclinical and clinical development of product candidates and identifying new gene therapy product candidates;
•	seeking and obtaining regulatory and marketing approvals for product candidates for which clinical trials are completed;
•

launching and commercializing product candidates for which regulatory and marketing approval is obtained by establishing a sales force, marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations in such collaborations;
•	qualifying for adequate coverage and reimbursement by government and third-party payors for product candidates;
•	maintaining and enhancing a sustainable, scalable, reproducible and transferable manufacturing process for our vectors and product candidates;
•

establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the market demand for product candidates, if approved;

•	obtaining market acceptance of product candidates as a viable treatment option;
•	addressing any competing technological and market developments;
•	implementing additional internal systems and infrastructure, as needed;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations in such collaborations;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;

•	avoiding and defending against third-party interference, infringement and other intellectual property related claims; and
•	attracting, hiring and retaining qualified personnel, including research and development, clinical development, regulatory and others.

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

We are an emerging clinical-stage company formed in July 2008. Our operations to date have predominantly focused on organizing and staffing our company, business planning, raising capital, acquiring our technology, administering and expanding our NAV Technology Platform sublicensing, identifying potential product candidates and undertaking research and preclinical studies of our product candidates and establishing licensing arrangements. We expect to, with our development partners at Penn, continue to initiate our clinical trial for RGX-501 in the second half of 2016. We have not yet demonstrated the ability to continue expansion of our NAV Technology Platform sublicensing efforts, complete and report clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

The preparation of our financial statements requires significant interpretations, estimates and judgements. Disagreements with respect to these interpretations, estimates and judgements by the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board or various other bodies could result in the restatement of our financial statements or other potential adverse effects.

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

If there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. In addition, we could become subject to investigations by NASDAQ, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

If we are unable to remediate any material weaknesses in our internal control over financial reporting, or if we fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

In connection with the audit of our financial statements as of and for the years ended December 31, 2014 and 2013, we previously identified two material weaknesses in our internal control over financial reporting. Efforts to remediate the previously identified material weaknesses have since been completed. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Efforts to remediate previously identified material weaknesses have been completed. However, the measures we have taken to date to remediate the material weaknesses, and any measures we may take in the future, may not be sufficient to identify or successfully remediate potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has ever performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.

Risks Related to Third Parties

We rely primarily on a sponsored research agreement with Penn for our nonclinical research and development activities and a loss of this relationship or of the principal investigator for that nonclinical research, James M. Wilson, M.D., Ph.D., would materially harm our business.

In February 2009, we entered into an exclusive worldwide license agreement with Penn for patent and other intellectual property rights relating to a gene therapy technology platform based on certain novel recombinant AAV vectors discovered at Penn in the laboratory of our Chief Scientific Advisor, James M. Wilson, M.D., Ph.D. This license was most recently amended in April 2016. In February 2009, we also entered into a sponsored research agreement (the 2009 SRA) with Penn pursuant to which we fund the nonclinical research of Dr. Wilson relating to AAV gene therapy and obtain an option to acquire an exclusive worldwide license in certain intellectual property created pursuant to such 2009 SRA. In December 2014, we entered into another sponsored research agreement which was most recently amended in April 2016 (the 2014 SRA) with Penn funding related nonclinical research of Dr. Wilson.

Under the 2014 SRA, we fund nonclinical research at Penn and pay certain intellectual property legal and filing expenses and receive the rights to the research results. All patentable inventions conceived, created, or conceived and reduced to practice pursuant to the 2014 SRA, together with patent rights represented by or issuing from the U.S. patents and patent applications (including provisional patent applications) automatically become exclusively licensed to us under our existing licensing agreement with Penn and all research results are automatically licensed to us as know-how in our existing license agreement. The 2014 SRA will expire on December 31, 2017. We expect to continue to amend the 2014 SRA in order to continue to fund work and receive rights to the results of the nonclinical research we fund at Penn. Also, a loss of our relationship with Penn or Dr. Wilson would materially harm our business.

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

We currently have a development, manufacturing and testing agreement and cooperation agreement with WuXi AppTec, Inc. (WuXi) and similar agreements with other parties to manufacture supplies of our product candidates in the future. Our product candidates require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of biologics such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs. To date, no cGMP gene therapy manufacturing facility in the U.S. has received approval from the FDA for the manufacture of an approved gene therapy product, and, therefore, the timeframe required for us to obtain such approval is uncertain.

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

The FDA has the authority to require a REMS as part of a BLA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. The European Commission and comparable foreign regulatory authorities have powers to impose similar obligations.

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

Gene therapy remains a novel technology, with no gene therapy product approved to date in the U.S. and only two gene therapy products approved to date in the European Union. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would harm our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in other trials using other vectors. Serious adverse events in clinical trials we conduct, or other clinical trials involving our NAV Technology Platform by our NAV Technology Licensees or others, other gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

Even if we receive regulatory approval, we still may not be able to successfully commercialize our Lead Product Candidates or any future product candidate, and the revenue that we generate from any approved product’s sales, if any, could be limited.

Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting our products. From time to time, public sentiment may be more adverse to commercialization of gene therapy as a therapeutic technique. Even with the requisite approvals from the FDA, the European Commission and other comparable regulatory foreign authorities, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our product candidates will depend on a number of factors, including:

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

Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, also will be critical to our success. There currently is a shortage of skilled individuals with substantial gene therapy experience, which we believe is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for individuals with similar skill sets. In addition, failure to succeed in preclinical studies or clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of any of our key executives, employees, consultants or advisors may impede the progress of our research, development, licensing and commercialization objectives and materially harm our business, financial condition, results of operations and prospects. Additionally, our current management team has only been working together for a relatively short period of time and a number of members of our current management team have been employed by us for less than a year.

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

Such changes in the regulatory environment may also result in changes to our payor mix that may affect our operations. While PPACA is expected to increase the number of persons with covered health benefits, we cannot accurately estimate the payment rates for any additional persons that are expected to be covered by health benefits. For example, PPACA’s expansion of Medicaid coverage could cause patients who otherwise would have selected private healthcare to participate in government sponsored healthcare programs, and Medicaid and other government programs typically reimburse providers at substantially lower rates than private payors. Our revenue may be adversely impacted if states pursue lower rates or cost-containment strategies as a result of any expansion of their existing Medicaid programs to include additional persons, particularly in states experiencing budget deficits. Exchanges created to facilitate coverage for new persons to be covered by health benefits may also place additional pricing pressure on all providers, regardless of payor. The full impact of many of the provisions under PPACA is unknown at this time. For example, PPACA established an Independent Payment Advisory Board that can recommend changes in payment for physicians under certain circumstances, which the Department of Health and Human Services (HHS) generally would be required to implement unless Congress enacts superseding legislation. PPACA also requires HHS to develop a budget-neutral, value-based payment modifier that provides for differential payment under the Medicare Physician Fee Schedule (the MPFS) for physicians or groups of physicians that is linked to quality of care furnished compared to cost. Physicians in groups of 100 or more eligible professionals who submit claims to Medicare under a single tax identification number are subject to the value modifier based on their performance in previous years. For example, in 2015, this modifier was based on performance during calendar year 2013. In 2016, the modifier applies to physicians in groups of 10 or more eligible professionals based on 2014 performance. The modifier will apply to all other physicians by 2017.

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

The collection and use of personal health data in the European Union is governed by the provisions of the Data Protection Directive. This Directive, and the national implementing legislation of the individual European Union Member States, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The European Union Data Protection Directive prohibits the transfer of personal data to countries outside of the EEA that are not considered by the European Commission to provide an adequate level of data protection. These countries include the U.S. However, following the decision of the Court of Justice of the European Union in case C-362/14 Maximillian Schrems v. Data Protection Commissioner, which declared the European Union Safe Harbor Framework to be invalid, we can no longer rely on this route as a basis for transfer of personal data from the European Union to the U.S. for processing. We are, therefore, obliged to use alternate procedures for transfer of data between the European Union and the U.S.

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

Although we currently maintain product liability insurance coverage in the amount of $5.0 million per occurrence and $5.0 million in the aggregate, our product liability insurance coverage may not be adequate to cover all liabilities that we may incur. We anticipate that we will evaluate the need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidates. Product liability insurance coverage is expensive and we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Although we maintain workers’ compensation insurance in compliance with all statutory requirements for certain costs and expenses we may incur due to work-related injuries to our employees, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for toxic tort claims that may be asserted against us in connection with our storage or disposal of biologic, hazardous or radioactive materials.

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

We and our development partners, including our NAV Technology Licensees, third-party manufacturer and suppliers may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. Our operations and the operations of our third-party manufacturers and suppliers also produce hazardous waste products. Federal, state and local laws and regulations, and comparable foreign laws, govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies (under which we currently have $11.0 million in coverage) specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

Unfavorable global economic conditions could harm our business, financial condition or results of operations.

Our results of operations could be harmed by general conditions in the global economy and in the global financial markets. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in the European Union, which is undergoing a continued severe economic crisis. Additionally, a majority of United Kingdom (UK) voters recently voted for the UK to exit the European Union (Brexit). Negotiations are expected to shortly commence to determine the future terms of the UK’s relationship with the European Union, including the terms of trade between the UK and the European Union and the rest of the world. The effects of Brexit will depend on any agreements the UK makes to retain access to European Union markets either during a transitional period or more permanently. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our future collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could harm our business. Further, Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets. Brexit is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which European Union laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

We and third parties on which we rely may be harmed by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations or the operations of our third parties’ manufacturing facilities and materially harm our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. Our third party manufacturing facilities, as well as substantially all of our current supply of product candidates, are located in Pennsylvania and Maryland, and should a natural disaster, power outage or other event occur that affected one of our third party manufacturing facilities, manufacturing delays may result should we need to transfer manufacturing to another facility. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could materially harm our business, financial condition, results of operations and prospects.

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

We rely on third parties for aspects of our business. Our revenue for the six months ended June 30, 2016 and the year ended December 31, 2015, consisted of license revenue, grant revenue and the sale of licensed reagents to third-parties for use in research and development. One customer accounted for approximately 72% of our total revenue for the six months ended June 30, 2016. No other customer accounted for more than 10% of revenue for the six months ended June 30, 2016. Three customers accounted for approximately 79% of our total revenue for the year ended December 31, 2015. No other customer accounted for more than 10% of revenue in 2015. Future license revenue is uncertain due to the contingent nature of our licenses granted to third-parties. We expect grant revenue to decrease in the future as we are not currently seeking any further grant awards. We do not consider reagent sales a core aspect of our business model and we do not dedicate significant resources to sales efforts for reagents. Accordingly, future revenue from sales of reagents is uncertain and may fluctuate significantly from period to period.

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

We have a registered trademark with the USPTO for the REGENXBIO logo and pending trademark applications with the USPTO for the mark “REGENXBIO”, approval of which is not guaranteed. Once registered, our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be harmed. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could harm our financial condition or results of operations.

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

As of June 30, 2016, our executive officers, directors, holders of more than five percent of our capital stock and their respective affiliates beneficially owned 46.7% of our outstanding capital stock. Therefore, these stockholders may have the ability to influence us through their ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Substantial future sales of shares by existing stockholders, including pursuant to our equity incentive plans, or the perception that such sales may occur, could cause our stock price to decline.

If our existing stockholders, particularly our directors and executive officers and the entities and venture capital funds affiliated with our current and former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline. We had 26,463,379 outstanding shares of common stock as of June 30, 2016, 5,688,063 of which were beneficially owned by directors, executive officers and other affiliates and will be subject to volume and other limitations under Rule 144 under the Securities Act.

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

Some of our existing security holders have demand and piggyback rights to require us to register with the SEC up to 5,226,937 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market, subject to Rule 144 transfer restrictions applicable to affiliates.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. In an effort to achieve compliance with Section 404 within the prescribed period, we have incurred costs associated with the documentation and evaluation of our internal control over financial reporting. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to assess and document the adequacy of internal control over financial reporting. We will need to continue to improve our control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This continuous process is both costly and challenging and despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

10.36*†	Third Amendment to License Agreement effective April 29, 2016 between the Registrant and The Trustees of the University of Pennsylvania

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. These portions have been omitted and submitted separately to the SEC.

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

REGENXBIO Inc.

Dated: August 9, 2016	/s/ Kenneth T. Mills
Kenneth T. Mills
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2016	/s/ Vittal Vasista
Vittal Vasista
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

10.36*†	Third Amendment to License Agreement effective April 29, 2016 between the Registrant and The Trustees of the University of Pennsylvania

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. These portions have been omitted and submitted separately to the SEC.

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