Form 10-Q
period 2016-09-30
REGENXBIO Inc.
filed 2016-11-09
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37553

REGENXBIO Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-1851754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9600 Blackwell Road, Suite 210 Rockville, MD	20850
(Address of principal executive offices)	(Zip Code)

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

As of November 4, 2016, there were 26,475,379 outstanding shares of the registrant’s common stock, $0.0001 par value per share.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$28,108	$54,116
Marketable securities	63,662	60,025
Accounts receivable	679	2,136
Prepaid expenses	2,171	1,020
Other current assets	2,000	851
Total current assets	96,620	118,148
Marketable securities	93,087	102,226
Property and equipment, net	5,804	538
Cost method investments	—	300
Restricted cash	225	—
Other assets	239	168
Total assets	$195,975	$221,380
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,376	$1,014
Accrued expenses and other current liabilities	9,006	3,198
Advance payments	—	127
Total current liabilities	14,382	4,339
Deferred rent, net of current portion	1,367	233
Total liabilities	15,749	4,572
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at September 30, 2016 and December 31, 2015; 26,475 and 26,313 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	274,349	269,144
Accumulated other comprehensive income (loss)	853	(719)
Accumulated deficit	(94,979)	(51,620)
Total stockholders’ equity	180,226	216,808
Total liabilities and stockholders’ equity	$195,975	$221,380

The accompanying notes are an integral part of these unaudited financial statements.

REGENXBIO INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
License revenue	$65	$65	$2,638	$635
License revenue from related party	—	1,000	—	2,000
Reagent sales	47	61	213	200
Grant revenue	13	14	42	305
Total revenues	125	1,140	2,893	3,140
Expenses
Costs of revenues
Licensing costs (including amounts to related parties)	13	213	528	527
Costs of reagent sales (including amounts to related parties)	22	44	101	94
Research and development (including amounts to related parties)	12,560	5,664	29,423	12,471
General and administrative (including amounts to related parties)	6,200	2,567	17,848	7,671
Other operating expenses (income)	(2)	(1)	(136)	15
Total operating expenses	18,793	8,487	47,764	20,778
Loss from operations	(18,668)	(7,347)	(44,871)	(17,638)
Other Income (Expense)
Investment income	514	15	1,512	23
Interest expense	—	—	—	(20)
Total other income (expense)	514	15	1,512	3
Net loss	$(18,154)	$(7,332)	$(43,359)	$(17,635)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities	332	(26)	1,572	(26)
Total other comprehensive income (loss)	332	(26)	1,572	(26)
Comprehensive loss	$(17,822)	$(7,358)	$(41,787)	$(17,661)
Reconciliation of net loss to net loss applicable to common stockholders
Net loss	$(18,154)	$(7,332)	$(43,359)	$(17,635)
Net accretion and dividends on convertible preferred stock	—	—	—	(1,747)
Net gain on extinguishment of convertible preferred stock	—	—	—	759
Net loss applicable to common stockholders	$(18,154)	$(7,332)	$(43,359)	$(18,623)
Basic and diluted net loss per common share	$(0.69)	$(1.52)	$(1.64)	$(5.48)
Weighted-average basic and diluted common shares	26,469	4,809	26,386	3,397

The accompanying notes are an integral part of these unaudited financial statements.

REGENXBIO INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(43,359)	$(17,635)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,031	2,059
Net amortization of premiums and accretion of discounts on marketable debt securities	1,502	1
Depreciation and amortization	264	43
Realized gains on sales of marketable securities	(20)	—
Unrealized foreign currency transaction gains	(2)	(4)
Imputed interest on related party promissory notes	—	13
Changes in operating assets and liabilities
Accounts receivable	1,459	1,277
Prepaid expenses	(1,151)	(1,372)
Other current assets	(1,149)	(127)
Other assets	(71)	(128)
Accounts payable	3,595	317
Accrued expenses and other current liabilities	4,591	758
Due to related party under services agreement	—	(34)
Other related party payables	—	(3,412)
Advance payments	(127)	(26)
Deferred rent	1,302	198
Net cash used in operating activities	(28,135)	(18,072)
Cash flows from investing activities
Restricted cash	(225)	—
Purchases of marketable securities	(32,262)	(19,065)
Maturities of marketable securities	38,131	—
Sales of marketable securities	23	—
Purchases of property and equipment	(3,714)	(394)
Net cash provided by (used in) investing activities	1,953	(19,459)
Cash flows from financing activities
Proceeds from exercise of stock options	174	100
Proceeds from issuance of Series C convertible preferred stock, net of transaction costs	—	26,021
Proceeds from issuance of Series D convertible preferred stock, net of transaction costs	—	67,998
Proceeds from initial public offering of common stock, net of underwriting discounts and commissions	—	148,233
Issuance costs for initial public offering	—	(618)
Net cash provided by financing activities	174	241,734
Net increase (decrease) in cash and cash equivalents	(26,008)	204,203
Cash and cash equivalents
Beginning of period	54,116	1,121
End of period	$28,108	$205,324
Supplemental cash flow information
Cash paid for interest	$—	$7
Supplemental disclosures of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$1,816	$34
Issuance costs for initial public offering in accounts payable and accrued expenses	$—	$2,431
Conversion of accrued service fees to related party into Series C convertible preferred stock	$—	$2,403
Conversion of related party promissory notes into Series C convertible preferred stock	$—	$1,389
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$111,392

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

Liquidity and Risks

As of September 30, 2016, the Company had generated an accumulated deficit of $94,979 since inception. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. As of September 30, 2016, the Company had cash, cash equivalents and marketable securities of $184,857, which management believes is sufficient to fund operations for at least the next 12 months.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Unaudited Interim Financial Information

The accompanying financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (SEC) on March 3, 2016. Certain information and footnote disclosures required by GAAP which are normally included in the Company’s annual financial statements have been condensed or omitted pursuant to SEC rules and regulations for interim reporting. In the opinion of management, the accompanying financial statements reflect all adjustments, which include all normal and recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2016, and the results of its operations and its cash flows for the interim periods ended September 30, 2016 and 2015.

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

Net Loss Per Share

The Company computes net loss per share in conformity with the two-class method required for participating securities. The Company considers all series of convertible preferred stock outstanding prior to the IPO to be participating securities. The holders of convertible preferred stock outstanding prior to the IPO were entitled to receive preferential dividends in the event that a dividend was to be paid to the holders of common stock, and did not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the three and nine months ended September 30, 2015 were not allocated to these participating securities. In connection with the IPO, all outstanding shares of convertible preferred stock were automatically converted into shares of common stock.

Basic net loss per share is calculated by dividing net loss applicable to holders of common stock by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, convertible preferred stock, outstanding stock options and withholdings under the employee stock purchase plan are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive. Contingently convertible shares in which conversion is based on non-market-priced contingencies are excluded from the calculations of both basic and diluted net loss per share until the contingency has been fully met. Accordingly, basic and diluted net loss per share were the same for all periods presented.

Recently Announced Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of the guidance under ASU No. 2014-09 by one year. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies various aspects of Topic 606, including the identification of performance obligations and the implementation of licensing guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies various additional aspects of Topic 606, including the assessment of collectability, presentation of sales taxes and other similar taxes collected from customers, the measurement date for transactions with non-cash consideration as well as transitional issues and other technical corrections regarding the adoption of new standards under Topic 606. The standards are effective for annual and interim reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the application of these ASU’s, but has not yet determined the potential effects they may have on the Company’s financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which supersedes the current guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income (loss). The standard is effective for annual and interim periods beginning after December 15, 2017. The Company does not believe the application of this standard will have a material impact on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requiring management to evaluate whether events or conditions could impact an entity’s ability to continue as a going concern and to provide disclosures if necessary. Management will be required to perform the evaluation within one year after the date that the financial statements are issued. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management’s plans will be able to alleviate the substantial doubt. The standard is effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. The Company does not believe that, upon its adoption, the application of this standard will have a material impact on the Company’s financial statement disclosures.

3. Marketable Securities

The following table presents a summary of the Company’s marketable securities, which consist solely of available-for-sale securities:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2016
Corporate bonds	$155,596	$292	$(34)	$155,854
Common equity securities	300	595	—	895
	$155,896	$887	$(34)	$156,749

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015
Corporate bonds	$157,977	$4	$(759)	$157,222
Commercial paper	4,990	—	—	4,990
Common equity securities	3	36	—	39
	$162,970	$40	$(759)	$162,251

As of December 31, 2015, the Company’s common equity securities consisted of shares of common stock of Dimension Therapeutics, Inc. (Dimension), which became a publicly traded company in October 2015. The Company obtained these shares in connection with a license granted to Dimension in October 2013. As of September 30, 2016, the Company had sold all of its shares of Dimension common stock.

As of September 30, 2016, the Company’s common equity securities consisted of shares of common stock of Audentes Therapeutics, Inc. (Audentes), which became a publicly traded company in July 2016. The Company obtained these shares in connection with a license granted to Audentes in July 2013. The Company is restricted from trading these securities until January 2017 pursuant to a lock-up agreement entered into in connection with Audentes’ IPO. The Company has classified these shares as available-for-sale securities and recognized an unrealized gain of $595 which is included in accumulated other comprehensive income as of September 30, 2016. Prior to Audentes’ IPO, the shares were not marketable and were accounted for as a cost method investment on the Company’s balance sheets.

As of September 30, 2016 and December 31, 2015, no available-for-sale securities had remaining maturities greater than three years.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of September 30, 2016 and December 31, 2015, the balance in the Company’s accumulated other comprehensive income (loss) consisted solely of net unrealized gains and losses on available-for-sale securities. For the nine months ended September 30, 2016, the Company recognized net unrealized gains on available-for-sale securities of $1,572, which is included in other comprehensive income for the period. The Company recognized realized gains of $20 on the sale or maturity of available-for-sale securities during the nine months ended September 30, 2016, which were reclassified out of accumulated other comprehensive income (loss) during the period. The realized gains on available-for-sale securities related solely to the sale of Dimension common stock during the period.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of September 30, 2016 and December 31, 2015 was $40,512 and $155,486, respectively. The Company did not hold any securities in an unrealized loss position for more than 12 months as of December 31, 2015. The aggregate fair value of securities held by the Company in an unrealized loss position for more than 12 months as of September 30, 2016 was $4,116. The aggregate unrealized loss for those securities in an unrealized loss position for more than 12 months as of September 30, 2016 was $6. As of September 30, 2016, securities held by the Company which were in an unrealized loss position consisted of eleven investment grade corporate bonds. The Company has the intent and ability to hold such securities until recovery and has determined that none of its investments were other-than-temporarily impaired as of September 30, 2016 or December 31, 2015.

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

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2016
Money market mutual funds (cash equivalents)	$—	$28,108	$—	$28,108
Corporate bonds (marketable securities)	—	155,854	—	155,854
Common equity securities (marketable securities)	895	—	—	895
	$895	$183,962	$—	$184,857

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2015
Money market mutual funds (cash equivalents)	$—	$54,104	$—	$54,104
Corporate bonds (marketable securities)	—	157,222	—	157,222
Commercial paper (marketable securities)	—	4,990	—	4,990
Common equity securities (marketable securities)	39	—	—	39
	$39	$216,316	$—	$216,355

Management estimates that the carrying amounts of its accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments.

The Company has determined that it is not practicable to estimate the fair value of cost method investments. The Company has not identified any events or changes in circumstances that would have an adverse effect on the fair value of its cost method investments reported as of December 31, 2015.

5. Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2016	December 31, 2015
Computer equipment and software	$865	$458
Lab equipment	756	—
Furniture and fixtures	870	105
Leasehold improvements	3,657	55
Total property and equipment	6,148	618
Accumulated depreciation and amortization	(344)	(80)
Property and equipment, net	$5,804	$538

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

In January 2016, the Company entered into a 7.5-year, non-cancelable operating lease for additional office space in Rockville, Maryland. The lease commenced in February 2016, and expires in September 2023. Initial monthly payments required under the lease are $38 beginning seven months from the commencement date and escalate annually in accordance with the lease agreement. The Company received a $725 tenant improvement allowance from the landlord which will be deferred and amortized on a straight-line basis as a reduction of rent expense over the term of lease.

In May 2016, the Company entered into a 51-month, non-cancelable operating lease for additional office space in New York, New York. The lease commenced in July 2016, and expires in October 2020. Initial monthly payments required under the lease are $25 beginning three months from the commencement date and escalate annually in accordance with the lease agreement. Under the terms of the lease agreement, the Company has provided the landlord with an irrevocable letter of credit of $225 which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease. As of September 30, 2016, the Company has recorded restricted cash of $225 as collateral to the financial institution which issued the letter of credit.

The Company entered into a short-term operating lease for office space in Gaithersburg, Maryland which expired in October 2016.

As of September 30, 2016, future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Leases
2016 (remainder of year)	$387
2017	1,589
2018	1,637
2019	1,685
2020	1,611
Thereafter	1,614
Total minimum lease payments	$8,523

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

Expenses incurred by the Company related to its license from Penn were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sublicense fees	$7	$107	$264	$264
Royalties on sales of reagents	2	2	11	8
Maintenance of licensed patents	42	29	85	118
	$51	$138	$360	$390

As of September 30, 2016 and December 31, 2015, the Company had accrued $22 and $440, respectively, in expenses payable to Penn under the license agreement, which are included in accounts payable and accrued expenses on the Company’s balance sheets. Until September 30, 2015, the Company considered Penn to be a related party. See Note 9 for further information on related party transactions with Penn.

GlaxoSmithKline LLC. In March 2009, the Company entered into a license agreement, as amended, with GlaxoSmithKline LLC (GSK) for exclusive, worldwide rights to certain patents underlying the Company’s NAV® Technology Platform which are owned by Penn and exclusively licensed to GSK. Under the terms of the agreement, in consideration for the license, the Company issued to GSK 19.9 percent of the then outstanding membership interest in the LLC on a fully diluted basis after issuance. The Company is obligated to pay GSK royalties on net sales and sublicense fees, if any. Additionally, the Company is obligated to reimburse GSK for certain costs incurred and invoiced to the Company related to the maintenance of the licensed patents. The Company is obligated to pay GSK up to $1,500 upon the achievement of various milestones. As of September 30, 2016, no milestones have been achieved, or deemed probable of achievement, and accordingly no milestone payments were payable to GSK.

Expenses incurred by the Company related to its license from GSK were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sublicense fees	$7	$107	$264	$264
Royalties on sales of reagents	1	1	7	5
Maintenance of licensed patents	89	57	319	474
	$97	$165	$590	$743

As of September 30, 2016 and December 31, 2015, the Company had accrued $74 and $526, respectively, in expenses payable to GSK under the license agreement, which are included in accounts payable and accrued expenses on the Company’s balance sheets. Until September 30, 2015, the Company considered GSK to be a related party. See Note 9 for further information on related party transactions with GSK.

ARIAD Pharmaceuticals, Inc. In November 2010, the Company entered into a license agreement with ARIAD Pharmaceuticals, Inc. (ARIAD), for exclusive, worldwide rights to certain patents owned and exclusively licensed by ARIAD. In consideration for the license, the Company issued Class A Units of the LLC to ARIAD with a fair value of $726. Under the terms of the agreement, the Company is obligated to pay ARIAD royalties on net sales, and sublicense fees, if any. Additionally, the Company is obligated to pay ARIAD up to $2,300 and annual maintenance fees of $50 upon the achievement of various milestones. As of September 30, 2016, no milestones have been achieved, or deemed probable of achievement, and accordingly no milestone payments or maintenance fees were payable to ARIAD. Additionally, the Company has not incurred any royalties or sublicense fees payable to ARIAD since the inception of the agreement. There were no amounts due to ARIAD under the agreement as of September 30, 2016 and December 31, 2015.

Regents of the University of Minnesota. In November 2014, the Company entered into a license agreement with Regents of the University of Minnesota (Minnesota), for an exclusive license under certain patent rights to commercialize products covered by the licensed patent rights in any country or territory in which a licensed patent has been issued and is unexpired, or a licensed patent application is pending. In consideration for the license, the Company paid an up-front fee of $25 and reimbursed Minnesota for patent maintenance expenses of $9. Under the terms of the agreement, the Company is obligated to pay Minnesota annual maintenance fees between $5 and $15 per year on each anniversary date of the agreement. Additionally, the Company is obligated to pay royalties on net sales and sublicense fees, if any, and up to $125 per licensed product upon the achievement of various milestones. As of September 30, 2016, no milestones have been achieved, or deemed probable of achievement, and accordingly no milestone payments were payable to Minnesota. Additionally, the Company has not incurred any royalties or sublicense fees payable to Minnesota since the inception of the agreement. As of September 30, 2016 and December 31, 2015, the Company had accrued $25 and $0, respectively, in patent maintenance expenses payable to Minnesota under the license agreement.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2016 and December 31, 2015, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded any related liabilities.

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

Milestone fees are payable to the Company upon the achievement of specific clinical and regulatory developments by licensees. As of September 30, 2016, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, could result in aggregate milestone fees payable to the Company of up to $500 upon the submission of preclinical regulatory filings, $23,650 upon the commencement of various stages of clinical trials, $37,000 upon the submission of regulatory approval filings, $91,500 upon the approval of commercial products by regulatory agencies and $92,000 upon the achievement of specified sales targets for licensed products.

License revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Up-front fees and option fees for commercial licenses	$—	$1,000	$2,000	$2,000
Maintenance fees for commercial licenses	65	65	395	245
Milestone fees	—	—	—	250
Research and other license revenue	—	—	243	140
	$65	$1,065	$2,638	$2,635

8. Stock-based Compensation

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$1,800	$1,349	$5,002	$2,059
Employee stock purchase plan	29	—	29	—
	$1,829	$1,349	$5,031	$2,059

The Company has recorded aggregate stock-based compensation expense in the statement of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$814	$1,101	$1,824	$1,413
General and administrative	1,015	248	3,207	646
	$1,829	$1,349	$5,031	$2,059

Stock Options

In September 2014, the Board of Directors adopted the 2014 Stock Plan (2014 Plan). In June 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective on September 16, 2015, the date on which the registration statement for the IPO was declared effective. The 2015 Plan replaced the 2014 Plan, and as of the effective date of the 2015 Plan, no further awards may be issued under the 2014 Plan. Any options or awards outstanding under the 2014 Plan as of the effective date of the 2015 Plan remained outstanding and effective. The initial amount of shares authorized for issuance under the 2015 Plan was 2,952. The number of authorized shares under the 2015 Plan automatically increases annually on January 1, beginning January 1, 2016, by the lesser of (i) 4% of the total number of shares of common stock outstanding on December 31 of the prior year, or (ii) a number of common shares determined by the Board of Directors. Effective January 1, 2016, the Board of Directors authorized an additional 1,053 shares to be issued under the 2015 Plan. As of September 30, 2016, the total number of shares of common stock authorized for issuance under the 2015 Plan and 2014 Plan is 7,178, of which 1,848 remain available for future grants under the 2015 Plan.

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

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan:

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2015	3,684	$5.52	9.1	$44,472
Granted	1,696	$12.30
Exercised	(162)	$1.08
Cancelled or forfeited	(178)	$14.62
Outstanding at September 30, 2016	5,040	$7.62	8.7	$58,033
Exercisable at September 30, 2016	1,898	$3.26	8.3	$23,110
Vested and expected to vest at September 30, 2016	5,040	$7.62	8.7	$58,033

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2016 was $8.18. During the nine months ended September 30, 2016, the total number of stock options exercised was 162, resulting in total proceeds of $174. The total intrinsic value of options exercised during the nine months ended September 30, 2016 was $1,692.

Stock Options Granted to Employees. The fair value of options granted to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2016	2015
Expected volatility	75%	67%
Expected term (in years)	6.2	6.1
Risk-free interest rate	1.5%	1.7%
Expected dividend yield	0.0%	0.0%

As of September 30, 2016, there was $19,003 of unrecognized stock-based compensation expense related to stock option awards to employees, which is expected to be recognized over a weighted-average period of 3.23 years.

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

	Nine Months Ended September 30,
	2016	2015
Expected volatility	83%	71%
Expected term (in years)	8.1	9.7
Risk-free interest rate	1.6%	2.1%
Expected dividend yield	0.0%	0.0%

Employee Stock Purchase Plan

In June 2015, the Company’s Board of Directors adopted the 2015 Employee Stock Purchase Plan (2015 ESPP), which became effective on September 16, 2015, the date on which the registration statement for the IPO was declared effective. The 2015 ESPP authorizes the initial issuance of up to a total of 254 shares of the Company’s common stock to participating employees. The number of shares reserved for issuance under the 2015 ESPP automatically increases on the first business day of each fiscal year, commencing in 2016, by a number equal to the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. Unless otherwise determined by the administrator of the 2015 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. The Board of Directors did not authorize any further shares to be reserved for issuance under the 2015 ESPP in January 2016. As of September 30, 2016, no shares have been issued under the 2015 ESPP.

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

In addition to the license agreement, Penn also provides manufacturing and research and development services to the Company. Penn was considered a related party of the Company for the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2015, the Company incurred $40 and $80, respectively, in services from Penn for the manufacturing of reagents for sale by the Company as well as $2,493 and $5,136, respectively, in research and development services provided by Penn.

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

During the three and nine months ended September 30, 2015, the Company recognized license revenue of $1,000 and $2,000, respectively, from commercial licenses granted to Dimension, which is included in license revenue from related party in the statements of operations and comprehensive loss. Revenue earned and recognized from Dimension subsequent to September 30, 2015 is no longer included in revenue from related party in the statements of operations and comprehensive loss.

In 2014, the Company received $200 from Dimension for the purchase of materials owned by the Company and used in the Company’s manufacturing process for research and development and clinical trials. The $200 was recognized as a gain on disposal of the material as the material was delivered to Dimension. As of September 30, 2015, the Company had recognized $73 of the total gain on disposal and had recorded a liability of $127 related to undelivered material. During the three and nine months ended September 30, 2015, the Company recognized gains of $5 and $26, respectively, for the delivery of the material to Dimension.

FoxKiser

The Company was party to a services agreement, as amended from time to time, with FoxKiser LLP (FoxKiser), an affiliate of certain stockholders of the Company and an affiliate of one current and one former member of the Board of Directors, which was terminated in January 2015. Under the agreement, the Company paid a fixed monthly fee plus an additional support fee, as determined by FoxKiser on a monthly basis, as consideration for office facilities, equipment, supplies, general management, accounting, financial management, human resources, legal, secretarial, regulatory compliance and other services provided to the Company. The amounts outstanding to FoxKiser under the services agreement in excess of 30 days from their due date accrued interest at 1.5 percent per month, compounding monthly. The Company allocated the service fees from FoxKiser between research and development and general and administrative expense. For the three and nine months ended September 30, 2015, costs incurred under the services agreement with FoxKiser were $0 and $345, respectively.

In January 2015, the Company entered into an operating lease with FoxKiser for office space in Washington, D.C. The lease agreement, which had a month-to-month term, required monthly payments of $20. The lease was terminated in April 2015. Rent expense to FoxKiser during the three and nine months ended September 30, 2015 was $0 and $60, respectively.

The Company entered into a Professional Services Agreement with FoxKiser effective as of January 1, 2016, pursuant to which the Company incurs a fixed monthly fee of $80 in consideration for certain strategic planning, development and regulatory services to be provided by FoxKiser. The Professional Services Agreement has an initial term of one year and is terminable by either party, at any time, upon sixty days’ prior written notice to the other party. Costs incurred under the Professional Services Agreement with FoxKiser for the three and nine months ended September 30, 2016 were $240 and $720, which have been recorded as research and development expenses in the statements of operations and comprehensive loss.

Chief Scientific Advisor

In September 2014, the Company entered into an advisory agreement with its Chief Scientific Advisor, who is also the Chairman of the Company’s Scientific Advisory Board. The agreement was amended in May 2015 and expires in March 2017. During the three months ended September 30, 2016 and 2015, the Company incurred advisory fees of $62 and $45, respectively, to the Chief Scientific Advisor under the agreement. During the nine months ended September 30, 2016 and 2015, the Company incurred advisory fees of $187 and $135, respectively, to the Chief Scientific Advisor under the agreement. Additionally, since the inception of the agreement, the Company has granted options to purchase 212 shares of common stock to the Chief Scientific Advisor as compensation for services to be provided to the Company, which vest partially upon the completion of future service conditions and partially upon the achievement of specified performance conditions as set forth in the award agreements.

10. Net Loss Per Share

The following potentially dilutive securities outstanding at the end of the period were excluded from the computations of diluted weighted-average shares outstanding for the periods indicated as they would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2016	2015
Stock options issued and outstanding	5,040	3,464
ESPP shares	12	—
	5,052	3,464

Amounts in the table above reflect the common stock equivalents of the noted instruments.

11. Supplemental Disclosures

Accrued expenses and other current liabilities consists of the following:

	September 30, 2016	December 31, 2015
Accrued external research and development expenses	$3,721	$835
Accrued personnel costs	3,339	1,371
Accrued purchases of property and equipment	1,055	—
Accrued external general and administrative expenses	449	559
Accrued sublicense fees and royalties on reagent sales	—	260
Other accrued expenses and current liabilities	442	173
	$9,006	$3,198

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

Overview

REGENXBIO Inc. (we, our, the Company or REGENXBIO) is a leading biotechnology company focused on the development, commercialization and licensing of recombinant adeno-associated virus (AAV) gene therapy. Our proprietary AAV gene delivery platform (our NAV Technology Platform) consists of exclusive rights to over 100 novel AAV vectors, including AAV7, AAV8, AAV9 and AAVrh10 (NAV Vectors). As of September 30, 2016, our NAV Technology Platform was being applied in the development of 29 product candidates for a variety of diseases, including five internally developed product candidates and 24 partnered product candidates developed by our third-party licensees (NAV Technology Licensees).

We currently plan to build internal gene therapy franchises in the metabolic, retinal and neurodegenerative therapeutic areas, and develop multiple product candidates in each area. Our most advanced program, RGX-501, is for the treatment of homozygous familial hypercholesterolemia (HoFH), a severe genetic disease characterized by premature and aggressive plaque buildup, life threatening coronary artery disease and aortic valve disease due to abnormalities in the function or expression of the low-density lipoprotein receptor. We, together with trial sponsor the University of Pennsylvania (Penn), are actively recruiting and screening participants in a Phase I/II clinical trial to evaluate the safety and efficacy of RGX-501 for the treatment of HoFH and we expect to dose the first patient in the trial in the second half of 2016.

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

Grant Revenue

Grant revenue is generated through research and development grant programs offered by the United States (U.S.) federal government and the European Union (EU). As of September 30, 2016, all grants from the U.S. federal government have been completed. Grant revenue is expected to decrease in future periods as we expect to incur significantly less costs under the MeuSIX grant funded by the EU. We are not currently seeking any further grant awards.

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

During the three months ended September 30, 2016 and 2015, and the nine months ended September 30, 2016 and 2015, we incurred the following external research and development expenses:

•

$3,378, $1,343, $7,410 and $4,250, respectively, for external, preclinical research and development as well as grant activities related to our internal product candidates and the advancement of our technology and other potential product candidates;

•

$2,765, $1,804, $6,004 and $3,624, respectively, for the development of general manufacturing processes and the manufacturing of materials to be used in clinical trials for RGX-501, RGX-314, RGX-111 and RGX-121; and

•	$1,011, $0, $2,790 and $0, respectively, for regulatory and clinical trial activities for RGX-501, RGX-314, RGX-111 and RGX-121.

The remainder of research and development expenses for the three and nine months ended September 30, 2016 and 2015 include personnel costs, consulting, overhead and other externally sourced research and development services which are not allocated to our programs.

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

We expect that our general and administrative expense will continue to increase as we continue to develop, and potentially commercialize, our internal product candidates. Additionally, we became a public company in September 2015 and expect to continue to incur increased costs to operate as a public company, including increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants.

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Revenues
License revenue	$65	$65	$—	$2,638	$635	$2,003
License revenue from related party	—	1,000	(1,000)	—	2,000	(2,000)
Reagent sales	47	61	(14)	213	200	13
Grant revenue	13	14	(1)	42	305	(263)
Total revenues	125	1,140	(1,015)	2,893	3,140	(247)
Expenses
Costs of revenues
Licensing costs (including amounts to related parties)	13	213	(200)	528	527	1
Costs of reagent sales (including amounts to related parties)	22	44	(22)	101	94	7
Research and development (including amounts to related parties)	12,560	5,664	6,896	29,423	12,471	16,952
General and administrative (including amounts to related parties)	6,200	2,567	3,633	17,848	7,671	10,177
Other operating expenses (income)	(2)	(1)	(1)	(136)	15	(151)
Total operating expenses	18,793	8,487	10,306	47,764	20,778	26,986
Loss from operations	(18,668)	(7,347)	(11,321)	(44,871)	(17,638)	(27,233)
Other Income (Expense)
Investment income	514	15	499	1,512	23	1,489
Interest expense	—	—	—	—	(20)	20
Total other income (expense)	514	15	499	1,512	3	1,509
Net loss	$(18,154)	$(7,332)	$(10,822)	$(43,359)	$(17,635)	$(25,724)

Comparison of the Three Months Ended September 30, 2016 and 2015

License Revenue. License revenue, including license revenue from related party, decreased by $1,000, from $1,065 for the three months ended September 30, 2015 to $65 for the three months ended September 30, 2016. This decrease is primarily attributable to a commercial license granted to Dimension in August 2015, carrying an up-front fee of $1,000. We did not grant any commercial licenses during the three months ended September 30, 2016.

Research and Development Expense. Research and development expenses increased by $6,896, from $5,664 for the three months ended September 30, 2015 to $12,560 for the three months ended September 30, 2016. This increase is primarily attributable to the following:

•

an increase of $2,081 for externally sourced preclinical research and development services related to our internal product candidates and the advancement of our technology and other potential product candidates;

•

an increase of $1,714 for personnel costs as a result of increased employee headcount and stock-based compensation, as well as recruiting costs associated with the hiring of key research and development personnel;

•	an increase of $998 for clinical trial activities primarily associated with RGX-501;
•	an increase of $959 for externally sourced manufacturing process development and manufacturing of material for clinical trials related to RGX-501, RGX-314, RGX-111 and RGX-121; and
•	an increase of $561 for consulting and other professional services related to preclinical, manufacturing, clinical and regulatory activities.

General and Administrative Expense. General and administrative expenses increased by $3,633, from $2,567 for the three months ended September 30, 2015 to $6,200 for the three months ended September 30, 2016. This increase is primarily attributable to the following:

•

an increase of $2,320 for personnel costs as a result of increased employee headcount and stock-based compensation expense, as well as recruiting costs associated with the hiring of general corporate personnel;

•	an increase of $496 for professional fees related to legal, accounting and consulting services, including fees associated with directors and advisors;
•	an increase of $316 for facilities used by general and administrative personnel, as a result of increased employee headcount and leased office space; and
•	an increase of $155 for insurance expenses and other administrative fees as a result of general growth and operating as a public company.

Investment Income. Investment income increased by $499, from $15 for the three months ended September 30, 2015 to $514 for the three months ended September 30, 2016. This increase is attributable to significantly higher investments in marketable securities and money market mutual funds during the three months ended September 30, 2016 as a result of net cash proceeds received from the sale and issuance of common stock in our IPO.

Comparison of the Nine Months Ended September 30, 2016 and 2015

License Revenue. License revenue, including license revenue from related party, increased by $3, from $2,635 for the nine months ended September 30, 2015 to $2,638 for the nine months ended September 30, 2016. We recognized up-front license revenue of $2,000 for commercial licenses granted during each period.

Grant Revenue. Grant revenue decreased by $263, from $305 for the nine months ended September 30, 2015 to $42 for the nine months ended September 30, 2016. This decrease is attributable to significantly less research and development activities conducted under our grant award from the EU.

Research and Development Expense. Research and development expenses increased by $16,952, from $12,471 for the nine months ended September 30, 2015 to $29,423 for the nine months ended September 30, 2016. This increase is primarily attributable to the following:

•

an increase of $5,666 for personnel costs as a result of increased employee headcount and stock-based compensation, as well as recruiting costs associated with the hiring of key research and development personnel;

•

an increase of $3,745 for externally sourced preclinical research and development services related to our internal product candidates and the advancement of our technology and other potential product candidates;

•	an increase of $2,781 for clinical trial activities primarily associated with RGX-501;
•	an increase of $2,253 for externally sourced manufacturing process development and manufacturing of material for clinical trials related to RGX-501, RGX-314, RGX-111 and RGX-121; and
•	an increase of $1,835 for consulting and other professional services related to preclinical, manufacturing, clinical and regulatory activities.

General and Administrative Expense. General and administrative expenses increased by $10,177, from $7,671 for the nine months ended September 30, 2015 to $17,848 for the nine months ended September 30, 2016. This increase is primarily attributable to the following:

•

an increase of $7,154 for personnel costs as a result of increased employee headcount and stock-based compensation expense, as well as recruiting costs associated with the hiring of general corporate personnel;

•	an increase of $1,098 for professional fees related to legal, accounting and consulting services, including fees associated with directors and advisors;
•	an increase of $594 for facilities used by general and administrative personnel, as a result of increased employee headcount and leased office space; and
•	an increase of $576 for insurance expenses and other administrative fees as a result of general growth and operating as a public company.

Investment Income. Investment income increased by $1,489, from $23 for the nine months ended September 30, 2015 to $1,512 for the nine months ended September 30, 2016. This increase is attributable to significantly higher investments in marketable securities and money market mutual funds during the nine months ended September 30, 2016 as a result of net cash proceeds received from the sale and issuance of Series C convertible preferred stock (Series C Preferred Stock) and Series D convertible preferred stock (Series D Preferred Stock) prior to our IPO and from the sale and issuance of common stock in our IPO.

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

In September 2015, we completed our IPO whereby we sold 7,245 shares of common stock (inclusive of 945 shares of common stock sold pursuant to the full exercise of an option to purchase additional shares granted to the underwriters in connection with the offering) at a price of $22.00 per share. The aggregate net proceeds from the offering were $145,184, net of underwriting discounts and commissions and offering expenses payable by us. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 16,298 shares of common stock. As of September 30, 2016, we had cash, cash equivalents and marketable securities of $184,857. We believe that our cash, cash equivalents and marketable securities as of September 30, 2016 will enable us, with our development partners at Penn, to continue our Phase I/II clinical trial for RGX-501, file an IND in preparation for a Phase I clinical trial for RGX-314 and file INDs in preparation for Phase I/II clinical trials for RGX-111 and RGX-121, as well as fund our operating expenses and capital expenditure requirements into 2018.

We have incurred losses since our inception and, as of September 30, 2016, had an accumulated deficit of $94,979. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future. As a result, we may need additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Cash Flows

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(28,135)	$(18,072)
Net cash provided by (used in) investing activities	1,953	(19,459)
Net cash provided by financing activities	174	241,734
Net increase (decrease) in cash and cash equivalents	$(26,008)	$204,203

Operating Activities

Net cash used in operating activities increased by $10,063, from $18,072 for the nine months ended September 30, 2015, to $28,135 for the nine months ended September 30, 2016. This increase is primarily attributable to an increase in net loss during the nine months ended September 30, 2016, due largely to increased employee headcount and significant increases in research and development and general and administrative expenses. We expect operating expenses to continue to grow in 2016.

For the nine months ended September 30, 2016, our net cash used in operating activities of $28,135 consisted of a net loss of $43,359, offset by $6,775 in adjustments for non-cash items and changes in working capital of $8,449. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $5,031 and net amortization of premiums on marketable debt securities of $1,502. The change in working capital was primarily attributable to an increase in accounts payable and accrued expenses and other current liabilities of $8,186, a decrease in accounts receivable of $1,459 and an increase in deferred rent of $1,302, and was partially offset by an increase in prepaid expenses and other current assets of $2,300.

For the nine months ended September 30, 2015, our net cash used in operating activities of $18,072 consisted of a net loss of $17,635 and changes in working capital of $2,549, offset by $2,112 in adjustments for non-cash items. The change in working capital was primarily attributable to an increase in prepaid expenses of $1,372 and a decrease in related party payables of $3,446, and was partially offset by a decrease in accounts receivable of $1,277 and an increase in accounts payable and accrued expenses of $1,075. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $2,059.

Investing Activities

For the nine months ended September 30, 2016, net cash used in investing activities primarily consisted of $32,262 to purchase marketable securities and $3,714 to purchase property and equipment, offset by $38,154 in sales and maturities of marketable securities.

For the nine months ended September 30, 2015, net cash used in investing activities consisted of $19,065 to purchase marketable securities and $394 to purchase property and equipment.

Financing Activities

For the nine months ended September 30, 2016, net cash provided by financing activities consisted of $174 in proceeds received from the exercise of stock options.

For the nine months ended September 30, 2015, net cash provided by financing activities primarily consisted of $26,021 in net proceeds from the sale and issuance of Series C Preferred Stock, $67,998 in net proceeds from the sale and issuance of Series D Preferred Stock and $159,390 in gross proceeds from the sale and issuance of common stock in our IPO, which is partially offset by $11,775 of underwriting discounts and commissions and issuance costs paid by us as of September 30, 2015 as a result of the offering.

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

Based upon our current operating plan, we believe that our cash, cash equivalents and marketable securities as of September 30, 2016, will enable us, with our development partners at Penn, to continue our Phase I/II clinical trial for RGX-501, file an IND in preparation for a Phase I clinical trial for RGX-314 and file INDs in preparation for Phase I/II clinical trials for RGX-111 and RGX-121, as well as fund our operating expenses and capital expenditure requirements into 2018. We intend to devote the majority of our current capital to clinical development and regulatory approval of our internally developed product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the amount of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

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

We have entered into a number of short-term and long-term operating leases for office space in Rockville, Maryland, Gaithersburg, Maryland and New York, New York. As of September 30, 2016, future lease payments under operating leases were as follows:

		Less Than
		1 Year
		(remainder	Years	Years	More Than
	Total	of 2016)	1-3	3-5	5 Years
Future minimum lease payments	$8,523	$387	$3,226	$3,296	$1,614

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission (SEC).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For additional information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our exposure to market risk during the nine months ended September 30, 2016.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2016 that our disclosure controls and procedures were effective at a reasonable assurance level.

Remediation of Previously Disclosed Material Weaknesses

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016, management previously identified material weaknesses in our internal control over financial reporting. Based on management’s evaluation, these material weaknesses were remediated as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our RGX-501 clinical trial and other planned clinical trials, including for our other Lead Product Candidates, depends on our ability to recruit patients to participate as well as completion of required follow-up periods. If patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in products employing our vectors or our platform, the need and length of time required to discontinue other treatment or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. For example, due to the novel mechanism of RGX-501, we and the clinical trial sponsor, The Trustees of the University of Pennsylvania (Penn), have implemented a screening and clinical protocol that is innovative for HoFH clinical trials, including requiring the discontinuation of some current therapies for up to six months before treatment administration. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

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

Since inception, we have incurred substantial net losses. Our net losses for the nine months ended September 30, 2016, and the years ended December 31, 2015 and 2014, were $43.4 million, $22.8 million and $4.0 million, respectively. As of September 30, 2016, we had an accumulated deficit of $95.0 million. We historically have financed our operations primarily through private placements of our preferred stock and sublicensing rights to our NAV Technology Platform. We have devoted substantially all of our efforts to licensing our NAV Technology Platform and to research and development, including preclinical and planned clinical development of our product candidates, as well as to building out our team. Our only clinical program is RGX-501, the clinical trial for which is being conducted by our partners at Penn, and we expect that it could be several years, if ever, before we commercialize an internal product candidate. We license certain intellectual property related to our NAV Technology Platform to third parties. Our NAV Technology Licensees have multiple preclinical studies and clinical trials in progress. However, no NAV Technology Licensee has an approved or commercialized gene therapy product based on such licensing program. We expect to generate only limited revenue, if any, from our current NAV Technology Licensees and any future NAV Technology Licensees in the near term. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2016, our cash, cash equivalents and marketable securities were $184.9 million. We expect that our existing cash, cash equivalents and marketable securities will enable us, with our development partners at Penn, to continue our Phase I/II clinical trial for RGX-501, file an IND in preparation for a Phase I clinical trial for RGX-314 and file INDs in preparation for Phase I/II clinical trials for RGX-111 and RGX-121, as well as fund our operating expenses and capital expenditure requirements into 2018.

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

Our ability to generate revenue from product candidate sales depends on our ability, alone or with partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. All of our revenues to date have been from sublicensing our NAV Technology Platform, the sale of licensed reagents to third-parties for use in research and development and grant revenue generated through research and development grant programs offered by the U.S. federal government and the European Union. Grant revenue is expected to decrease in future periods, as all grants from the U.S. federal government have been completed and we expect to incur significantly less costs under the MeuSIX grant funded by the European Union. We are not currently seeking any further grant awards. We do not consider reagent sales a core aspect of our business model and we do not dedicate significant resources to sales efforts for reagents. Accordingly, future revenue from reagent sales is uncertain and may fluctuate significantly from period to period. We do not anticipate generating revenues from our and our NAV Technology Licensees’ product candidate sales for the next several years, if ever. Our ability to generate future revenues from product candidate sales depends heavily on our, or our NAV Technology Licensees’, success in:

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

We may in the future decide to partner or collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates. These relationships, or those like them, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Our ability to reach a definitive licensing agreement or collaboration agreement will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a variety of factors. If we license rights to product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate the licensed product candidates with our existing operations.

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

Because we rely on third parties, including contractors, to research, develop and manufacture our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, these provisions may be breached, and the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s independent discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may materially harm our business.

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

We currently have development, manufacturing and testing agreements with third parties to manufacture supplies of our product candidates. Our product candidates require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of biologics such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs. To date, no cGMP gene therapy manufacturing facility in the U.S. has received approval from the FDA for the manufacture of an approved gene therapy product, and, therefore, the timeframe required for us to obtain such approval is uncertain.

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

Any problems in our manufacturing process or the facilities with which we contract could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in third-party manufacturing processes or facilities also could restrict our ability to meet market demand for our products. Additionally, should our manufacturing agreements with third parties be terminated for any reason, there are a limited number of manufacturers who would be suitable replacements and it would take a significant amount of time to transition the manufacturing to a replacement.

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

We are highly dependent on members of our executive team, including, without limitation, Kenneth T. Mills, our Chief Executive Officer; Stephen Yoo, M.D., our Chief Medical Officer; Vittal Vasista, our Chief Financial Officer; Faraz Ali, our Chief Business Officer; Curran M. Simpson, our Senior Vice President, Technical Operations; and Patrick J. Christmas, our Senior Vice President, General Counsel; and scientific advisors, including, without limitation, James M. Wilson, M.D., Ph.D., our Chief Scientific Advisor; the loss of any of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We currently do not have “key person” insurance on any of our employees. The loss of the services of one or more of our current employees, consultants and advisors might impede the achievement of our research, development, licensing and commercialization objectives.

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

In December 2015, a proposal for a European Union Data Protection Regulation, intended to replace the current European Union Data Protection Directive and introduce new data protection requirements in the European Union as well as substantial fines for breaches of the data protection rules, was agreed upon between the European Parliament, the Council of the European Union and the European Commission. The European Union Data Protection Regulation was officially adopted in April 2016 and is expected to become applicable in May 2018. The European Union Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and harm our business, financial condition, results of operations and prospects.

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

Our product liability insurance coverage may not be adequate to cover all liabilities that we may incur. We anticipate that we will evaluate the need to increase our insurance coverage each time we commence a clinical trial and may from time to time purchase additional coverage for clinical trials. We may need to increase our product liability insurance coverage if we successfully commercialize any product candidates. Product liability insurance coverage is expensive and we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Our workers’ compensation insurance, which provides coverage for certain costs and expenses we may incur due to work-related injuries to our employees, may not provide adequate coverage against potential liabilities. We do not maintain insurance for toxic tort claims that may be asserted against us in connection with our storage or disposal of biologic, hazardous or radioactive materials.

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

We and our development partners, including our NAV Technology Licensees, third-party manufacturer and suppliers may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. Our operations and the operations of our third-party manufacturers and suppliers also produce hazardous waste products. Federal, state and local laws and regulations, and comparable foreign laws, govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

Additionally, in June 2016, a majority of United Kingdom (UK) voters voted for the UK to exit the European Union (Brexit). The timing and completion of Brexit is subject to judicial and parliamentary developments in the UK. The economic effects of Brexit will depend on any agreements the UK makes to retain access to European Union markets either during a transitional period or more permanently. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our future collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could harm our business. Further, Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets. Brexit is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which European Union laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

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

We are increasingly dependent upon information technology systems, infrastructure and data. Our computer systems may be vulnerable to service interruption or destruction, malicious intrusion and random attack. Security breaches pose a risk that sensitive data, including intellectual property, trade secrets or personal information may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our key business partners face similar risks, and a security breach of their systems could adversely affect our security posture. While we continue to invest in data protection and information technology, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm.

Our customers are concentrated and therefore the loss of a significant customer may harm our business.

We rely on third parties for aspects of our business. Our revenue for the nine months ended September 30, 2016 and the year ended December 31, 2015, consisted of license revenue, grant revenue and the sale of licensed reagents to third-parties for use in research and development. One customer accounted for approximately 69% of our total revenue for the nine months ended September 30, 2016. No other customer accounted for more than 10% of revenue for the nine months ended September 30, 2016. Three customers accounted for approximately 79% of our total revenue for the year ended December 31, 2015. No other customer accounted for more than 10% of revenue in 2015. Future license revenue is uncertain due to the contingent nature of our licenses granted to third-parties. We expect grant revenue to decrease in the future as we are not currently seeking any further grant awards. We do not consider reagent sales a core aspect of our business model and we do not dedicate significant resources to sales efforts for reagents. Accordingly, future revenue from sales of reagents is uncertain and may fluctuate significantly from period to period.

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

We are a party to intellectual property license agreements with Penn and GSK, each of which is important to our business, and other entities and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, development and commercialization timelines, milestone payments, royalties and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

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

We have registered trademarks with the USPTO for the mark “REGENXBIO” and the REGENXBIO logo. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be harmed. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could harm our financial condition or results of operations.

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

As of September 30, 2016, our executive officers, directors, holders of more than five percent of our capital stock and their respective affiliates beneficially owned 41.8% of our outstanding capital stock. Therefore, these stockholders may have the ability to influence us through their ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Substantial future sales of shares by existing stockholders, including pursuant to our equity incentive plans, or the perception that such sales may occur, could cause our stock price to decline.

If our existing stockholders, particularly our directors and executive officers and the entities and venture capital funds affiliated with our current and former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline. We had 26,475,379 outstanding shares of common stock as of September 30, 2016, 3,515,527 of which were beneficially owned by directors, executive officers and other affiliates and will be subject to volume and other limitations under Rule 144 under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

10.37*+	Employment Agreement effective as of August 18, 2016 between the Registrant and Patrick J. Christmas

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.

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

REGENXBIO Inc.

Dated: November 9, 2016	/s/ Kenneth T. Mills
Kenneth T. Mills
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2016	/s/ Vittal Vasista
Vittal Vasista
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

10.37*+	Employment Agreement effective as of August 18, 2016 between the Registrant and Patrick J. Christmas

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.

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