Form 10-Q/A
period 2016-06-30
REGENXBIO Inc.
filed 2016-12-23
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

REGENXBIO Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the “Original Filing”), filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2016, solely to revise Exhibit 10.36 (Third Amendment to License Agreement effective April 29, 2016 between the Registrant and The Trustees of the University of Pennsylvania) to the Original Filing to include certain portions of such exhibit in response to comments the Company received from the SEC in connection with the Company’s request for confidential treatment.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1, and because this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 at Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

This Amendment No. 1 should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Except as specifically noted above, this Amendment No. 1 does not modify or update disclosures in the Original Filing. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures.

PART II – OTHER INFORMATION

Item 6. Exhibits.

Exhibit	Description

3.1*	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

10.36†	Third Amendment to License Agreement effective April 29, 2016 between the Registrant and The Trustees of the University of Pennsylvania

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

*	Previously filed.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. These portions have been omitted and submitted separately to the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENXBIO Inc.

Dated: December 23, 2016	/s/ Kenneth T. Mills
Kenneth T. Mills
President and Chief Executive Officer (Principal Executive Officer)

Dated: December 23, 2016	/s/ Vittal Vasista
Vittal Vasista
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1*	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

10.36†	Third Amendment to License Agreement effective April 29, 2016 between the Registrant and The Trustees of the University of Pennsylvania

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

*	Previously filed.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. These portions have been omitted and submitted separately to the SEC.

4