Form 10-K
period 2016-12-31
REGENXBIO Inc.
filed 2017-03-07
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $169.9 million, based on the closing price of the registrant’s common stock on The NASDAQ Global Select Market on June 30, 2016 of $8.00 per share. For purposes of this disclosure, shares of common stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2017, there were 26,513,335 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2017 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We encourage you to read the discussion and analysis of our financial condition and our financial statements contained in this Annual Report on Form 10-K. We also encourage you to read Item 1A of Part I of this Annual Report on Form 10-K, entitled “Risk Factors,” which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part I of this report, other unknown or unpredictable factors also could affect our results. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

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

Overview

We are a leading clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. Our gene therapy product candidates are designed to deliver genes to cells to address genetic defects or to enable cells in the body to produce therapeutic proteins or antibodies that are intended to impact disease. Through a single administration, our gene therapy product candidates are designed to provide long-lasting effects, potentially significantly altering the course of disease and delivering improved patient outcomes.

Our product candidate RGX-314 is for the treatment of wet age-related macular degeneration (wet AMD), a leading cause of total and partial vision loss in the U.S., Europe and Japan. Our investigational new drug application (IND) for RGX-314 for the treatment of wet AMD became active in February 2017 and we expect to begin enrollment in a Phase I clinical trial by mid-2017.

Our product candidate RGX-501 is for the treatment of homozygous familial hypercholesterolemia (HoFH), a severe genetic disease characterized by premature and aggressive plaque buildup, life threatening coronary artery disease and aortic valve disease due to abnormalities in the function or expression of the low-density lipoprotein receptor. We, together with trial sponsor the University of Pennsylvania (Penn), began enrollment in the Phase I/II clinical trial for RGX-501 in March 2017 and we expect to provide an interim trial update in late 2017.

We are also developing product candidates to address the neurological symptoms of two severe genetic lysosomal storage diseases, Mucopolysaccharidosis Type I (MPS I) and Mucopolysaccharidosis Type II (MPS II). MPS I is caused by defects in the α-l-iduronidase (IDUA) gene and MPS II is caused by defects in the iduronate-2-sulfatase (IDS) gene, both of which encode for enzymes that are responsible for breakdown of cellular waste products. Deficiencies in these enzymes lead to a number of physical symptoms and patients with severe forms of these diseases also exhibit significant cognitive decline. We expect to file an IND for RGX-111, our product candidate for MPS I, in the first half of 2017 and expect to begin enrollment in a Phase I/II clinical trial in the second half of 2017. We expect to file an IND for RGX-121, our product candidate for MPS II, in mid-2017.

Our gene therapy product candidates deliver genes to cells using adeno-associated virus (AAV) vectors, which are non-replicating viral delivery vehicles that are not known to cause disease. Our product candidates all utilize viral vectors from our proprietary gene delivery platform, which we call our NAV Technology Platform. Our NAV Technology Platform consists of exclusive rights to AAV7, AAV8, AAV9, AAVrh10 and over 100 other novel AAV vectors (NAV Vectors). We currently have exclusive rights to over 100 patents and patent applications worldwide covering our NAV Vectors, including composition of matter claims for AAV7, AAV8, AAV9 and AAVrh10, as well as methods for their manufacture and therapeutic uses. We believe this patent portfolio forms a strong foundation for our current programs and with our ongoing research and development, we expect to continue to expand this robust patent portfolio.

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

In addition to our internal product development efforts, we also selectively license our NAV Vectors to other leading biotechnology companies, who we refer to as NAV Technology Licensees. Our NAV Technology Platform has been widely adopted and as of December 31, 2016, nine NAV Technology Licensees were developing over 20 product candidates using our NAV Vectors.

Our internal and partnered product development program pipeline is shown below.

Internally developed product candidates

Indication	Development Stage (Research / Preclinical / Clinical)	Anticipated Milestones
Retinal Diseases		
Wet age-related macular degeneration (wet AMD)	RGX–314	Begin enrollment in Phase I trial mid-2017
Metabolic Diseases		
▲ Homozygous familial hypercholesterolemia (HoFH)	RGX–501	Interim trial update in late 2017
Neurodegenerative Diseases		
▲★ Mucopolysaccharidosis Type I (MPS I)	RGX–111	IND submission 1H 2017, begin enrollment in Phase I/II trial 2H 2017
▲★ Mucopolysaccharidosis Type II (MPS II)	RGX–121	IND submission mid-2017

▲ Orphan Drug Designation

★ Rare Pediatric Disease Designation

NAV Technology Licensee product candidates

Target	Research: Indication	Research: NAV Licensee	Preclinical: Indication	Preclinical: NAV Licensee	Clinical: Indication	Clinical: NAV Licensee
Hematologic / liver	*Citrullinemia Type I*	Dimension	*Hemophilia A*	Shire	*Hemophilia B*	Dimension
	PKU	Dimension	*Hemophilia A*	Dimension / Bayer	*OTC Deficiency*	Dimension
	Wilson Disease	Dimension	*GSD1a*	Dimension	*Crigler-Najjar*	Audentes
					A1AT Deficiency	Adverum
Retina	*Achromatopsia*	Biogen				
	Choroideremia	Biogen				
CNS	*Undisclosed*	Voyager / Genzyme	*Undisclosed*	Voyager	*SMA*	AveXis
	MPS IIIA	Esteve			*MPS IIIA*	Lysogene
Muscle	*CPVT*	Audentes	*Pompe Disease*	Audentes		
	Undisclosed	Voyager / Genzyme	*XLMTM*	Audentes		
	Friedreich's Ataxia	Adverum

Our partnered development pipeline benefits from the disease-specific expertise of our NAV Technology Licensees. Our partnering strategy provides us the flexibility to sublicense development of treatments designed to address significant unmet medical needs, while remaining focused on our core programs and therapeutic areas internally. We believe that the broad applicability of our NAV Technology Platform and any clinical successes of the treatments utilizing NAV Vectors will create new internal and partnered pipeline opportunities.

Our company was formed from a successful collaboration that began in February 2009 between FoxKiser LLP, Penn and gene therapy pioneer James Wilson, M.D., Ph.D. As our team has grown, we have continued to build on our scientific foundation, adding depth in gene therapy and biotechnology leadership. Our management team includes leaders who are experienced in building and operating innovative healthcare ventures and have expert knowledge in the development of AAV gene therapy. We believe the strength of our team coupled with the depth of knowledge of our scientific founder and advisors position us to succeed in developing and bringing to market, independently or with our development partners, unique, best-in-class gene therapy treatments for a range of severe diseases with significant unmet medical needs.

Our Strategy

Our mission is to improve lives through the curative potential of gene therapy. We are seeking to develop, manufacture, commercialize and license product candidates across multiple therapeutic areas and target organs while continuing to expand our NAV Technology Platform. To achieve our mission, we are pursuing the following strategies:

•

Apply our proprietary, next generation AAV vector technology to develop in vivo gene therapies for patients. We believe in vivo gene therapy is an ideal treatment paradigm for monogenic diseases with sub-optimal or non-existent therapies because of its potential to correct an underlying genetic defect, rather than just treating a patient’s symptoms. In diseases not caused by a single gene defect, in vivo gene therapy has the potential to replace the need for frequent treatments by enabling the body to produce therapeutic proteins or antibodies consistently to impact the course of disease. We believe our NAV Technology Platform is proving to be a significant advancement over earlier AAV vectors in delivering these therapies. Based on data derived from third-party clinical studies and animal models using our NAV Vectors, we believe our NAV Technology Platform possesses unique, beneficial properties that are not seen in earlier generation AAVs. We believe that our NAV Technology Platform, which underpins our internal development programs and the programs of our NAV Technology Licensees, will enable us and our partners to develop best-in-class gene therapy candidates for a wide range of disease targets due to these unique properties.

•

Focus on rapidly advancing our internal lead proprietary development programs in retinal, metabolic and neurodegenerative diseases. Both wet AMD and HoFH are diseases with high unmet clinical need and current treatments that are sub-optimal. An IND to support a Phase I clinical trial to evaluate the effect of RGX-314 for the treatment of wet AMD is active and we expect to begin enrollment in a Phase I clinical trial for RGX-314 by mid-2017. We began enrollment in a Phase I/II clinical trial for RGX-501 for the treatment of HoFH in March 2017 and we expect to provide an interim trial update in late 2017. We expect to file an IND for RGX-111 for the treatment of MPS I in the first half of 2017 and expect to initiate a Phase I/II clinical trial for RGX-111 in the second half of 2017. If we are successful in achieving proof-of-concept in the Phase I/II clinical trials for these diseases, we will pursue registration trials and commercialization of such product candidates. In addition, we plan to progress our product development program for our RGX-121 program for the treatment of MPS II toward clinical trials and expect to file an IND for this program in mid-2017.

•

Establish gene therapy franchises in our current core therapeutic areas of retinal, metabolic and neurodegenerative diseases. After human proof-of-concept is achieved in a disease, we believe we will be able to apply what we have learned and use our NAV Technology Platform to more rapidly develop new product candidates for many similar diseases. Once an appropriate vector and route of administration for a particular disease type have been established, a new gene can be inserted into the appropriate vector and the established route of administration can be used for other similar diseases. To date, our strategy of focusing on retinal, metabolic and neurodegenerative diseases has been informed by significant animal, and in some cases human clinical, data that indicate specific NAV Vectors are particularly effective in the cells where these types of diseases manifest. Targeting tissues where diseases manifest is critical to impacting the course of diseases with our NAV gene therapy treatments (NAV Gene Therapy). This approach underpins our strategy for our neurodegenerative disease franchise, for example, where we expect to apply knowledge from IND-enabling studies of RGX-111 for MPS I to enable a potentially rapid follow-on IND filing for RGX-121, our MPS II program. We believe that this approach may also be applicable to metabolic and retinal diseases, as well as many other therapeutic areas, and will allow us to efficiently generate product candidates for diseases in and beyond our current areas of therapeutic focus.

•

Further grow the potential of our NAV Technology Platform through strategic in-licensing and sublicensing of new programs. We also plan to grow the potential of our NAV Technology Platform through licensing. For example, we plan to pursue in-licensing for programs we deem to be the most promising research programs using our NAV Vectors. We intend to continue to selectively sublicense our NAV Technology Platform for specific vector and indication combinations to additional NAV Technology Licensees. Strategic sublicensing allows us to maintain our internal product development focus in our core disease indications and therapeutic areas while still expanding the NAV Gene Therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform, and creating potential additional revenue.

•

Support the extension of the NAV Technology Platform in the expression of therapeutic proteins, antibodies and gene editing. Our treatment for wet AMD involves the novel, one-time administration of our NAV AAV8 vector encoding a gene for a monoclonal antibody fragment, which has the potential to enable a patient’s retinal cells to continuously produce therapeutic antibodies. Current standard of care for the treatment of wet AMD requires repetitive and inconvenient intraocular injections of marketed therapeutic proteins or antibodies, typically ranging from every four to eight weeks in frequency, to maintain efficacy. There are many diseases where existing standard of care involves frequent administration of marketed therapeutic proteins or antibodies and we believe there are other patient populations that would benefit from NAV-based treatments designed to enable different cells in the body of patients to produce therapeutic proteins or antibodies. In addition, it has been demonstrated by several researchers that our NAV Technology Platform can be efficiently adapted to deliver different genome editing components to address the specific treatment needs of many disease targets.  We may aim to invest in research and development in these areas or explore collaborations with strategic partners that have capabilities in the development of therapeutic antibodies, proteins and gene editing.

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

We believe that gene therapy has the potential to become a new and important class of treatment because it may offer the following benefits:

•

Ability to treat a broad range of diseases. Given the availability of the sequence of the entire human genome, it could be possible to design gene therapy to express or effect expression of any human protein whose presence, absence or activity causes disease. We believe gene therapy treatments can also be designed to enable the body to continuously produce therapeutic proteins or antibodies or be efficiently adapted to deliver different genome editing components to address the specific treatment needs of many disease targets.

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

Our NAV Gene Therapy Product Candidates

We have developed an internal pipeline of product candidates across the therapeutic areas of retinal, metabolic and neurodegenerative diseases. Below is a table summarizing our current internal development programs.

Retinal Diseases

We are developing applications of our NAV Technology Platform to treat inherited and acquired forms of retinal disease that can result in visual loss or complete blindness. The retina is the light-sensitive layer of cells that lines the inside of the eye and sends visual messages to the brain. The effects of retinal diseases are isolated to the eye, which we believe is an ideal target for gene therapy due to its immunoprivileged state, small size and relative physical isolation from the rest of the body. The molecular basis of many retinal diseases is becoming well-understood and many retinal diseases are monogenic diseases whose complementary deoxyribonucleic acid (DNA) has already been successfully cloned. Also, diagnosis of many forms of inherited blindness is becoming quicker and simpler due to improved research and application of technology to characterize the variable, unique patterns of different retinal diseases. We believe our NAV Gene Therapy may have improved profiles for achieving therapeutic efficacy where highly efficient gene delivery to the retina is required.

Third party studies reported early evidence of the safety and efficacy of subretinal injection of AAV2 in clinical trials for a retinal disease called Leber congenital amaurosis type 2 (LCA2). Other programs are studying the safety and efficacy profile of AAV2 to treat neovascularization in wet AMD. For LCA2, retinal function was restored by reconstituting gene function in the retinal pigment epithelium (RPE). However, for most retinal degeneration disorders, photoreceptor cells are the primary cell type involved and have historically been a more difficult cellular target in the retina for AAV gene therapy. We believe our NAV Technology Platform will be more efficient at gene delivery into many retinal cell types, particularly photoreceptor cells, than earlier generation AAV vectors such as AAV2. Data from mice, dogs and non-human primates suggests that, compared to other AAVs, NAV Vectors can safely and more effectively target a diverse set of retinal cells, including RPE cells and photoreceptors, when compared to other AAVs. For instance, in most retinal cells, NAV-mediated gene delivery reaches maximal levels of expression much sooner than AAV2-mediated delivery in these animal studies. Furthermore, in the same set of retinal cells, NAV Vectors achieve equivalent expression to AAV2 at a dose that is ten times less. Our NAV Technology Platform has been used successfully in a gene therapy approach in animal models of achromatopsia, LCA2, autosomal recessive retinitis pigmentosa, retinoschisis and wet AMD.

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

RGX-314 for the Treatment of Wet AMD

Overview of Wet AMD

Age-related macular degeneration (AMD) is a disease that results in diminution and eventual loss of central vision due to progressive damage to the macula. A subset of AMD patients have wet AMD, which is characterized by loss of vision due to excess blood vessel formation between two layers of cells in the retina. This excess blood vessel formation results in fluid leakage that can result in physical changes in the structure of the retina and changes in vision. As this process becomes more severe, blindness can result from scar formation due to hemorrhaging.

Wet AMD is a leading cause of total and partial vision loss in the U.S., Europe and Japan. Wet AMD consists of approximately 10% of all cases of AMD, but accounts for approximately 90% of the vision loss associated with AMD. As indicated by the name, the risk for developing AMD increases with age and we anticipate the diagnosis rate will continue to increase as the population continues to trend towards an aging population. In the U.S., the prevalence of wet AMD is estimated to be nearly 600,000 individuals and there may be over two million individuals living with wet AMD in the U.S., Europe and Japan combined. In developed countries, an estimated two-thirds of people with AMD have been diagnosed, of whom about two-thirds are treated.

Current Therapies for Wet AMD

Anti-vascular endothelial growth factor (VEGF) therapies have significantly changed the landscape for treatment of wet AMD. They have quickly become the standard of care due to their ability to either halt or significantly impede the loss of vision in the majority of patients with wet AMD. Currently, there are three VEGF inhibitors that are commonly used for the treatment of wet AMD. All of these therapies, however, require repetitive and inconvenient intraocular injections, typically ranging from every four to eight weeks in frequency, to maintain efficacy. Patients often experience vision loss with reduced frequency of treatment. Due to a variety of factors, including inconvenience and discomfort associated with frequent injections in the eye, patient compliance is a significant concern with anti-VEGF therapies.

We are aware of multiple gene therapy product candidates currently in development to address the unmet medical need described above for wet AMD by targeting VEGF inhibition using AAV2 as the gene therapy vector. We believe recently published clinical trials for wet AMD gene therapy illustrate the safety of the subretinal delivery approach and the potential to reduce injection frequency using gene therapy. We believe these data may also indicate that some patients may benefit from greater inhibition of VEGF activity and that utilizing NAV Technology could allow us to achieve better VEGF inhibition than our competitors using AAV2 to treat wet AMD.

RGX-314

RGX-314 is our product candidate for the treatment of wet AMD. RGX-314 is being developed as a novel, one-time subretinal treatment for wet AMD that includes the NAV AAV8 vector encoding a gene for a monoclonal antibody fragment. The expressed protein is designed to neutralize VEGF activity, modifying the pathway for formation of new leaky blood vessels and retinal fluid accumulation.

Planned Clinical Development of RGX-314

An IND to support the initiation of a dose-escalation Phase I clinical trial of subretinally delivered RGX-314 in the U.S. in patients with wet AMD became active in February 2017. We expect a Phase I clinical trial for RGX-314 to begin enrollment by mid-2017. The trial is an ascending dose design with three planned dose levels (3 × 10^9 genome copies (GC)/eye, 1 × 10^10 GC/eye, and 6 × 10^10 GC/eye). A formal safety assessment of each dose group will be conducted prior to dose escalation. The trial design calls for enrollment of up to 18 subjects who have a documented history of response to anti-VEGF therapies. Primary endpoints include adverse events, certain laboratory measures (including immunological parameters), evaluation of best-corrected visual acuity (BCVA), retinal fluid on spectral domain ocular coherence tomography (SD- OCT), expression of RGX-314 protein levels in aqueous fluid and other outcome measures. The primary purpose of the clinical trial is to evaluate the safety and tolerability of RGX-314 at 24 weeks after a single dose of RGX-314 administered by subretinal delivery. Following completion of the primary study period, it is expected that subjects will enter the follow-up period and will continue to be assessed until week 106 to assess long term safety and durability of effect. We submitted our RGX-314 protocol to the U.S. National Institutes of Health (NIH) Office of Biotechnology Activities’

Recombinant DNA Advisory Committee (the RAC) and in August 2016, it was determined by the NIH that additional RAC review was not required.

Preclinical Proof of Concept for RGX-314

Our RGX-314 product candidate was designed to optimize a vector candidate to have the potential to express high levels of anti-VEGF.  In order to evaluate the potential for RGX-314 for the treatment of wet AMD, the optimized RGX-314 product candidate was assessed in both mouse and non-human primate (NHP) models. Dose-dependent reduction of both the number of new retinal blood vessels and the incidence of retinal detachments related to exudation caused by vascular proliferation in the retina was also observed in two different VEGF-dependent animal models of wet AMD. In the study below, NHPs were injected subretinally with RGX-314 and expression of anti-VEGF was measured in the aqueous humor of treated animals. Ocular anti-VEGF protein expression was rapid in onset and levels remained consistent in all animals and doses tested, indicating the potential for consistent sustained expression of anti-VEGF after a one-time, subretinal administration of RGX-314.

(1)	Wielechowski et al. 2016 Poster session presented at the meeting of the American Society of Gene & Cell Therapy, Washington, DC

Other Retinal Disease Programs

In addition to our RGX-314 program, we have also funded, and plan to continue to fund, preclinical research on potential retinal disease product candidate programs that may become part of our internal product development pipeline. One such program is a research stage program for Retinitis Pigmentosa (RP). Retinitis pigmentosa (RP) is the most common inherited form of blindness, with an estimated 100,000 patients in the U.S. X-linked retinitis pigmentosa (XLRP) accounts for approximately 10% of RP, with 75% to 80% of XLRP cases due to mutations in the gene for retinitis pigmentosa GTPase regulator (RPGR). Mutations in RPGR are associated with a more severe form of the disease, causing early onset of disease, and a relatively fast progression. No therapies exist for RP beyond vitamin supplementation and sun protection, which may or may not slow disease progression.

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

The first clinical milestone of AAV-mediated liver gene therapy occurred in 2011 in a trial conducted at St. Jude Children’s Research Hospital for the treatment of hemophilia B using AAV8 in which some patients were able to discontinue prophylactic FIX injections. In 2016, the same group reported in a study update that the treatment was shown to be durable for over five years and that long-lasting efficacy results were reported in the patients treated. Subsequently, two additional groups have reported human proof-of-concept using AAV8-mediated gene therapy to deliver and express a gene in the liver for the treatment of hemophilia B.

Our academic collaborators have also demonstrated in a MPS I feline model that liver-directed IDUA gene delivery using AAV8 resulted in persistent, normal levels of IDUA in the blood. In most cases, the treatment also resulted in cross-correction (cells that are transduced with vector can release enzyme, which is taken up by non-transduced cells) in most tissues including complete resolution of disease pathology in some tissues normally not responsive to enzyme replacement therapy (ERT).

We intend to advance a pipeline of programs in certain metabolic diseases that will be enhanced by the benefits of NAV-mediated liver gene therapy. Our initial focus is on a severe lipid disorder, HoFH.

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

Current Therapies for HoFH

The current standard of care in HoFH focuses on early initiation of aggressive treatment because of the severe clinical effects of elevated LDL-C. Unfortunately, available treatment options are limited. Lipoprotein apheresis, a physical method of purging the plasma of LDL-C, requires weekly or biweekly treatment in order to maintain effect. The procedure is laborious, requiring frequent intravenous access that can be challenging, expensive and not readily available. Other available treatments include statins, a class of pharmaceuticals commonly used to lower cholesterol levels, cholesterol absorption inhibitors and other cholesterol lowering medications. The FDA has approved two drugs as add-on therapy specifically for HoFH: lomitapide and mipomersen. Both result in a reduction of LDL-C, but their use is associated with an array of adverse events that may affect tolerance and long-term adherence. These therapies do not provide a cure for the disease and their use is limited due to tolerability and drug availability. Despite the implementation of an aggressive multi-drug therapy approach, the LDL-C levels of HoFH patients remain elevated and mean life expectancy remains at approximately 32 years.

In July and August 2015, respectively, the European Commission and the FDA approved Repatha (Amgen) for the treatment of high cholesterol and HoFH, among other indications. In July 2015, the FDA also approved Praluent (Sanofi-Aventis) for the treatment of high cholesterol. In September 2015, the European Commission approved Praluent for adults with primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidaemia. Repatha and Praluent represent the first drug approvals in a new class of drug called PCSK9 inhibitors. PCSK9 inhibitors are designed to bind to a protein called PCSK9 and inhibit PCSK9 from binding to LDLR on the liver surface. In the absence of PCSK9, there is more LDLR on the surface of the liver to remove LDL-C from the blood. We believe that the emergence of PCSK9 inhibitors as therapy will increase the opportunity and awareness for the profile of RGX-501 by helping to identify more patients who may benefit from its product profile. A clinical trial evaluating a PCSK9 inhibitor demonstrated that its effectiveness relies on patients having functional LDLR. We believe that a substantial unmet medical need remains for the population of HoFH patients who are LDLR negative or severely deficient in LDLR function. We believe that RGX-501, by restoring or increasing LDLR function, may enhance the impact of PCSK9 inhibitors in the treatment of many patients with high cholesterol and as prescribers explore combination therapies. With all current therapies, even in combination, providing sub-optimal treatment for patients, a better solution is needed. We believe HoFH is a promising disease target for gene therapy.

RGX-501

RGX-501 is our product candidate for the treatment of HoFH, which is designed to use the AAV8 vector to deliver the human LDLR gene to liver cells. We believe that the liver is the preferred target organ for gene therapy of HoFH since LDLRs produced in the liver contribute to greater than 90% of the capture and breakdown of LDL, making the liver by far the most important LDLR producing organ. Additionally, the liver is also the only organ capable of excreting cholesterol from the body, a function that is critical to the maintenance of cholesterol balance. Finally, studies have shown that liver transplantation in HoFH patients corrects the disease, providing strong support that correction of hepatic LDL receptor activity by gene therapy is sufficient for metabolic correction of the disease.

We have received orphan drug product designation from the FDA for RGX-501.

Planned Clinical Development of RGX-501

Enrollment in the Phase I/II clinical trial of intravenously administered RGX-501 in the U.S. in patients with HoFH began in March 2017 and we expect to provide an interim trial update in late 2017. The trial is a single ascending dose design with a formal safety assessment of the lower dose group prior to dose escalation. The trial design calls for enrollment of up to 12 subjects and is intended to be a single center study. The primary endpoint is a safety assessment. The secondary endpoints are reduction in LDL-C and other outcome measures. Based on previous clinical trials and recent approvals in HoFH, we believe reduction in LDL-C is an endpoint that is an acceptable measure on which regulatory approval could be based.

In March 2012, we received endorsement from the RAC for our RGX-501 protocol.

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

Other Metabolic Disease Programs

In addition to our RGX-501 program, we have also funded, and plan to continue to fund, preclinical research on potential metabolic disease product candidate programs and programs to address the systemic manifestations of a number of diseases that may become part of our internal product development pipeline. Our goal is to develop a gene therapy franchise in metabolic diseases, as well as explore further applications of NAV Technology. We have partnered with a number of leading academic institutions and will continue to seek partnerships with innovative institutions.

Neurodegenerative Diseases

We are focused on developing NAV Gene Therapy for treatments for diseases with significant unmet medical need that involve neurodegeneration in the brain and spinal cord—which together comprise the central nervous system (CNS). We believe our NAV Technology Platform has optimal features for gene delivery to the CNS. In addition, our programs involve novel strategies for improved delivery of NAV Gene Therapy treatments to the CNS that enhance our candidate profiles.

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

Additionally, one of our NAV Vectors, AAV9, has produced early evidence of potentially unique and beneficial properties for gene delivery in the CNS by having the ability to cross the blood-brain barrier. As a result, treatments may be delivered via intravenous injection to target the CNS. One of our NAV Technology Licensees is currently using this approach in a clinical trial for the treatment of spinal muscular atrophy (SMA) Type I, which has shown evidence of lower motor neuron transduction.

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

RGX-111

RGX-111 is our product candidate for the treatment of MPS I which is designed to use the AAV9 vector to deliver the human IDUA gene to the CNS. Delivery of the enzyme that is deficient within cells in the CNS could provide a permanent source of secreted IDUA beyond the blood-brain barrier, allowing for long-term cross-correction of cells throughout the CNS. This strategy could also provide rapid IDUA delivery to the brain, potentially preventing the progression of cognitive deficits that otherwise occurs in MPS I patients.

We have received orphan drug product designation and rare pediatric disease designation from the FDA for RGX-111.

Planned Clinical Development of RGX-111

We expect to file an IND in the first half of 2017 to support the initiation of a Phase I/II dose-escalation clinical trial of RGX-111 based gene delivery via CNS administration in the second half of 2017 in subjects with MPS I. The Phase I/II clinical trial currently being considered is expected to be a single ascending dose design with a formal safety assessment of the lower dose group prior to dose escalation. The trial design is expected to call for enrollment of approximately 10 adult subjects. The primary endpoint will be a safety assessment. The secondary and exploratory endpoints will be evaluation of biomarkers and clinical outcomes.

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

RGX-121

RGX-121 is our product candidate for the treatment of MPS II, which is designed to use the AAV9 vector to deliver the human IDS gene to the CNS. Delivery of the gene encoding the enzyme that is deficient within cells in the CNS could provide a permanent source of secreted IDS beyond the blood-brain barrier, allowing for long-term cross-correction of cells throughout the CNS. We believe this strategy could also provide rapid IDS delivery to the brain, potentially preventing the progression of cognitive deficits that otherwise occur in Hunter syndrome patients.

As noted above, this approach has been successfully used in the treatment of animal models of monogenic CNS diseases. Previously conducted studies of AAV9 directed gene therapy in the CNS with MPS I animal models have shown that AAV9 can successfully be used to achieve wide biodistribution within the CNS, robust expression of transgene product that benefits from cross-correction and overall acceptable safety profile. We believe these studies have validated the use of AAV9 in the development of CNS directed gene therapy products and that by using AAV9 for the development of both RGX-111 and RGX-121, we will be able to build upon the learnings and experience generated in our RGX-111 program to rapidly and efficiently focus our development efforts for RGX-121.

We have received orphan drug product designation and rare pediatric disease designation from the FDA for RGX-121.

Planned Clinical Development of RGX-121

We intend to file an IND in mid-2017 to support the initiation of an early phase dose-escalation clinical trial of RGX-121 based gene delivery via CNS administration in subjects with MPS II. The Phase I/II clinical trial currently being considered is expected to be a single ascending dose design with a formal safety assessment of the lower dose group prior to dose escalation. The trial design is expected to include approximately 10 subjects. The primary endpoint will be a safety assessment. The secondary and exploratory endpoints will be evaluation of biomarkers and clinical outcomes.

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

Other Neurodegenerative Disease Programs

In addition to our RGX-111 and RGX-121 programs, we have also funded, and plan to continue to fund, preclinical research on potential neurodegenerative disease product candidate programs that may become part of our internal product development pipeline. Our goal is to develop a gene therapy franchise in neurodegenerative diseases, as well as explore further applications of NAV Technology, and we believe there are a number of neurodegenerative diseases that may be addressable using a similar approach to our RGX-111 and RGX-121 programs. We have partnered with a number of leading academic institutions and will continue to seek partnerships with innovative institutions to remain at the leading edge of the gene therapy field.

Commercial Licenses to NAV Technology Licensees

We sublicense our NAV Technology Platform to third parties in order to develop and bring to market NAV Gene Therapy for a range of severe diseases with significant unmet medical needs. Sublicensing allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV Gene Therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform, and creating potential additional revenue. Each sublicense specifies the vector or vectors and disease indication or indications as well as whether the sublicense is exclusive or non-exclusive. In determining whether to sublicense, we first evaluate whether the disease indication is of interest to us in which case we may develop a therapeutic for the disease indication internally using our NAV Technology Platform. If it is not, we consider the size of the potential market and unmet need, competition, licensee development history and licensee’s ability to pay in evaluating whether to enter into a license agreement. As of December 31, 2016, we have granted 13 commercial licenses covering over 20 partnered product candidates in development by our NAV Technology Licensees, most under a license to specific NAV Vectors for specific indications. Our license agreements include upfront fees, annual maintenance fees, milestone fees based on licensee candidate progression, and low-single to low-double digit royalties on sales. Such royalties are subject to customary reductions, such as if the licensee must obtain a license from a third party to avoid infringement of such third party’s rights in order to exercise its rights under the license granted by us. We are obligated to make payments to our licensors with respect to the revenues we receive from our licensees for these sublicenses, in accordance with the terms of our agreements with our licensors.

As of December 31, 2016, our NAV Technology Licensees had five clinical stage programs using NAV Vectors. The chart below provides an overview of the development status of the programs of our NAV Technology Licensees.

NAV Technology Licensee product candidates

Target	Research: Indication	Research: NAV Licensee	Preclinical: Indication	Preclinical: NAV Licensee	Clinical: Indication	Clinical: NAV Licensee
Hematologic / liver	*Citrullinemia Type I*	Dimension	*Hemophilia A*	Shire	*Hemophilia B*	Dimension
	PKU	Dimension	*Hemophilia A*	Dimension / Bayer	*OTC Deficiency*	Dimension
	Wilson Disease	Dimension	*GSD1a*	Dimension	*Crigler-Najjar*	Audentes
					A1AT Deficiency	Adverum
Retina	*Achromatopsia*	Biogen				
	Choroideremia	Biogen				
CNS	*Undisclosed*	Voyager / Genzyme	*Undisclosed*	Voyager	*SMA*	AveXis
	MPS IIIA	Esteve			*MPS IIIA*	Lysogene
Muscle	*CPVT*	Audentes	*Pompe Disease*	Audentes		
	Undisclosed	Voyager / Genzyme	*XLMTM*	Audentes		
	Friedreich's Ataxia	Adverum

Process Development and Manufacturing

We believe that we have the internal capabilities and access to the resources necessary to enable us to successfully commercialize NAV Gene Therapy products following regulatory approval, if any, by developing scalable processes to manufacture such products efficiently and at commercial quantity.

AAV Vector Production

We believe that Dr. Wilson’s lab at Penn is among the leading centers in the world for the cloning, production and characterization of AAV vectors. Since our inception we have funded the research of Dr. Wilson relating to the development of manufacturing processes and the analytical characterization of NAV Vectors. In 2016, we invested in our internal capabilities and infrastructure to enable transfer of process development and analytical characterization activities from Penn, including build out and opening of our advanced manufacturing and analytics lab. Our internal team possesses deep knowledge of AAV characterization and production, as well as significant experience and expertise in scale-up, production, purification and formulation of biologics at large scale for early and late-stage development. We believe our capabilities and infrastructure will allow us to build on Dr. Wilson’s discoveries and will enable us to continue to be leaders in development of scalable, proprietary production methods for NAV Gene Therapy products.

We have also entered into agreements with multiple leading biologics contract manufacturing organizations (CMOs) for production of material under current Good Manufacturing Practice (cGMP) regulations to support our current and future clinical trials, as well as potential future commercialization of our product development programs. We select our CMOs based on capability, capacity and expertise, and we believe our CMOs are capable of meeting global regulatory standards for clinical and commercial material supply. We believe partnering with multiple leading CMOs provides us with flexibility and diversity in suppliers, as well as access to potential future capacity to accommodate the scale that may be required for future clinical trials and commercialization. In addition, we believe we have established a robust supply chain for our key raw materials to ensure both high quality standards and assurance of raw material supply as we advance our programs. We believe our management team retains significant expertise in managing a diverse network of CMOs and suppliers and that this expertise will enable us to execute on our manufacturing strategy in connection with our external partners.

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

Scientists at Penn discovered that in contrast to earlier generation AAV2, most NAV Vectors were released primarily into the medium of production cultures and not retained in the cell. Because this distribution occurs in the absence of cell lysis, the production culture medium represents a relatively pure source of NAV Vectors and a lower level of cellular contaminants that reduces the need for complicated purification steps. This method, for which we have licensed from Penn the exclusive patent rights, is high-yielding and versatile for the production of different NAV Vectors and has been demonstrated to scale into a cGMP setting with comparable yields and product quality.

Other Capabilities

We have prepared and characterized a proprietary HEK293 master cell bank and other components (plasmid DNA banks) required for clinical vector production. Our master cell bank and other components are being used by us and certain of our NAV Technology Licensees for the production of NAV Vectors under cGMP for use in clinical trials.

Gene Therapy Overview and History of Earlier Generation AAV

Historically, the primary challenge for gene therapy has been the delivery of genes into cells. Genes are made of DNA, which is a large, highly charged molecule that is difficult to transport across a cell membrane and deliver to the nucleus, where it can be transcribed and translated into protein. The genetic material needs to be delivered efficiently and to the desired target tissues and cell types, which will vary depending on the disease to be treated. Based on this need, scientists have designed and developed a variety of gene vectors in order to facilitate gene delivery in cells.

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

Higher Gene Expression

NAV Vectors have been shown to generate higher levels of gene expression in animals than earlier generation AAV vectors such as AAV2. In mice livers, one of our NAV Vectors, AAV8, produced levels of gene expression that were 10- to 100-fold higher than was achieved with AAV2. The figure below shows the contrast in the amount of gene expressed using the two vectors at the same dose.

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

Platform License Agreements and Other Licenses

Platform Licenses

We have exclusively licensed many of our rights in our NAV Technology Platform from Penn and GlaxoSmithKline LLC (GSK), which together we refer to as our Platform Licenses. We currently use our NAV Technology Platform to develop treatments for retinal, metabolic and neurodegenerative diseases. We also sublicense our NAV Technology Platform to third parties in order to develop and bring to market NAV Gene Therapy for a range of severe diseases with significant unmet medical needs outside of our core disease indications and therapeutic areas. For further information regarding our commercial sublicenses, please see “Commercial Licenses to NAV Technology Licensees” located elsewhere in this Annual Report on Form 10-K.

The Trustees of the University of Pennsylvania. In February 2009, we entered into an exclusive, worldwide license agreement with Penn for patent and other intellectual property rights relating to a gene therapy technology platform based on AAVs discovered at Penn in the laboratory of our Chief Scientific Advisor, James M. Wilson, M.D., Ph.D. This license was amended in September 2014 and April 2016. In February 2009, we also entered into a sponsored research agreement (SRA) with Penn (2009 SRA) under which we funded the nonclinical research of Dr. Wilson relating to AAV gene therapy and obtained an option to acquire an exclusive worldwide license in certain intellectual property created pursuant to such 2009 SRA. In December 2014, we entered into another sponsored research agreement with Penn funding related nonclinical research of Dr. Wilson (2014 SRA). We entered into an additional sponsored research agreement (2013 SRA) with Penn in November 2013 which was funded entirely by our NAV Technology Licensee, Dimension Therapeutics, Inc. (Dimension).

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

Prior to entering into the license agreement with us, Penn had previously entered into two license agreements with third parties with respect to certain of the licensed patents and patent applications. Our license from Penn is subject to those preexisting license grants. With respect to the first third party license granted by Penn, our license is non-exclusive with respect to the patents and patent applications licensed to the third party for so long as that preexisting license grant remains in effect and will become exclusive upon the expiration or termination of that existing license agreement. The pre-existing licenses also include a license agreement Penn entered into with GSK in May 2002 granting a license to certain patents and patent applications, of which we subsequently sublicensed certain rights to from GSK in March 2009. For further information regarding our GSK sublicense, please see “Platform License Agreements and Other Licenses—Platform Licenses—GlaxoSmithKline LLC” located elsewhere in this Annual Report on Form 10-K. Our license agreement with Penn provides that should the rights Penn licensed to GSK ever revert to Penn, such rights shall automatically be included in our license agreement with Penn.

The Penn license agreement, as amended, also provides us with a non-exclusive, worldwide license to use all data and information generated in the performance of clinical research relating to the RGX-501 clinical trial and all know-how that:

•	was developed by Dr. Wilson, or other Penn researchers working under his direct supervision at Penn; and
•	is related to the AAV technology platform discovered by Dr. Wilson prior to September 2014; or
•

is related to the AAV technology platform discovered by Dr. Wilson at Penn after September 2014 pursuant to the 2009 SRA, the 2014 SRA, the 2013 SRA or subsequent amendment to a sponsored research agreement; and

•	is owned by Penn; and
•	is necessary or useful for the practice of the licensed patent rights.

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

As of December 31, 2016, we have incurred expenses of $2.9 million to Penn under the license agreement, excluding the equity interest issued to Penn as upfront consideration at the inception of the agreement. There are no future potential milestones to be paid under the license agreement. Our Penn license agreement, as amended, will terminate with respect to licensed products in a field of use other than the treatment of familial hypercholesterolemia (FH) on a product-by-product and country-by-country basis on the date each particular licensed product ceases to be covered by at least one valid claim, issued or pending, under the licensed patent rights. With respect to licensed products for treating FH, our Penn license agreement, as amended, will terminate on a product-by-product and country-by-country basis on the later of (i) the date the licensed product for treating FH ceases to be infringed or covered by a valid claim, issued or pending, under the licensed patent rights, and (ii) seven years following the first sale of such licensed product for treating FH.  We can terminate this license agreement by giving Penn prior written notice. Penn has the right to terminate:

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

Under the current 2014 SRA, as amended, we fund research at Penn and pay certain intellectual property legal and filing expenses and receive the rights to the research results, if any. Under the Penn license agreement, as amended, and the 2014 SRA, as amended, all patentable inventions conceived, created, or conceived and reduced to practice pursuant to the 2014 SRA, together with patent rights represented by or issuing from the U.S. patents and patent applications, including provisional patent applications, automatically become exclusively licensed to us and all research results are automatically licensed to us as know-how. Under our 2014 SRA with Penn, as amended, we have agreed to fund research at Penn through 2020. We expect to seek to amend the SRA in order to continue to fund work and receive rights to the results of the research we fund at Penn.

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

As of December 31, 2016, we have incurred expenses of $5.1 million to GSK under the license agreement, excluding the equity interest issued to GSK as upfront consideration at the inception of the agreement, and no milestone payments have been made. Under our GSK license agreement, we are required to use commercially reasonable efforts to develop and commercialize licensed products. Our GSK license agreement will terminate upon the expiration, lapse, abandonment or invalidation of the last licensed claim to expire, lapse, become abandoned or unenforceable in all the countries of the world where the licensed patent rights existed. However, if no patent ever issues from patent rights licensed from GSK, this license agreement will terminate a specified number of years after the first commercial sale of the first licensed product in any country. We may terminate this license agreement for any reason upon a specified number of days’ written notice. GSK can terminate this license agreement if:

•	we are late in paying GSK any money due under the agreement and do not pay in full within a specified number of days of GSK’s written demand;
•	we materially breach the agreement and fail to cure within a specified number of days; or
•	we file for bankruptcy.

Other Licenses

Regents of the University of Minnesota. In November 2014, we entered into a license agreement with Regents of the University of Minnesota (Minnesota) for the exclusive rights to Minnesota’s undivided interest in intellectual property jointly owned by Minnesota and us relating to the delivery of AAV vectors to the central nervous system for MPS I and MPS II. This license was amended in November 2016.  Under this Minnesota license agreement, as amended, we receive an exclusive license under the licensed patent rights to make, have made, use, offer to sell or sell, offer to lease or lease, import or otherwise offer to dispose or dispose of products covered by the licensed patent rights in all fields of use in any country or territory in which a licensed patent has been issued and is unexpired or a licensed patent application is pending.

Under the terms of the Minnesota license agreement, as amended, we are obligated to pay Minnesota:

•	an upfront payment of $0.1 million;
•	up to $0.1 million in aggregate milestone payments per licensed product;
•	low-single digit royalty percentages on net sales of licensed products;
•	mid-single to low-double digit percentages of sublicense fees;
•	annual maintenance fees; and
•	patent-related maintenance expenses and fees.

We are obligated to achieve certain development performance milestones, each of which may be extended upon the payment of specified fees, related to our efforts to develop and commercialize products incorporating the licensed intellectual property.

As of December 31, 2016, we have incurred expenses of $0.2 million to Minnesota under the license agreement. This license agreement expires when there is no licensed patent or pending patent application in any country. Upon expiration, our license becomes a royalty-free, fully-paid up, perpetual, and irrevocable license. Minnesota may terminate the license agreement if we materially breach or materially fail to perform one or more of our obligations under the license agreement and we have not cured in full within a specified number of days after delivery of notice of default for payment or a specified number of days if the default relates to any other matter. Minnesota may terminate the license agreement if we become bankrupt or if we commence or maintain an action challenging any patent or patent application licensed under the license agreement. We may terminate the agreement if Minnesota materially breaches or materially fails to perform one or more of its duties under this agreement. We may terminate for any reason upon a specified number of days’ prior written notice but must pay an early termination fee.

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

As of December 31, 2016, our patent portfolio included the following licensed patents and patent applications relating to our novel AAV vectors:

•	One issued U.S. patent relating to AAV7 vectors and uses thereof, currently scheduled to expire in 2026, including patent term adjustment;
•	One granted European patent relating to AAV7 vectors and uses thereof, currently scheduled to expire in 2022;
•	Six issued U.S. patents relating to AAV8 vectors and uses thereof, which are currently scheduled to expire in 2022 to 2026, including patent term adjustment;
•	One granted European patent relating to AAV8 vectors and uses thereof, currently scheduled to expire in 2022;
•	One issued U.S. patent relating to AAV9 vectors and uses thereof, currently scheduled to expire in 2026, including patent term adjustment;
•	One granted European patent relating to AAV9 vectors and uses thereof, currently scheduled to expire in 2024;
•	One pending U.S. patent application relating to AAVrh10 vectors - any U.S. patent that issues from this pending patent application is currently scheduled to expire in 2022; and
•	One granted European patent relating to AAVrh10 vectors is currently scheduled to expire in 2022.

As of December 31, 2016, our licensed patent portfolio also included patents and patent applications relating to the following product candidates:

•	A U.S. patent relating to RGX-501 that is currently scheduled to expire in 2026, including patent term adjustment;
•

One International Patent application filed pursuant to the Patent Cooperation Treaty (PCT) relating to RGX-501; the expected expiration date of any U.S. patent and European patent that issues from this application would be 2036;

•

One International Patent application filed pursuant to the PCT and pending U.S. and European patent applications relating to RGX-111 and RGX-121; the expected expiration date of any U.S. patent and European patent that issues from these applications would be 2034.

•

Four pending U.S. provisional patent applications relating to RGX-111; upon conversion to a U.S. non-provisional application and/or International patent application, the expected expiration date of any U.S. patent and European patent that issues from these applications would be 2037;

•

Four pending U.S. provisional patent applications relating to RGX-121; upon conversion to a U.S. non-provisional application and/or International patent application, the expected expiration date of any U.S. patent and European patent that issues from these applications would be 2037; and

•

Two pending U.S. provisional patent applications relating to RGX-314; upon conversion to a U.S. non-provisional application and/or International patent application, the expected expiration date of any U.S. patent and European patent that issues from these applications would be 2037.

Except as indicated above, the anticipated expiration dates referred to above are without regard to potential patent term extension, patent term adjustment or other market exclusivity that may be available to us.

In addition to our licensed patents and patent applications relating to composition of matter protection for novel AAV vectors having AAV7 capsid, AAV8 capsid, AAV9 capsid, and AAVrh10 capsid, our licensed patent portfolio includes composition of matter claims for novel AAV vectors having AAV11 and AAV12 capsids; Rh.1 to Rh.38, Rh.40, Rh.43, Rh.48 to Rh.62, and Rh.64; Cy.1 to Cy.6 capsids; bb.1 and bb.2 capsids; Ch.1 to Ch.4 capsids; hu.1 to hu.4, hu.6, hu.7, hu.9 to hu.25, hu.27 to hu.29, hu.31, hu.32, hu.34,

hu.35, hu.37, hu.39 to hu.49, hu.51 to hu.58, hu.60 to hu.64, hu.66, and hu.67 capsids; pi.1 to pi.3 capsids; and AAV capsids that have amino acid sequences that are at least 95% identical to these capsids.

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
•

methods of manufacture of recombinant AAV, including patents and applications directed to scalable AAV production methods; methods of increasing the packaging yield, transduction efficiency, and gene transfer efficiency of an AAV, and methods of purification of viral vectors, such as AAV vectors.

We anticipate that our patent portfolio will continue to expand as a result of our sponsored research agreements with academic institutions, including the 2014 SRA with Penn where all patentable inventions conceived, created, or conceived and reduced to practice pursuant to the 2014 SRA, together with patent rights represented by or issuing from the U.S. patents and patent applications (including provisional patent applications) related thereto automatically become exclusively licensed to us under our existing licensing agreement with Penn and all research results are automatically non-exclusively licensed to us as know-how under that existing license agreement. We also anticipate further expansion of our patent portfolio through our commercial licenses to NAV Technology Licensees which grant us non-exclusive, worldwide, royalty-free, perpetual licenses to use and practice, subject to certain limitations, any patentable modifications or improvements developed by our licensees, their affiliates, or sublicensees to any vector that is the subject of a claim within the licensed patents. For further information regarding our commercial sublicenses, please see “Commercial Licenses to NAV Technology Licensees” located elsewhere in this Annual Report on Form 10-K.

Customers

Our revenue for the fiscal years ended December 31, 2016, 2015 and 2014 consisted of license revenue, reagent sales and grant revenue. Two customers, both of which were based in the U.S., accounted for approximately 68% of our total revenue for the year ended December 31, 2016. No other customer accounted for more than 15% of revenue in 2016. Three customers, two of which were based in the U.S. and one of which was based in Ireland, accounted for approximately 79% of our total revenue for the year ended December 31, 2015. No other customer accounted for more than 15% of revenue in 2015. Two customers, one of which was based in the U.S. and another which was based in the European Union, accounted for approximately 47% of our total revenue for the year ended December 31, 2014. No other customer accounted for more than 15% of revenue in 2014. Future license revenue is uncertain due to the contingent nature of our licenses granted to third-parties. We expect grant revenue to decrease in the future as we are not currently seeking any further grant awards. Future revenue is uncertain and may fluctuate significantly from period to period.

Research and Development

We are in the process of building a research and development organization that includes extensive expertise in AAV gene therapy and related scientific disciplines. We operate cross-functionally and are led by an experienced research and development management team. We use rigorous project management techniques to assist us in making disciplined strategic research and development program decisions and to help limit the risk profile of our product pipeline. We also access relevant market information and key opinion leaders in creating target product profiles when appropriate, as we advance our programs towards commercialization. We engage third parties to conduct portions of our preclinical research. In addition, we plan to utilize multiple clinical sites to conduct our clinical trials.

We incurred $45.5 million, $17.3 million and $5.0 million in research and development expenses in the years ended December 31, 2016, 2015 and 2014, respectively.

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

We are aware of several companies focused on developing gene therapies in various disease indications, including Abeona Therapeutics Inc., Applied Genetic Technologies Corporation, BioMarin Pharmaceutical Inc., bluebird bio, Inc., Genzyme Corporation (Genzyme), Sangamo BioSciences, Inc., Spark Therapeutics, Inc. and uniQure N.V. as well as several companies addressing other methods for modifying genes and regulating gene expression. Additionally, we have sublicensed our NAV Technology Platform for developing gene therapies in various disease indications to our NAV Technology Licensees. Not only must we compete with other companies that are focused on gene therapy products using earlier generation AAV technology and other gene therapy platforms, but any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future.

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

Government Regulation

In the U.S., biological products, including gene therapy products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act (FD&C Act), and the Public Health Service Act (PHS Act) and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. Applications to the FDA are required before conducting clinical testing of biological products, and each clinical study protocol for a gene therapy product is reviewed by the FDA and, in some instances, the NIH, through its RAC. FDA approval also must be obtained before marketing biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

Within the FDA, the Center for Biologics Evaluation and Research (CBER) regulates gene therapy products. CBER works closely with the NIH and its RAC, which makes recommendations to the NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical and societal issues related to proposed and ongoing gene therapy protocols. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy INDs. To date, the FDA has not approved any human gene therapy product for sale.

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

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practice (GTP), for the use of human cellular and tissue products;

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

U.S. Review and Approval Processes

After the completion of clinical studies of a biological product, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act (PREA), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers of pediatric requirements. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

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

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products, including precision drugs or biological products, that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. Also under the Fast Track program, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as Breakthrough Therapy designation, priority review, and accelerated approval. Under the Breakthrough Therapy program, products intended to treat a serious or life-threatening disease or condition may be eligible for the benefits of the Fast Track program when preliminary clinical evidence demonstrates that such product may have substantial improvement on one or more clinically significant endpoints over existing therapies. Additionally, FDA will seek to ensure the sponsor of a breakthrough therapy product receives timely advice and interactive communications to help the sponsor design and conduct a development program as efficiently as possible. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. Specific priority review programs exist for material threat medical countermeasures, rare pediatric diseases and tropical diseases. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review, in accordance with FDA guidance. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, Breakthrough Therapy designation, priority review and accelerated approval do not change the standards for approval. Rather, these programs are intended to expedite the development and approval process, but do not necessarily accomplish that intent.

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

The Patient Protection and Affordable Care Act (PPACA) signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

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
•

the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, PPACA contains provisions that may reduce the profitability of drug products, including, for example, increasing the minimum rebates owed by manufacturers under the Medicaid Drug Rebate Program, extending the rebate program to individuals enrolled in Medicaid managed care plans, addressing a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected and establishing annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

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

Employees

As of March 3, 2017, we employed 107 full-time employees, including 68 in research and development and 39 in executive, general and administrative functions. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our relationship with our employees to be good.

Corporate Information

We were originally formed on July 16, 2008 as ReGenX, LLC, a Delaware limited liability company, and we were subsequently renamed ReGenX Biosciences, LLC on December 22, 2009. On September 16, 2014, we underwent a corporate reorganization pursuant to which we were converted into a Delaware corporation under the name REGENXBIO Inc. Our principal offices are located at 9600 Blackwell Road, Suite 210, Rockville, MD 20850, and our telephone number is (240) 552-8181. Our website address is www.regenxbio.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. You should not rely on any such information in making your decision whether to purchase our common stock.

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

Our code of business conduct, corporate governance guidelines, other corporate policies and procedures, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through our website at www.regenxbio.com.

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

Risks Related to our NAV Technology Platform and the Development of Our Product Candidates

Our gene therapy product candidates are based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. No gene therapy product has been approved in the United States and only a few such products have been approved in the European Union.

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

In addition, the clinical trial requirements of the United States (U.S.) Food and Drug Administration (the FDA), the European Medicines Agency (the EMA) and other regulatory authorities and the criteria these regulators use to determine the quality, safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be significantly more expensive and take longer than for other, better known or more extensively studied product candidates. No gene therapy product has been approved in the U.S., and only a few gene therapy products, including uniQure N.V.’s Glybera and GlaxoSmithKline LLC’s (GSK’s) Strimvelis, have received marketing authorization from the European Commission. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the U.S. or the European Union or how long it will take to commercialize our product candidates. Furthermore, approvals by the European Commission may not be indicative of what the FDA may require for approval.

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

In the European Union, the EMA’s Committee for Advanced Therapies (CAT) is responsible for assessing the quality, safety and efficacy of advanced therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. The development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines, and the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

These regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate product revenue, and our business, financial condition, results of operations and prospects would be materially harmed.

Our business depends substantially on the success of RGX-111, RGX-121, RGX-314 and RGX-501 (collectively, our Lead Product Candidates). Of our Lead Product Candidates, RGX-314 and RGX-501 are our only clinical programs and RGX-111 and RGX-121 are still in preclinical development. If we are unable to obtain regulatory approval for, or successfully commercialize, our Lead Product Candidates or other future product candidates, our business will be materially harmed.

Our Lead Product Candidates are in the early stages of development and will require preclinical studies (in the case of RGX-111 and RGX-121), substantial clinical development and testing, manufacturing bridging studies and process validation and regulatory approval prior to commercialization. Successful continued development and ultimate regulatory approval of our Lead Product Candidates is critical for our future business success and our ability to generate product revenue. We have invested, and will continue to invest, a significant portion of our financial resources in the development of our Lead Product Candidates. We will need to raise sufficient funds for, and successfully complete, our planned preclinical and future clinical trials of our Lead Product Candidates in appropriate subjects. The future regulatory and commercial success of these product candidates is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources or patient availability to complete the necessary preclinical studies and clinical trials for our Lead Product Candidates;
•	we may not be able to provide evidence of quality, efficacy and safety for our Lead Product Candidates;
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
•

if approved for treatment of Mucopolysaccharidosis Type I (MPS I), Mucopolysaccharidosis Type II (MPS II), wet age-related macular degeneration (wet AMD) and homozygous familial hypercholesterolemia (HoFH), our Lead Product Candidates will likely compete with other treatments then available, including the off-label use of products already approved for marketing and other therapies currently available or which may be developed;

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

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our NAV Technology Platform. RGX-314 and RGX-501 are our only clinical programs and our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

If any of these events occur, we may be forced to abandon our development efforts for a program or for multiple programs, which would materially harm our business and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

We have tested only one of our viral vectors, or product candidates internally derived from these viral vectors, in our own clinical trials.

Gene therapy development has inherent risks. Only one of our internal product candidates has ever been used in a clinical trial and our Lead Product Candidates have limited preclinical results, if any, and we may experience unexpected results in the future. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates containing our proprietary vectors are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials.

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

We cannot be certain that any of our current or planned clinical trials will be successful, and any safety concerns observed in any one of our current or planned clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications. In addition, failure of one or more of our viral vectors, whether in our internally developed product candidates or those of our licensees, would impact the licensing of our NAV Technology Platform. Any such failure could materially harm our business, financial condition, results of operations and prospects.

Because we are developing product candidates for the treatment of certain diseases in which there is little clinical experience and we are using new endpoints or methodologies, there is increased risk that the FDA, the EMA or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results and that these results may be difficult to analyze.

During the FDA review process, we will need to identify success criteria and endpoints such that the FDA will be able to determine the clinical efficacy and safety profile of our product candidates. As we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. Further, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. The EMA and other regulatory authorities in the European Union and other countries may make similar comments with respect to these endpoints and data.

The results from our preclinical studies or clinical trials for our Lead Product Candidates may not support as broad a marketing approval as we seek, and the FDA, the EMA or other regulatory authorities may require us to conduct additional clinical trials or evaluate subjects for an additional follow-up period.

While we believe our Lead Product Candidates should be applicable for the treatment of patients with MPS I, MPS II, wet AMD and HoFH, the results from our preclinical and planned clinical trials may not support as broad of a marketing approval as we seek. Even if we obtain regulatory approval for our Lead Product Candidates, we may be required by the FDA, the EMA or other regulatory bodies to conduct additional clinical trials to support approval of our Lead Product Candidates for patients diagnosed with different mutations of the respective diseases to which our Lead Product Candidates relate. This could result in our experiencing significant increases in costs and substantial delays in obtaining, or never obtaining, marketing approval for our Lead Product Candidates to treat patients. The inability to market our Lead Product Candidates to treat patients for the intended indications would materially harm our business, financial condition, results of operations and prospects.

We may find it difficult to enroll patients in clinical trials, and this could delay or prevent us from proceeding with clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our RGX-314 and RGX-501 clinical trials and other planned clinical trials, including for RGX-111 and RGX-121, depends on our ability to recruit patients to participate as well as completion of required follow-up periods. If patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in products employing our vectors or our platform, the need and length of time required to discontinue other treatment or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. For example, due to the novel mechanism of our product candidates, we may implement a screening and clinical protocol that is innovative for gene therapy clinical trials, including requiring the discontinuation of some current therapies for a certain period of time before treatment administration. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

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

Our current product candidates are being developed to treat a variety of conditions, many of which are rare. We plan to seek marketing approvals worldwide. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA, the EMA or other regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely commencement and completion of preclinical and clinical development include:

•	delays in reaching a consensus with regulatory authorities on trial design;
•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	delays in opening clinical trial sites or obtaining required IRB or independent Ethics Committee approval at each clinical trial site;
•	delays in recruiting suitable subjects to participate in our clinical trials, including the RGX-314 and RGX-501 clinical trials;
•	imposition of a clinical hold by regulatory authorities as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites;
•	failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;
•	failure to perform in accordance with the FDA good clinical practice (GCP), or applicable regulatory guidelines in the European Union and other countries;
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

Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

Results from preclinical studies or early stage clinical trials are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. Our product candidates and our NAV Technology Licensees’ product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. The clinical trial process may fail to demonstrate that any of our product candidates or our NAV Technology Licensees’ product candidates are safe for humans and effective for indicated uses. This failure may cause us or the relevant NAV Technology Licensee to abandon the relevant product candidate, which could materially and adversely affect our business, financial condition, results of operations and prospects.

There is a high failure rate for drugs and biologic products proceeding through clinical trials. Many companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Our company has limited experience in designing clinical trials and we may be unable to design and execute a clinical trial to support regulatory approval. Any of these factors could materially and adversely affect our business, financial condition, results of operations and prospects.

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

As a result of these concerns, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates and may harm our business, financial condition and prospects significantly.

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy (REMS) to ensure that the benefits outweigh its risks. A REMS may include, among other things, a medication guide outlining the risks of the product for distribution to patients; a communication plan to health care practitioners; and elements to assure safe use, which can severely restrict the distribution of a product by, for example, requiring that health care providers receive particular training and obtain special certification prior to prescribing and dispensing the product, limiting the healthcare settings in which the product may be dispensed, and subjecting patients to monitoring and enrollment in a registry. If the FDA requires us to adopt a REMS for our products and we are unable to comply with its requirements, the FDA may deem our products to be misbranded and we may be subject to civil money penalties. The European Commission, the EMA and other regulatory authorities may, following grant of marketing authorization in their territory, impose similar obligations.

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

We may be unable to obtain orphan drug designation or exclusivity for some product candidates. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

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

Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.

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

Further, the regulatory authorities may require concurrent approval or the CE mark (a mandatory conformity assessment marking for certain products sold within the European Economic Area (EEA)) of a companion diagnostic device, since it may be necessary to use FDA-cleared or FDA-approved, or CE-marked, diagnostic tests or diagnostic tests approved by other comparable foreign regulatory authorities to diagnose patients or to assure the safe and effective use of our product candidates in trial subjects. FDA refers to such tests as in vitro companion diagnostic devices. The FDA has articulated a policy position that, when safe and effective use of a therapeutic product depends on a diagnostic device, the FDA generally will require approval or clearance of the companion diagnostic device at the same time that FDA approves the therapeutic product. The FDA’s guidance allows for two exceptions to the general rule of concurrent drug/device approval, namely, when the therapeutic product is intended to treat serious and life-threatening conditions for which no alternative exists, and when a serious safety issue arises for an approved therapeutic agent, and no FDA-cleared or FDA-approved companion diagnostic test is yet available. It is unclear how the FDA will apply this policy to our current or future gene therapy product candidates. Should the FDA deem genetic tests used for diagnosing patients for our therapies to be in vitro companion diagnostics requiring FDA clearance or approval, we may face significant delays or obstacles in obtaining approval of a BLA for our product candidates. In the European Union, companion diagnostics are subject to the EU Directive on in vitro diagnostic medical devices and its implementation in the EU Member States. The EU laws on in vitro diagnostics is currently under revision. In 2016, the European Council agreed to the final text for a new regulation on in vitro diagnostic medical devices. The new regulation is expected to become effective in May 2017. When it takes effect, the new regulation will provide stricter requirements for in vitro diagnostic medical devices and impose additional obligations on manufacturers of in vitro diagnostic medical devices that may impact the development and authorization of our product candidates in the European Union. For example, the regulation in the current version extends the requirement for performance assessment procedures and requires greater involvement of notified bodies in the development of in vitro diagnostic medical devices. This may result in additional regulatory and premarket requirements to market new in vitro diagnostic medical devices. Companies producing in vitro diagnostic medical devices will be required to have a responsible person to oversee regulatory compliance. In addition, the regulation may modify the risk classification of in vitro diagnostic medical devices in a manner that could increase the number of products classified in higher risk classes that are subject to stricter regulation.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory oversight.

Even if we obtain any regulatory approval for our product candidates, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates also may be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with the FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Equivalent rules apply in the European Union and other foreign countries.

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

Since inception, we have incurred substantial net losses. Our net losses for the years ended December 31, 2016, 2015 and 2014, were $63.0 million, $22.8 million and $4.0 million, respectively. As of December 31, 2016, we had an accumulated deficit of $114.6 million. We historically have financed our operations primarily through private placements of our preferred stock, our initial public offering (IPO), which closed on September 22, 2015, and sublicensing rights to our NAV Technology Platform. We have devoted substantially all of our efforts to licensing our NAV Technology Platform and to research and development, including preclinical and clinical development of our product candidates, as well as to building out our team. Our only clinical programs are RGX-314 and RGX-501, and we expect that it could be several years, if ever, before we commercialize an internal product candidate. We license certain intellectual property related to our NAV Technology Platform to third parties. Our NAV Technology Licensees have multiple preclinical studies and clinical trials in progress. However, no NAV Technology Licensee has an approved or commercialized gene therapy product based on such licensing program. We expect to generate only limited revenue, if any, from our current NAV Technology Licensees and any future NAV Technology Licensees in the near term. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	further develop our sublicensing activities and NAV Technology Platform;
•	continue our research studies and preclinical and clinical development of our internal product candidates, including our Lead Product Candidates;
•	initiate additional preclinical studies and clinical trials for our Lead Product Candidates and future product candidates, if any;
•	initiate additional activities relating to manufacturing, including building out additional laboratory and manufacturing capacity;
•	seek to identify additional product candidates;
•	prepare our BLA and MAA for our Lead Product Candidates and seek marketing approvals for any of our other product candidates that successfully complete clinical trials, if any;
•	expand our medical affairs efforts;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval, if any;
•	operate as a public company;
•	maintain, expand and protect our intellectual property portfolio; and
•	acquire or in-license other product candidates and technologies.

For us to become profitable, we and our NAV Technology Licensees must develop and eventually commercialize product candidates with significant market potential. This will require us and our NAV Technology Licensees to be successful in a range of business challenges, including expansion of the licensing of our NAV Technology Platform, completing preclinical studies of product candidates, commencing and completing clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

We may need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our licensing activities, product development efforts or other operations.

We expect to require substantial future capital in order to seek to broaden licensing of our NAV Technology Platform, complete the remaining research studies, preclinical and clinical development for our Lead Product Candidates and other future product candidates, if any, and potentially commercialize these product candidates. We expect our spending levels to increase in connection with our preclinical and clinical trials, if any, of our Lead Product Candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

Our operations have consumed significant amounts of cash since inception. As of December 31, 2016, our cash, cash equivalents and marketable securities were $159.0 million. We expect that our cash, cash equivalents and marketable securities as of December 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements through mid-to-late 2018, based on our current business plan.

Our future capital requirements will depend on many factors, including:

•	the timing of enrollment, commencement and completion of our clinical trials, including our clinical trials for RGX-314 and RGX-501;
•	the results of our clinical trials, including clinical trials for RGX-314 and RGX-501;
•	the results of our preclinical studies for our internal product candidates and any subsequent clinical trials;
•	our planned expansion of the licensing of our NAV Technology Platform;
•	the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials, if any, for our internal product candidates;
•	the costs associated with building out additional laboratory and manufacturing capacity, if any;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	our current licensing agreements or collaborations remaining in effect;
•	our ability to establish and maintain additional licensing agreements or collaborations on favorable terms, if at all;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the costs associated with being a public company.

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

Our ability to generate revenue from our NAV Technology Platform sublicensing depends on the acceptance by third parties of our NAV Technology Platform as their primary gene therapy technology and our ability to market and license our technology platform. We do not anticipate generating revenues from product sales for the next several years, if ever, as described elsewhere in these risk factors and anticipate generating only limited revenue from our NAV Technology Platform sublicensing in the near future. To date, a significant portion of our revenues have been generated from the sublicensing of rights to our NAV Technology Platform. Our ability to generate future revenues from our NAV Technology Platform sublicensing depends on many factors, including:

•	our NAV Technology Licensees successfully developing gene therapy products using our NAV Technology Platform;
•	obtaining and maintaining market acceptance of our NAV Technology Platform as a primary gene therapy technology;
•	maintaining our licensing agreements with our licensor partners, including GSK and The Trustees of the University of Pennsylvania (together with the University of Pennsylvania, Penn);
•	addressing any competing technological and market developments;
•	implementing additional internal systems and infrastructure, as needed;
•	negotiating favorable terms in any licensing or other arrangements into which we may enter and performing our obligations in such agreements;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	avoiding and defending against third-party interference, infringement and other intellectual property related claims; and
•	attracting, hiring and retaining qualified personnel.

We have never generated revenue from product candidate sales and have only generated limited revenue from reagent sales.

Our ability to generate revenue from product candidate sales depends on our ability, alone or with partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. All of our revenues to date have been from sublicensing our NAV Technology Platform, the sale of licensed reagents to third-parties for use in research and development and grant revenue generated through research and development grant programs offered by the U.S. federal government and the European Union. Grant revenue is expected to decrease in future periods, as all grants from the U.S. federal government have been completed and we expect to incur significantly less costs under the MeuSIX grant funded by the European Union. We are not currently seeking any further grant awards and do not dedicate significant resources to sales efforts for reagents. Accordingly, future revenue from reagent sales is uncertain and may fluctuate significantly from period to period. We do not anticipate generating revenues from our and our NAV Technology Licensees’ product candidate sales for the next several years, if ever. Our ability to generate future revenues from product candidate sales depends heavily on our, or our NAV Technology Licensees’, success in:

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

We are an emerging clinical-stage company formed in July 2008. Our operations to date have predominantly focused on organizing and staffing our company, business planning, raising capital, acquiring our technology, administering and expanding our NAV Technology Platform sublicensing, identifying potential product candidates, undertaking research, preclinical studies and clinical trials of our product candidates and establishing licensing arrangements and collaborations. We have not yet demonstrated the ability to continue expansion of our NAV Technology Platform sublicensing efforts, complete and report clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We are transitioning from a company with a licensing and research focus to a company that is also capable of supporting clinical development activities and we may need to transition to supporting commercial activities in the future. We may not be successful in these transitions.

The preparation of our financial statements requires significant interpretations, estimates and judgements. Disagreements with respect to these interpretations, estimates and judgements by the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB) or various other bodies could result in the restatement of our financial statements or other potential adverse effects.

We are subject to complex tax laws, regulations, accounting principles and interpretations thereof. The preparation of our financial statements requires us to interpret accounting principles and guidance and make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our interpretations, estimates and judgments are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for the preparation of our financial statements. U.S. generally accepted accounting principles are subject to interpretation by the SEC, the FASB and various other bodies formed to interpret and create appropriate accounting principles and guidance. In the event that one of these bodies disagrees with our accounting recognition, measurement or disclosure or any of our accounting interpretations, estimates or assumptions, it may have a significant effect on our reported results and may retroactively affect previously reported results. The need to restate our financial results could, among other potential adverse effects, result in us incurring substantial costs, affect our ability to timely file our periodic reports until such restatement is completed, divert the attention of our management and employees from managing our business, result in material changes to our historical and future financial results, result in investors losing confidence in our operating results, subject us to securities class action litigation, and cause our stock price to decline.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act (Section 404) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. When we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), our management report on internal control over financial reporting will need to be attested to by our independent registered public accounting firm. We do not expect to have our independent registered public accounting firm attest to our management report on internal control over financial reporting while we are an emerging growth company.

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

In connection with the audit of our financial statements as of and for the years ended December 31, 2014 and 2013, we previously identified two material weaknesses in our internal control over financial reporting. Efforts to remediate the previously identified material weaknesses have since been completed. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Efforts to remediate previously identified material weaknesses have been completed. However, the measures we have taken to date to remediate the material weaknesses, and any measures we may take in the future, may not be sufficient to identify or successfully remediate potential future material weaknesses. In addition, no independent registered public accounting firm has ever performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.

Risks Related to Third Parties

We rely primarily on a sponsored research agreement with Penn for our nonclinical research and development activities and a loss of this relationship or of the principal investigator for that nonclinical research, James M. Wilson, M.D., Ph.D., would materially harm our business.

In February 2009, we entered into an exclusive worldwide license agreement with Penn for patent and other intellectual property rights relating to a gene therapy technology platform based on certain novel recombinant AAV vectors discovered at Penn in the laboratory of our Chief Scientific Advisor, James M. Wilson. This license agreement has been amended from time to time. In February 2009, we also entered into a sponsored research agreement (the 2009 SRA) with Penn pursuant to which we fund the nonclinical research of Dr. Wilson relating to AAV gene therapy and obtain an option to acquire an exclusive worldwide license in certain intellectual property created pursuant to such 2009 SRA. In December 2014, we entered into another sponsored research agreement (the 2014 SRA) with Penn funding related nonclinical research of Dr. Wilson. The 2009 SRA and the 2014 SRA have each been amended from time to time.

Under the 2014 SRA, we fund nonclinical research at Penn and pay certain intellectual property legal and filing expenses and receive the rights to the research results. All patentable inventions conceived, created, or conceived and reduced to practice pursuant to the 2014 SRA, together with patent rights represented by or issuing from the U.S. patents and patent applications (including provisional patent applications) automatically become exclusively licensed to us under our existing licensing agreement with Penn and all research results are automatically licensed to us as know-how in our existing license agreement. Under our 2014 SRA with Penn, as amended, we have agreed to fund research at Penn through 2020. We expect to continue to amend the 2014 SRA in order to continue to fund work and receive rights to the results of the nonclinical research we fund at Penn. A loss of our relationship with Penn or Dr. Wilson could materially harm our business.

We rely on third parties to conduct certain aspects of our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We are dependent on third parties to conduct the clinical trials for RGX-501 and certain aspects of our clinical trials for other product candidates and, therefore, the timing of the initiation and completion of these trials may be controlled by such third parties and may occur on substantially different timing from our estimates. Specifically, we rely on Penn to conduct our Phase I/II clinical trial for RGX-501 and we may also rely on CROs, medical institutions, clinical investigators, consultants or other third parties to conduct our trials in accordance with our clinical protocols and regulatory requirements.

There is no guarantee that Penn or any other third party on which we rely for administration and conduct of our clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any such third party fails to meet expected deadlines, fails to adhere to our clinical protocols or otherwise performs in a substandard manner, our clinical trials may be extended, delayed, or terminated, which could materially harm our business. Additionally, if any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in our ongoing clinical trials unless we are able to transfer those subjects to another qualified clinical trial site. Furthermore, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized, which could result in substantial delays in our clinical trials and materially harm our business.

We have in the past, and in the future may, enter into licensing agreements or collaborations with third parties licensing parts of our NAV Technology Platform for the development of product candidates. If these licensing arrangements or collaborations are not successful, our business could be harmed.

We have entered into agreements involving the licensing of parts of our NAV Technology Platform and relating to the development and commercialization of certain product candidates and plan to enter into additional licensing agreements or collaborations in the future. We have limited control over the amount and timing of resources that our current and future licensees and collaborators, including our NAV Technology Licensees, dedicate to the development or commercialization of product candidates or of products utilizing licensed components of our NAV Technology Platform. Our ability to generate revenues from these arrangements will depend on our and our licensees’ and collaborators’ abilities to successfully perform the functions assigned to each of us in these arrangements. In addition, our licensees and collaborators have the ability to abandon research or development projects and terminate applicable agreements. Moreover, an unsuccessful outcome in any clinical trial for which our licensee or collaborator is responsible could be harmful to the public perception and prospects of our NAV Technology Platform or internal product candidates.

Any current or future licensing agreements or future collaborations we enter into may pose risks, including the following:

•	licensees or collaborators have significant discretion in determining the efforts and resources that they will apply to these licensing agreements or collaborations;
•	licensees or collaborators may not perform their obligations as expected;
•	the clinical trials conducted as part of these licensing agreements or collaborations may not be successful;
•	subjects in clinical trials undertaken by licensees or future collaborators, including our NAV Technology Licensees, may suffer adverse effects, including death;
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

•

licensees or collaborators may breach their reporting, payment, intellectual property or other obligations to us, which could prevent us from complying with our contractual obligations to GSK and Penn;

•

disagreements with licensees or collaborators, including disagreements over intellectual property and other proprietary rights, contract interpretation or the preferred course of development of any product candidates, may cause delays or termination of the research, development or commercialization of such product candidates, may lead to additional responsibilities for us with respect to such product candidates or may result in litigation or arbitration, any of which would be time-consuming and expensive;

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

If our licensing agreements or collaborations do not result in the successful development and commercialization of products, or if one of our licensees or collaborators terminates its agreement with us, we may not receive any future milestone or royalty payments, as applicable, under the license agreement or collaboration. If we do not receive the payments we expect under these agreements, our development of product candidates could be delayed and we may need additional resources to develop our product candidates. In addition, if one of our licensees or collaborators terminates its agreement with us, we may find it more difficult to attract new licensees or collaborators and the perception of us in the business and financial communities could be harmed. All of the risks relating to product development, regulatory approval and commercialization described in this filing with the SEC apply to the activities of our licensees and collaborators.

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

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we collaborate with, or may collaborate with in the future, will sometimes be granted rights to publish data arising out of such collaboration, provided that we are notified in advance and given the opportunity to delay publication for a limited time period in order for us to secure patent protection of intellectual property rights arising from the collaboration, in addition to the opportunity to remove confidential or trade secret information from any such publication. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and harm our business.

Risks Related to Manufacturing

Products intended for use in gene therapies are novel, complex and difficult to manufacture. We could experience production problems that result in delays in our development or commercialization programs, limit the supply of our products or otherwise harm our business.

We currently have development, manufacturing and testing agreements with third parties to manufacture supplies of our product candidates, in addition to our internal manufacturing laboratory. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of suppliers.

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

In addition, the FDA, the EMA and other comparable foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other comparable foreign regulatory authorities may require that we not distribute a lot until the competent authority authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay clinical trials or product launches which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

We also may encounter problems hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to operate our manufacturing process which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

Any problems in our manufacturing process or the facilities with which we contract could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in third-party manufacturing processes or facilities also could restrict our ability to meet market demand for our products. Additionally, should our manufacturing agreements with third parties be terminated for any reason, there may be a limited number of manufacturers who would be suitable replacements and it could take a significant amount of time to transition the manufacturing to a replacement.

Delays in obtaining regulatory approval of our manufacturing process or disruptions in our manufacturing process may delay or disrupt our commercialization efforts. To date, no cGMP gene therapy manufacturing facility in the U.S. has received approval from the FDA for the manufacture of an approved gene therapy product.

Before we can begin to commercially manufacture our product candidates in third-party or our own facilities, we must obtain regulatory approval from the FDA for the manufacturing process and facility. A manufacturing authorization must also be obtained from the appropriate European Union regulatory authorities. The timeframe required to obtain such approval or authorization is uncertain. In addition, we must pass a pre-approval inspection of our manufacturing facility by the FDA before any of our product candidates can obtain marketing approval, if ever. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any products that we may develop.

We currently rely and expect to continue to rely on third parties to conduct our product manufacturing, and these third parties may not perform satisfactorily.

We do not currently plan to independently manufacture most of the material for our planned preclinical and clinical programs. We currently rely, and expect to continue to rely, on third parties for the production of our preclinical study and planned clinical trial materials and, therefore, we can control only certain aspects of their activities.

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

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize future product candidates. Some of these events could be the basis for FDA, EMA or other regulatory authority action, including injunction, recall, seizure or total or partial suspension of product manufacture or manufacturing authorization.

Failure to comply with ongoing manufacturing regulatory requirements could cause us to suspend production or put in place costly or time-consuming remedial measures.

The regulatory authorities may, at any time following approval of a product for sale, audit the manufacturing facilities for such product. If any such inspection or audit identifies a failure to comply with applicable regulations, or if a violation of product specifications or applicable regulations occurs independent of such an inspection or audit, the relevant regulatory authority may require remedial measures that may be costly or time-consuming to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a manufacturing facility. Any such remedial measures imposed upon us or any of our third-party manufacturers could materially harm our business, financial condition, results of operations and prospects.

If we or any of our third party-manufacturers fail to comply with applicable cGMP regulations, the FDA and foreign regulatory authorities can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new product candidate or suspension or revocation of a pre-existing approval. Such an occurrence may cause our business, financial condition, results of operations and prospects to be materially harmed.

Additionally, if supply from a manufacturing facility is interrupted, there could be a significant disruption in commercial supply of our products. An alternative manufacturer would need to be qualified, through a supplement to its regulatory filing, which could result in further delay. The regulatory authorities also may require additional trials if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and could result in a delay in our desired clinical and commercial timelines.

Any contamination in our manufacturing process, shortages of raw materials or failure of any of our key suppliers to deliver necessary components could result in delays in our research studies, preclinical and clinical development or marketing schedules.

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

Gene therapy remains a novel technology, with no gene therapy product approved to date in the U.S. and only a few gene therapy products approved to date in the European Union. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would harm our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in other trials using other vectors. Serious adverse events related to clinical trials we conduct, clinical trials involving our NAV Technology Platform conducted by others or any gene therapy products, even if such adverse events are not ultimately attributable to the relevant product candidates or products, may result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

Even if we receive regulatory approval, we still may not be able to successfully commercialize our Lead Product Candidates or any future product candidate, and the revenue that we generate from any approved product’s sales, if any, could be limited.

Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting our products. From time to time, public sentiment may be more adverse to commercialization of gene therapy as a therapeutic technique. Even with the requisite approvals from the FDA, the EMA and other regulatory authorities, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our product candidates will depend on a number of factors, including:

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

Further, there are several factors that could contribute to making the actual number of patients who receive any products we develop less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. Further, the severity of the progression of a disease up to the time of treatment, especially in certain degenerative conditions such as MPS I, MPS II and wet AMD, will likely diminish the therapeutic benefit conferred by a gene therapy due to irreversible cell death. Lastly, certain patients’ immune systems might prohibit the successful delivery of certain gene therapy products to the target tissue, thereby limiting the treatment outcomes.

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

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. In the U.S., third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and government payors develop their coverage and reimbursement policies. Currently, no gene therapy product has been approved for coverage and reimbursement by the Centers for Medicare & Medicaid Services (CMS), the agency responsible for administering the Medicare program. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these types of products. Moreover, reimbursement agencies in the European Union may be more conservative than CMS. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

Outside the U.S., international operations generally are subject to extensive government price controls and other market regulations, and increasing emphasis on cost-containment initiatives in the European Union and other countries may put pricing pressure on us. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. It also can take a significant amount of time after approval of a product to secure pricing and reimbursement for such product in many counties outside the U.S. In general, the prices of medicines under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable product revenues.

Moreover, increasing efforts by government and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. Payors increasingly are considering new metrics as the basis for reimbursement rates, and the existing data for reimbursement based on some of these metrics is limited. Therefore, it may be difficult to project the impact of these evolving reimbursement metrics on the willingness of payors to cover candidate products that we or our partners are able to commercialize. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

Additionally, our Lead Product Candidates are designed to provide therapeutic benefit after a single administration and, therefore, the pricing and reimbursement of a single administration of our product candidates, if approved, must be adequate to support our commercial infrastructure. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be harmed. The manner and level at which reimbursement is provided for services related to our product candidates (e.g., for administration of our product to patients) is also important. Inadequate reimbursement for such services may lead to physician resistance and limit our ability to market or sell our products.

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

We are highly dependent on members of our executive team, the loss of any of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We currently do not have “key person” insurance on any of our employees. The loss of the services of one or more of our current employees, consultants and advisors might impede the achievement of our research, development, licensing and commercialization objectives.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA, the European Commission and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the U.S. and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

Healthcare legislative reform measures may materially harm our business and results of operations.

In the U.S., there have been, and continue to be, several legislative and regulatory initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (PPACA), was passed. PPACA made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the U.S.

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

Such changes in the regulatory environment may also result in changes to our payor mix that may affect our operations. While PPACA is expected to increase the number of persons with covered health benefits, we cannot accurately estimate the payment rates for any additional persons that are expected to be covered by health benefits. For example, PPACA’s expansion of Medicaid coverage could cause patients who otherwise would have selected private healthcare to participate in government sponsored healthcare programs, and Medicaid and other government programs typically reimburse providers at substantially lower rates than private payors. Our revenue may be adversely impacted if states pursue lower rates or cost-containment strategies as a result of any expansion of their existing Medicaid programs to include additional persons, particularly in states experiencing budget deficits. Exchanges created to facilitate coverage for new persons to be covered by health benefits may also place additional pricing pressure on all providers, regardless of payor. The full impact of many of the provisions under PPACA, or the rules adopted under PPACA, is unknown at this time. Furthermore, PPACA may be repealed or replaced with new regulations, and the full impact of any such repeal or replacement is unknown at this time. We cannot predict the ultimate content, timing or effect of any potential PPACA repeal or replacement or any other healthcare reform legislation, or the effect of such potential changes on our business.

Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, rules regarding fraud and abuse, and enforcement. Continued implementation of PPACA, or the repeal or replacement of PPACA, and the passage of additional laws and regulations may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program.

Other legislative changes have been proposed and adopted in the U.S. since PPACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction, or the Joint Committee, to recommend proposals in spending reductions to Congress. The Joint Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs, including Medicare payments. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payors will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures and thereby adversely affect our business, financial condition and results of operations.

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

The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most European Union Member States have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize any products for which we obtain marketing approval.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain the approval of the FDA, the European Commission or other regulatory authorities for any of our product candidates and begin commercializing those products in the U.S. or outside the U.S., our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal, state and foreign fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:

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

The collection and use of personal health data in the European Union, presently governed by the provisions of the Data Protection Directive, will be replaced with the General Data Protection Regulation (GDPR). The GDPR will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and using third party processors in connection with the processing of the personal data. The GDPR will also impose strict rules on the transfer of personal data out of the European Union to the U.S. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR will introduce substantial fines for breaches of the data protection rules. The GDPR was adopted in April 2016 and is expected to become enforceable in 2018. Once it is enforceable, the GDPR may increase our responsibility and liability in relation to personal data that we process. To comply with the new data protection rules imposed by the GDPR we may be required to put in place additional mechanisms ensuring compliance. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

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

Although we maintain product liability insurance coverage, this insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will evaluate the need to increase our insurance coverage each time we commence a clinical trial and may from time to time purchase additional coverage for clinical trials. We may need to increase our product liability insurance coverage if we successfully commercialize any product candidates. Insurance coverage is increasingly expensive and we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

If we, our development partners, including our NAV Technology Licensees, or our third-party manufacturers or suppliers fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could materially harm the success of our business.

We, our development partners, including our NAV Technology Licensees, and our third-party manufacturers and suppliers are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the generation, handling, use, storage, treatment, manufacture, transportation and disposal of, and exposure to, hazardous materials and wastes, as well as laws and regulations relating to occupational health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biologic and radioactive materials. Our operations and the operations of our development partners and third-party manufacturers and suppliers also produce hazardous waste products. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from the use of hazardous materials by us, our development partners or our third-party manufacturers or suppliers, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance for certain costs and expenses we may incur due to work-related injuries to our employees, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for toxic tort claims that may be asserted against us in connection with our storage or disposal of biologic, hazardous or radioactive materials.

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

Additionally, in June 2016, a majority of United Kingdom (UK) voters voted for the UK to exit the European Union (Brexit). The timing and completion of Brexit is subject to judicial and parliamentary developments in the UK. The economic effects of Brexit will depend on any agreements the UK makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets. Brexit is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which European Union laws to replace or replicate. Any of these effects of Brexit, and any other effects we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

We and third parties on which we rely may be harmed by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations or the operations of our third parties’ manufacturing or supply facilities and materially harm our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. Our third party manufacturing and supply facilities, as well as substantially all of our current supply of product candidates, are located in a small number of geographic locations, and should a natural disaster, power outage or other event occur that affects one of our third party manufacturing or supply facilities, manufacturing or supply delays may result should we need to transfer manufacturing or supply operations to another facility. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could materially harm our business, financial condition, results of operations and prospects.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our licensing and product development programs.

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

We rely on third parties for aspects of our business. Our revenue for the years ended December 31, 2016 and 2015, consisted of license revenue, grant revenue and the sale of licensed reagents to third-parties for use in research and development. Two customers accounted for approximately 68% of our total revenue for the year ended December 31, 2016. No other customer accounted for more than 10% of revenue for the year ended December 31, 2016. Three customers accounted for approximately 79% of our total revenue for the year ended December 31, 2015. No other customer accounted for more than 10% of revenue in 2015. Future license revenue is uncertain due to the contingent nature of our licenses granted to third-parties. We expect grant revenue to decrease in the future as we are not currently seeking any further grant awards. We do not dedicate significant resources to sales efforts for reagents and, accordingly, future revenue from sales of reagents is uncertain and may fluctuate significantly from period to period.

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

We are a party to intellectual property license agreements with GSK and Penn, each of which is important to our business, and other entities and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, development and commercialization timelines, milestone payments, royalties and other obligations on us. If we or our licensees fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

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

Even if the patent applications we license or may own in the future do issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Our competitors or other third parties may avail themselves of safe harbor under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments) to conduct research and clinical trials and may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.

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

We currently have rights to intellectual property, through licenses from third parties, to develop our product candidates. Because our programs may require the use of intellectual property or other proprietary rights held by third parties, the growth of our business may depend, in part, on our ability to acquire, in-license or use such intellectual property and proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes (and patents for such technology) or other intellectual property rights from third parties that we identify as necessary for our technology platform and product candidates. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

We sometimes collaborate with non-profit and academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Some of these institutions may provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration, and under our relationship with Penn, any patentable inventions developed under our 2014 SRA automatically accrue to our existing license with Penn. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

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

Filing, prosecuting and defending patents on our platform technology or product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. could be less extensive than those in the U.S. Although our license agreements with Penn and GSK grant us worldwide rights, certain of our in-licensed U.S. patent rights lack corresponding foreign patents or patent applications. For example, under our license agreement with the Regents of the University of Minnesota, our rights are limited to those countries and territories, including the U.S., in which a licensed patent has been issued and is unexpired or a licensed patent application is pending. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

The USPTO has issued a number of guidance memoranda to instruct USPTO examiners on the ramifications of the Prometheus and Myriad rulings and the application of the Myriad ruling to natural products and principles including all naturally occurring nucleic acids. The USPTO’s guidance may be further updated in view of developments in the case law and in response to public feedback. Patents for certain of our product candidates contain claims related to specific DNA sequences that are naturally occurring and, therefore, could be the subject of future challenges made by third parties. In addition, the recent USPTO guidance could make it impossible for us to pursue similar patent claims in patent applications we may prosecute in the future.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

•

we, or our current or future license partners or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;

•	we, or our current or future license partners or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•	it is possible that our pending licensed patent applications or those that we may own in the future will not lead to issued patents;
•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
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

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for holders of our common stock.

Our stock price is likely to be volatile. In recent years, the stock market in general, and the market for biotechnology or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares of our common stock at or above the price they paid for their shares. The market price of our common stock could be subject to wide fluctuations in response to various factors, many of which are beyond our control. These factors include those discussed elsewhere in this “Risk Factors” section and others such as:

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

In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert our management’s attention and resources, which could seriously harm our business, financial condition, results of operations and prospects.

Our quarterly operating results may fluctuate substantially, which may cause the price of our common stock to fluctuate substantially.

We expect our quarterly operating results to be subject to fluctuations. Our net income or loss and other operating results may be affected by numerous factors, including:

•	any variations in the level of expenses related to our NAV Technology Platform and Lead Product Candidates;
•	the addition or termination of any clinical trials;
•	any regulatory or clinical developments affecting our Lead Product Candidates, our other product candidates or our NAV Technology Licensees’ product candidates;
•	our execution of any collaborative, licensing or similar arrangements, including with our NAV Technology Licensees, and the timing of any payments we may make or receive under these arrangements; and
•	the nature and terms of any stock-based compensation grants and any intellectual property infringement lawsuits in which we may become involved.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. If additional analysts do not commence coverage of us, the trading price of our stock may decrease. Additionally, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may seek to raise additional capital through public or private equity offerings, debt financings, strategic partnerships, licensing arrangements or other means. We have an effective shelf registration statement on file with the SEC, which could allow us to access capital in a timely manner. To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. Any future debt financing may involve covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments or engage in certain merger, consolidation, or asset sale transactions. In addition, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or products or otherwise agree to terms unfavorable to us.

We have broad discretion in the use of our cash and cash equivalents and may not use them effectively.

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

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gain.

We have never declared or paid cash dividends on our capital stock, and we currently intend to retain all of our future earnings, if any, to finance the development and growth of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. Therefore, our stockholders are not likely to receive any dividends on our common stock for the foreseeable future or at all and their ability to receive a return on their investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our stockholders have purchased it.

Our executive officers, directors and principal stockholders own a significant percentage of our stock and maintain the ability to exert substantial influence over matters subject to stockholder approval.

As of December 31, 2016, our executive officers, directors, holders of more than five percent of our capital stock and their respective affiliates beneficially owned 50.8% of our outstanding capital stock. As a result, these stockholders may be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company with which our public stockholders disagree.

Substantial future sales of shares by existing stockholders, including pursuant to our equity incentive plans, or the perception that such sales may occur, could cause our stock price to decline, even if our business is performing well.

If our existing stockholders, particularly our directors and executive officers and the entities affiliated with our current and former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline. We had 26,476,629 outstanding shares of common stock as of December 31, 2016, 169,479 of which were beneficially owned by directors, executive officers and other affiliates and will be subject to volume and other limitations under Rule 144 under the Securities Act.

Shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended. Additionally, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC up to 169,479 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market, subject to Rule 144 transfer restrictions applicable to affiliates. We registered 5,057,458 shares of common stock held by certain of our stockholders in a registration statement on Form S-3 filed with the SEC on December 16, 2016 and declared effective as of January 6, 2017. Such stockholders are able to freely trade such shares of common stock. Furthermore, certain of our employees, directors, officers and affiliates may enter into Rule 10b5‑1 plans providing for transactions of our securities from time to time. Under a Rule 10b5‑1 plan, a broker executes trades pursuant to parameters established by the securityholder when entering into the plan, without further direction from the securityholder. A Rule 10b5‑1 plan may be amended or terminated in some circumstances. If any additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

An active trading market for our common stock may not be sustained.

Our shares of common stock began trading on The NASDAQ Global Select Market on September 17, 2015. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares may not continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares, or at all.

If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;
•	the assumption of additional indebtedness or contingent liabilities;
•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
•	the diversion of our management's attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
•

our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

We incur substantial costs as a result of operating as a public company, and our management is now required to devote substantial time to new compliance initiatives.

As a public company, we incur, and particularly after we are no longer an emerging growth company, we will incur further, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance as a public company.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. In an effort to achieve compliance with Section 404 within the prescribed period, we have incurred costs associated with the documentation and evaluation of our internal control over financial reporting. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to assess and document the adequacy of internal control over financial reporting. We will need to continue to improve our control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This continuous process is both costly and challenging and despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Provisions in our restated certificate of incorporation and amended and restated bylaws and under Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

Our restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. Among other things, these provisions:

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

Our restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

The forum selection clause in our restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us, our directors, officers or other employees. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

We are an emerging growth company and the reduced disclosure and governance requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

For as long as we continue to be an emerging growth company, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation on our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). Therefore, the information that we provide stockholders may be different than what is available with respect to other public companies.

Investors could find our common stock less attractive if we rely on these exemptions, which may make it more difficult for investors to compare our business with other companies in our industry. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, it may be difficult for us to raise additional capital as and when we need it. If we are unable to do so, our financial condition and results of operations could be materially harmed.

We will remain an emerging growth company until the earliest of: (1) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter; (2) the end of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year; (3) the date on which we issue more than $1 billion in non-convertible debt in a three-year period; or (4) December 31, 2020, the end of the fiscal year following the fifth anniversary of the completion of our initial public offering.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters are currently located in Rockville, Maryland. We occupy approximately 16,000 square feet of office space at this location under a lease that expires in September 2023, renewable for an additional five-year term. We also occupy space elsewhere in Rockville, Maryland under a single lease which includes approximately 11,000 square feet of office space expiring in October 2020, renewable for two additional three-year terms, and approximately 19,000 square feet of adjacent office and laboratory space expiring in March 2021, renewable to be coterminous with the adjacent office space under the lease. Additionally, we occupy approximately 3,865 square feet of office space in New York, New York under a lease that expires in October 2020. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

Year Ended December 31, 2016	High	Low
First quarter	$17.31	$8.50
Second quarter	$13.77	$7.71
Third quarter	$16.47	$7.07
Fourth quarter	$24.55	$13.61

Year Ended December 31, 2015	High	Low
Third quarter (beginning September 17, 2015)	$32.00	$17.51
Fourth quarter	$25.00	$13.77

On March 3, 2017, the last reported sale price for our common stock on The NASDAQ Global Select Market was $19.65 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between September 17, 2015 (the date of our initial public offering) and December 31, 2016, with the cumulative total return of (a) the NASDAQ Biotechnology Index (^NBI) and (b) the NASDAQ Composite Index (^IXIC), over the same period. This graph assumes the investment of $100 on September 17, 2015 in our common stock, the NASDAQ Biotechnology Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on September 17, 2015 of $30.45 per share as the initial value of our common stock and not the initial offering price to the public of $22.00 per share.

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

Holders

As of March 3, 2017 there were 22 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception. We do not plan to pay dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

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

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated September 16, 2015, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the Securities Act).

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes and other financial information included in this Annual Report on Form 10-K.

We derived the financial data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the financial data for the year ended December 31, 2013 and the balance sheet data as of December 31, 2014 and 2013 from our audited financial statements that are not included elsewhere in this Annual Report on Form 10-K.  Historical results are not necessarily indicative of the results to be expected in future periods.

	Years Ended December 31,
	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Operations and Comprehensive Loss Data:
Revenues
License revenue	$4,303	$5,025	$4,355	$1,055
License revenue from related party	—	2,000	220	2,700
Reagent sales	213	257	326	368
Grant revenue	73	306	1,219	1,964
Total revenues	4,589	7,588	6,120	6,087
Expenses
Costs of revenues
Licensing costs (including amounts to related parties)	861	1,405	885	151
Costs of reagent sales (including amounts to related parties)	98	98	122	173
Research and development (including amounts to related parties)	45,482	17,279	4,961	5,051
General and administrative (including amounts to related parties)	23,590	11,912	3,851	5,474
Other operating expenses (income)	(102)	31	(17)	14
Total operating expenses	69,929	30,725	9,802	10,863
Loss from operations	(65,340)	(23,137)	(3,682)	(4,776)
Other Income (Expense)
Investment income	1,938	346	—	—
Interest expense	—	(20)	(321)	(611)
Total other income (expense)	1,938	326	(321)	(611)
Loss before income taxes	(63,402)	(22,811)	(4,003)	(5,387)
Income Tax Benefit	435	—	—	—
Net loss	$(62,967)	$(22,811)	$(4,003)	$(5,387)
Basic and diluted net loss per common share	$(2.38)	$(2.59)	$(1.82)	$(2.50)
Weighted-average basic and diluted common shares	26,409	9,173	2,643	2,320

	December 31,
	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$24,840	$54,116	$1,121	$1,119
Marketable securities	134,126	162,251	—	—
Working capital (deficit)	83,702	113,809	(6,158)	(2,446)
Total assets	172,732	221,380	3,491	2,510
Total liabilities	10,995	4,572	9,189	4,653
Convertible preferred stock and preferred units	—	—	12,593	11,778
Common stock, Class A units and additional paid-in capital	276,357	269,147	10,518	10,885
Total stockholders’ and membersʼ equity (deficit)	161,737	216,808	(18,291)	(13,921)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. Our gene therapy product candidates are designed to deliver genes to cells to address genetic defects or to enable cells in the body to produce therapeutic proteins that are intended to impact disease. Through a single administration, our gene therapy product candidates are designed to provide long-lasting effects, potentially significantly altering the course of disease and delivering improved patient outcomes.

We currently plan to build internal gene therapy franchises in the retinal, metabolic and neurodegenerative therapeutic areas, and develop multiple product candidates in each area. Our lead product candidate RGX-314 is for the treatment of wet age-related macular degeneration (wet AMD), a leading cause of total and partial vision loss in the U.S., Europe and Japan. Our investigational new drug application (IND) for RGX-314 for the treatment of wet AMD became active in February 2017 and we expect to begin enrollment in a Phase I clinical trial by mid-2017.

In addition to RGX-314, we are developing product candidates in the metabolic and neurodegenerative therapeutic areas, including:

•

RGX-501: We are developing RGX-501 for the treatment of homozygous familial hypercholesterolemia (HoFH), a severe genetic disease characterized by premature and aggressive plaque buildup, life threatening coronary artery disease and aortic valve disease due to abnormalities in the function or expression of the low-density lipoprotein receptor. We, together with trial sponsor the University of Pennsylvania (Penn), began enrollment in the Phase I/II clinical trial for RGX-501 in March 2017 and we expect to provide an interim trial update in late 2017.

•

RGX-111: We are developing RGX-111 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type I (MPS I), a severe genetic lysosomal storage disease caused by deficiency of α-l-iduronidase (IDUA), an enzyme required for breakdown of cellular waste products. We expect to file an IND with the FDA for RGX-111 for the treatment of MPS I in the first half of 2017 and expect to begin enrollment in a Phase I/II clinical trial in the second half of 2017.

•

RGX-121: We are developing RGX-121 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type II (MPS II), a severe genetic lysosomal storage disease with a similar phenotype to MPS I. MPS II is caused by deficiency of iduronate-2-sulfatase (IDS), an enzyme that is also responsible for breakdown of cellular waste products. We expect to file an IND with the FDA for RGX-121 for the treatment of MPS II in mid-2017.

Our partnered development pipeline benefits from the disease-specific expertise of our NAV Technology Licensees. Our partnering strategy provides us the flexibility to sublicense development of treatments designed to address significant unmet medical needs, while remaining focused on our core programs and therapeutic areas internally. We believe that the broad applicability of our NAV Technology Platform and any clinical successes of the treatments utilizing NAV Vectors will create new internal and partnered pipeline opportunities.

On September 22, 2015, we closed our initial public offering (IPO) whereby we sold 7,245,000 shares of common stock (inclusive of 945,000 shares of common stock sold pursuant to the full exercise of an option to purchase additional shares granted to the underwriters in connection with the offering) at a price of $22.00 per share. The shares began trading on The NASDAQ Global Select Market on September 17, 2015. The aggregate net proceeds from the offering were $145.2 million, net of underwriting discounts and commissions and offering expenses payable by us. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 16,298,045 shares of common stock.

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

Grant Revenue

Grant revenue is generated through research and development grant programs offered by the United States (U.S.) federal government and the European Union (EU). As of December 31, 2016, all grants from the U.S. federal government have been completed. Grant revenue is expected to decrease in future periods as we expect to incur significantly less costs under the MeuSIX grant funded by the EU. We are not currently seeking any further grant awards.

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

We typically utilize our employee, consultant and infrastructure resources across our development programs. We do not allocate personnel costs, other internal costs or certain external consultant costs to specific product candidates or development programs.

We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	a Phase I clinical trial to evaluate the safety and efficacy of our RGX-314 program for the treatment of wet AMD;
•	a Phase I/II clinical trial to evaluate the safety and efficacy of our RGX-501 program for the treatment of HoFH;
•	preclinical research and development and clinical trials for our RGX-111 program for MPS I and our RGX-121 program for MPS II;
•	preclinical research and development for additional product candidates addressing other diseases in the retinal, metabolic and neurodegenerative therapeutic areas;
•	continued investment in advanced manufacturing analytics and process development activities; and
•	continued acquisition and manufacture of clinical trial materials in support of our anticipated clinical trials.

During the years ended December 31, 2016, 2015 and 2014, we incurred the following external research and development expenses:

•

$11.4 million, $5.7 million and $2.7 million, respectively, for preclinical research and development as well as grant activities related to our internal product candidates and the advancement of our technology and other potential product candidates;

•

$11.4 million, $4.9 million and $0.7 million, respectively, for the development of general manufacturing processes and the manufacturing of materials to be used in clinical trials for RGX-314, RGX-501, RGX-111 and RGX-121; and

•	$3.7 million, $0 and $0, respectively, for regulatory and clinical trial activities for RGX-314, RGX-501, RGX-111 and RGX-121.

The remainder of research and development expenses for the years ended December 31, 2016, 2015 and 2014 include personnel costs, consulting, laboratory expenses, overhead and other externally sourced research and development services which are not allocated to our programs.

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

Other Income (Expense)

Other income (expense) primarily includes investment income. Investment income primarily consists of interest income earned on cash equivalents and marketable securities. Cash equivalents are comprised of money market mutual funds and marketable securities are comprised of primarily corporate debt securities. Interest expense is related to previously outstanding borrowings from FoxKiser LLP (FoxKiser).

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

Our significant accounting policies are fully described in Note 2 to our financial statements appearing elsewhere in this Annual Report on Form 10-K. We believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

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

License revenue from a related party consists of license fees from licenses granted to Dimension Therapeutics, Inc. (Dimension) recognized prior to September 30, 2015. Since October 2013, we have granted Dimension a number of commercial licenses to our proprietary technology. In March 2015, we entered into a new option and license agreement with Dimension that grants Dimension options to exclusive commercial licenses for four new disease indications to be elected by Dimension. When elected, each option carries an option fee of $1.0 million payable to us upon exercise and annual maintenance fees of $0.1 million. Additionally, for each option exercised, Dimension is obligated to pay us up to $9.0 million upon their achievement of various substantive milestones, as well as mid to upper-single digit percentage royalties on net sales of licensed products and mid-single digit to low-double digit percentage sublicense fees, if any. In May, August and December 2015, Dimension exercised its first three options, respectively, under the agreement for total aggregate license option fees of $3.0 million. In accordance with our revenue recognition policy, the license fees were recognized in full upon the delivery of the license, as we have no further performance obligations under the agreements. As of September 30, 2015, we no longer consider Dimension to be a related party. Accordingly, license revenue from licenses granted to Dimension recognized subsequent to September 30, 2015 is no longer included in license revenue from related party in the statements of operations and comprehensive loss.

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

Examples of estimated accrued research and development expenses include fees paid to:

•	contract research organizations in connection with preclinical development and clinical studies;
•	contract manufacturing organizations and other vendors related to process development and manufacturing of materials for use in preclinical development and clinical studies; and
•	service providers for professional service fees such as consulting and other research and development related services.

Our understanding of the status and timing of services performed relative to the actual status and timing may vary and may result in us reporting changes in estimates in any particular period. To date, there have been no material differences from our estimates to the amount actually incurred.
Stock-Based Compensation

In June 2015, our Board of Directors adopted our 2015 Equity Incentive Plan (the 2015 Plan). The 2015 Plan replaces our 2014 Stock Plan (the 2014 Plan). Any options or awards outstanding under the 2014 Plan at the effective date of the 2015 Plan remained outstanding and effective. Our stock-based compensation expense relates solely to stock options and restricted stock units issued to employees, directors and non-employee advisors under the 2015 Plan and 2014 Plan.

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

The fair value of restricted stock units is determined based on the fair value of our common stock on the date of the grant.

Fair Value of Common Stock

In setting the exercise price of the stock options at each grant date, our Board of Directors or its compensation committee uses the estimated fair value of our common stock on the date of the grant. Prior to our IPO, there were significant assumptions and estimates required in determining the fair value of our common stock. Valuation estimates were prepared by management in accordance with the framework of the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, as well as through independent third-party valuations and were approved by our Board of Directors. Valuation estimates were based on a variety of factors including our financial position and historical financial performance, our stage of development, the valuations of comparable publicly traded companies, marketplace and macro-economic factors, the illiquid nature of our common stock, arm’s-length sales of our preferred equity securities, the rights and preferences of our preferred equity securities and the prospects of a liquidity event such as an IPO, among others. After the completion of our IPO in September 2015, the fair value of our common stock used to determine the exercise price and fair value of stock options and restricted stock units is based on the closing price of our common stock on the date of grant.

Income Taxes and Utilization of Net Operating Loss Carryforward

As of December 31, 2016, we had federal net operating loss (NOL) carryforwards of $66.4 million, U.S. state NOL carryforwards of $55.0 million and research and development credit carryforwards of $11.0 million which may be available to offset future income tax liabilities and expire at various dates beginning in 2034.

Under the provisions of the Internal Revenue Code, the NOL and credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have completed several financings since our inception, including our IPO, which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future.

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

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, including our NOL and credit carryforwards. Based on our history of operating losses, we believe that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2016 and 2015.

Recently Announced Accounting Pronouncements

See Note 2 “Recently Announced Accounting Pronouncements” in the notes to the financial statements appearing elsewhere in this Annual Report on Form 10-K for a full description of recent accounting pronouncements and the potential impact on our financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

	Years Ended December 31,
	2016	2015	Change
	(in thousands)
Revenues
License revenue	$4,303	$5,025	$(722)
License revenue from related party	—	2,000	(2,000)
Reagent sales	213	257	(44)
Grant revenue	73	306	(233)
Total revenues	4,589	7,588	(2,999)
Expenses
Costs of revenues
Licensing costs (including amounts to related parties)	861	1,405	(544)
Costs of reagent sales (including amounts to related parties)	98	98	—
Research and development (including amounts to related parties)	45,482	17,279	28,203
General and administrative (including amounts to related parties)	23,590	11,912	11,678
Other operating expenses (income)	(102)	31	(133)
Total operating expenses	69,929	30,725	39,204
Loss from operations	(65,340)	(23,137)	(42,203)
Other Income (Expense)
Investment income	1,938	346	1,592
Interest expense	—	(20)	20
Total other income (expense)	1,938	326	1,612
Loss before income taxes	(63,402)	(22,811)	(40,591)
Income Tax Benefit	435	—	435
Net loss	$(62,967)	$(22,811)	$(40,156)

License Revenue and License Revenue from Related Party. License revenue, including license revenue from related party, decreased by $2.7 million, from $7.0 million for the year ended December 31, 2015 to $4.3 million for the year ended December 31, 2016. This decrease is primarily attributable to fewer commercial licenses granted by us in 2016 than in 2015.

Grant Revenue. Grant revenue decreased by $0.2 million, from $0.3 million for the year ended December 31, 2015 to $0.1 million for the year ended December 31, 2016. This decrease is attributable to significantly less research and development activities conducted under our grant award from the EU. We are not currently seeking any further grant awards.

Licensing Costs. Licensing costs decreased by $0.5 million, from $1.4 million for the year ended December 31, 2015 to $0.9 million for the year ended December 31, 2016. This decrease is attributable to a decrease in sublicense fees payable to The Trustees of the University of Pennsylvania (Penn) and GlaxoSmithKline LLC (GSK), as a result of a $2.7 million decrease in license revenue recognized by us in 2016.

Research and Development Expense. Research and development expenses increased by $28.2 million, from $17.3 million for the year ended December 31, 2015 to $45.5 million for the year ended December 31, 2016. This increase is primarily attributable to the following:

•

an increase of $8.0 million for personnel costs as a result of increased employee headcount, including a $1.0 million increase in stock-based compensation expense, as well as recruiting costs associated with the hiring of key research and development personnel;

•	an increase of $6.6 million for externally sourced manufacturing process development and manufacturing of material for clinical trials related to RGX-501, RGX-314, RGX-111 and RGX-121;

•

an increase of $6.3 million for externally sourced preclinical research and development services related to our internal product candidates and the advancement of our technology and other potential product candidates;

•	an increase of $3.7 million for clinical trial activities primarily associated with RGX-501; and
•	an increase of $2.5 million for consulting and other professional services related to preclinical, manufacturing, clinical and regulatory activities.

General and Administrative Expense. General and administrative expenses increased by $11.7 million, from $11.9 million for the year ended December 31, 2015 to $23.6 million for the year ended December 31, 2016. This increase is primarily attributable to the following:

•

an increase of $8.4 million for personnel costs as a result of increased employee headcount, including a $3.1 million increase in stock-based compensation expense, as well as recruiting costs associated with the hiring of general corporate personnel;

•

an increase of $1.0 million for professional fees related to legal, accounting and advisory services, primarily attributable to commercial consulting services, investor and media relations and fees associated with directors;

•	an increase of $0.9 million for facilities, including depreciation expense, allocated to general and administrative personnel, as a result of increased employee headcount and leased office space; and
•	an increase of $0.5 million for insurance expenses as a result of general growth and operating as a public company.

Investment Income. Investment income increased by $1.6 million, from $0.3 million for the year ended December 31, 2015 to $1.9 million for the year ended December 31, 2016. This increase is attributable to significantly higher investments in marketable securities in 2016 as a result of net cash proceeds received in 2015 from the sale and issuance of Series C convertible preferred stock (Series C Preferred Stock) and Series D convertible preferred stock (Series D Preferred Stock) prior to our IPO and from the sale and issuance of common stock in our IPO.

Comparison of the Years Ended December 31, 2015 and 2014

	Years Ended December 31,
	2015	2014	Change
	(in thousands)
Revenues
License revenue	$5,025	$4,355	$670
License revenue from related party	2,000	220	1,780
Reagent sales	257	326	(69)
Grant revenue	306	1,219	(913)
Total revenues	7,588	6,120	1,468
Expenses
Costs of revenues
Licensing costs (including amounts to related parties)	1,405	885	520
Costs of reagent sales (including amounts to related parties)	98	122	(24)
Research and development (including amounts to related parties)	17,279	4,961	12,318
General and administrative (including amounts to related parties)	11,912	3,851	8,061
Other operating expenses (income)	31	(17)	48
Total operating expenses	30,725	9,802	20,923
Loss from operations	(23,137)	(3,682)	(19,455)
Other Income (Expense)
Investment income	346	—	346
Interest expense	(20)	(321)	301
Total other income (expense)	326	(321)	647
Loss before income taxes	(22,811)	(4,003)	(18,808)
Income Tax Benefit	—	—	—
Net loss	$(22,811)	$(4,003)	$(18,808)

License Revenue and License Revenue from Related Party. License revenue, including license revenue from related party, increased by $2.5 million, from $4.6 million for the year ended December 31, 2014 to $7.0 million for the year ended December 31, 2015. This increase in license revenue is primarily attributable to an increase in revenue recognized from up-front fees and option fees of $1.9 million driven by seven new commercial licenses granted by us in 2015, as well as an increase in milestone fees of $0.3 million and recurring annual maintenance fees of $0.3 million recognized for licenses granted prior to 2015. Commercial licenses granted in 2015 generally carried higher up-front fees than licenses granted in 2014.

Grant Revenue. Grant revenue decreased by $0.9 million, from $1.2 million for the year ended December 31, 2014 to $0.3 million for the year ended December 31, 2015. This decrease is primarily due to significantly less research and development activities conducted under our grant programs. As of January 2015, all grants awards from agencies of the U.S. federal government were completed. Additionally, we incurred significantly less reimbursable costs under our grant award from the EU.

Licensing Costs. Licensing costs increased by $0.5 million, from $0.9 million for the year ended December 31, 2014 to $1.4 million for the year ended December 31, 2015. This increase is attributable to an increase in sublicense fees payable to Penn and GSK, as a result of a $2.5 million increase in license revenue recognized by us in 2015.

Research and Development Expense. Research and development expenses increased by $12.3 million, from $5.0 million for the year ended December 31, 2014 to $17.3 million for the year ended December 31, 2015. This increase is primarily attributable to the following:

•

an increase of $7.7 million for externally sourced research and development, process development and manufacturing of material for clinical trials related primarily to RGX-111, RGX-121 and RGX-314; and

•

an increase of $3.9 million for personnel costs as a result of increased employee headcount and stock-based compensation, as well as recruiting costs associated with the hiring of key research and development personnel.

General and Administrative Expense. General and administrative expenses increased by $8.1 million, from $3.9 million for the year ended December 31, 2014 to $11.9 million for the year ended December 31, 2015. This increase is primarily attributable to the following:

•

an increase of $3.4 million for personnel costs as a result of increased employee headcount and stock-based compensation expense, as well as recruiting costs associated with the hiring of general corporate personnel;

•	an increase of $3.1 million for professional fees related to legal, accounting and consulting services, including fees associated with directors and advisors;
•	an increase of $0.3 million for travel expenses supporting general corporate activities, due largely to increased headcount;
•	an increase of $0.3 million for information technology expenses supporting general corporate activities; and
•	an increase of $0.3 million for insurance expenses as a result of general growth and operating as a public company.

Investment Income. Investment income increased by $0.3 million, from $0 for the year ended December 31, 2014 to $0.3 million for the year ended December 31, 2015. This increase is attributable to significantly higher investments in marketable securities in 2015 as a result of net cash proceeds received from the sale and issuance of Series C Preferred Stock and Series D Preferred Stock prior to our IPO and from the sale and issuance of common stock in our IPO.

Interest Expense. Interest expense decreased by $0.3 million, from $0.3 million for the year ended December 31, 2014 to less than $0.1 million for the year ended December 31, 2015. This decrease is attributable to the conversion of debt instruments outstanding with FoxKiser into Series C Preferred Stock in January 2015.

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

In January 2015, we completed the sale and issuance of 4,631,774 shares of Series C Preferred Stock, par value $0.0001 per share, at a per share price of $6.477 for aggregate gross proceeds of $30.0 million, including $26.2 million of cash proceeds and the conversion $3.8 million of debt by FoxKiser. In May 2015, we completed the sale and issuance of 7,366,849 shares of Series D Preferred Stock, par value $0.0001 per share, at a per share price of $9.5699 generating aggregate gross proceeds of $70.5 million.

In September 2015, we completed our IPO whereby we sold 7,245,000 shares of common stock (inclusive of 945,000 shares of common stock sold pursuant to the full exercise of an option to purchase additional shares granted to the underwriters in connection with the offering) at a price of $22.00 per share. The aggregate net proceeds from the offering were $145.2 million, net of underwriting discounts and commissions and offering expenses payable by us. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 16,298,045 shares of common stock. As of December 31, 2016, we had cash, cash equivalents and marketable securities of $159.0 million. We expect that our cash, cash equivalents and marketable securities as of December 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements through mid-to-late 2018, based on our current business plan.

We have incurred losses since our inception and, as of December 31, 2016, had an accumulated deficit of $114.8 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future. As a result, we will need additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(48,558)	$(22,515)	$(2,399)
Net cash provided by (used in) investing activities	19,163	(163,800)	—
Net cash provided by financing activities	119	239,310	2,401
Net increase (decrease) in cash and cash equivalents	$(29,276)	$52,995	$2

Operating Activities

Net cash used in operating activities increased by $26.0 million during the year ended December 31, 2016 from the year ended December 31, 2015. Net cash used in operating activities increased by $20.1 million during the year ended December 31, 2015 from the year ended December 31, 2014. These increases are primarily attributable to increased employee headcount and significant increases in research and development and general and administrative expenses.

For the year ended December 31, 2016, our net cash used in operating activities of $48.6 million consisted of a net loss of $63.0 million, offset by $9.2 million in adjustments for non-cash items and changes in working capital of $5.2 million. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $7.0 million and net amortization of premiums on marketable debt securities of $2.0 million. The change in working capital was primarily attributable to an increase in accounts payable and accrued expenses and other current liabilities of $4.1 million, an increase in deferred rent of $1.3 million and a decrease in accounts receivable of $1.1 million, and was partially offset by an increase in prepaid expenses and other current assets of $0.9 million. The increase in accounts payable and accrued expenses and other current liabilities is largely driven by accrued personnel costs, including bonuses, and manufacturing expenses for material to be used in clinical trials. The increase in deferred rent is largely driven by lease incentives recognized during 2016 for tenant improvement allowances at our office and laboratory facilities in Rockville, Maryland. The decrease in accounts receivable is largely driven by up-front commercial license fees recognized in the fourth quarter of 2015 which were not collected until 2016, and for which there were no receivables as of December 31, 2016.

For the year ended December 31, 2015, our net cash used in operating activities of $22.5 million consisted of a net loss of $22.8 million and changes in working capital of $3.0 million, offset by $3.3 million in adjustments for non-cash items. The change in working capital is primarily attributable to a decrease in related party payables of $3.8 million and an increase in prepaid expenses and other current assets of $1.8 million, and was partially offset by an increase in accounts payable and accrued expenses and other current liabilities of $2.8 million. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $2.9 million and net amortization of premiums on marketable debt securities of $0.3 million. The decrease in related party payables is primarily attributable to the conversion of outstanding service fees and debt to FoxKiser into Series C Preferred Stock in January 2015. The increases in prepaid expenses, accounts payable and accrued expenses and other current liabilities are primarily attributable to significant increases research and development and general and administrative expenses during the period.

For the year ended December 31, 2014, our net cash used in operating activities of $2.4 million consisted of a net loss of $4.0 million, offset by $0.5 million in adjustments for non-cash items and changes in working capital of $1.1 million. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $0.3 million. The change in working capital was primarily attributable to an increase in accounts payable and accrued expenses and other current liabilities of $0.8 million, an increase in service fees payable to FoxKiser and other related party payables of $1.0 million and an increase in advance payments of $0.2 million, partially offset by an increase in accounts receivable of $0.8 million.

Investing Activities

For the year ended December 31, 2016, net cash provided by investing activities primarily consisted of $72.6 million in sales and maturities of marketable securities, partially offset by $45.1 million to purchase marketable securities and $8.1 million to purchase property and equipment.

For the year ended December 31, 2015, net cash used in investing activities consisted of $163.3 million to purchase marketable securities and $0.5 million to purchase property and equipment.

We had no cash flows from investing activities for the year ended December 31, 2014.

Financing Activities

For the year ended December 31, 2016, net cash provided by financing activities primarily consisted of $0.2 million in proceeds received from the exercise of stock options issued to employees.

For the year ended December 31, 2015, net cash provided by financing activities primarily consisted of $26.0 million in net proceeds from the sale and issuance of Series C Preferred Stock, $68.0 million in net proceeds from the sale and issuance of Series D Preferred Stock and $145.2 million in net proceeds from the sale and issuance of common stock in our IPO.

For the year ended December 31, 2014, net cash provided by financing activities primarily consisted of $2.4 million in proceeds from promissory notes issued to FoxKiser.

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

We expect that our cash, cash equivalents and marketable securities as of December 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements through mid-to-late 2018, based on our current business plan. We intend to devote the majority of our current capital to clinical development and regulatory approval of our internally developed product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the amount of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

Our future capital requirements will depend on many factors, including:

•	the timing of enrollment, commencement and completion of our clinical trials, including our clinical trials for RGX-314 and RGX-501;
•	the results of our clinical trials, including clinical trials for RGX-314 and RGX-501;
•	the results of our preclinical studies for our internal product candidates and any subsequent clinical trials;
•	our planned expansion of the licensing of our NAV Technology Platform;
•	the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials, if any, for our internal product candidates;
•	the costs associated with building out additional laboratory and manufacturing capacity, if any;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	our current licensing agreements or collaborations remaining in effect;
•	our ability to establish and maintain additional licensing agreements or collaborations on favorable terms, if at all;

•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the costs associated with being a public company.

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

We have entered into a number of long-term operating leases for office and laboratory space in Rockville, Maryland and New York, New York. As of December 31, 2016, future lease payments under operating leases are as follows (in thousands):

		Less Than	Years	Years	More Than
	Total	1 Year	1-3	3-5	5 Years
Future minimum lease payments	$8,128	$1,589	$3,322	$2,267	$950

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our primary exposure to interest rate sensitivity results from the cash equivalents and marketable securities in our investment portfolio. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, significant changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2016, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $1.4 million.

Concentrations of Credit Risk

We deposit our cash with financial institutions that we consider to be of high credit quality and purchase marketable securities, which are generally investment grade, liquid, fixed income securities, and money market funds denominated in U.S. dollars. Our marketable securities consist primarily of corporate debt securities. We limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. Our investments in marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. A decline in the fair value below cost of available-for-sale securities that is deemed other-than-temporary is charged to results of operations, resulting in the establishment of a new cost basis for the security.

Two customers accounted for approximately 68% of our total revenue for the year ended December 31, 2016. No other customer accounted for more than 10% of revenue in 2016. Future revenue is uncertain and may fluctuate significantly from period to period.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2016 that our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in the COSO 2013 framework.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item regarding our directors, including the audit committee and audit committee financial experts, executive officers, corporate governance, our code of ethics and compliance with Section 16(a) of the Exchange Act will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 (2017 Proxy Statement) and is incorporated herein by reference.

We maintain a code of business conduct that qualifies as a “code of ethics” under Item 406 of the SEC’s Regulation S-K and applies to each of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The code of business conduct is available in the corporate governance section of our corporate website at www.regenxbio.com. Any amendment or waiver of the “code of ethics” provisions of the code of business conduct for an executive officer or director may be granted only by our Board of Directors or a committee thereof and must be timely disclosed as required by applicable law. We intend to disclose any such amendment or waiver applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in a report filed with the SEC on Form 8-K or on our corporate website at www.regenxbio.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation will be included in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership and certain beneficial owners and management will be included in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding principal accounting fees and services will be included in our 2017 Proxy Statement and is incorporated herein by reference.

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

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rockville, State of Maryland, on March 7, 2017.

REGENXBIO INC.

By:	/s/ Kenneth T. Mills
Kenneth T. Mills, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth T. Mills	President, Chief Executive Officer and	March 7, 2017
Kenneth T. Mills	Director (Principal Executive Officer)

/s/ Vittal Vasista	Chief Financial Officer	March 7, 2017
Vittal Vasista	(Principal Financial and Accounting Officer)

/s/ Donald J. Hayden, Jr.	Chairman of the Board of Directors	March 7, 2017
Donald J. Hayden, Jr.

/s/ Daniel J. Abdun-Nabi	Director	March 7, 2017
Daniel J. Abdun-Nabi

/s/ Luke M. Beshar	Director	March 7, 2017
Luke M. Beshar

/s/ Allan M. Fox	Director	March 7, 2017
Allan M. Fox

/s/ A.N. “Jerry” Karabelas	Director	March 7, 2017
A.N. “Jerry” Karabelas

/s/ David C. Stump	Director	March 7, 2017
David C. Stump

/s/ Daniel Tassé	Director	March 7, 2017
Daniel Tassé

REGENXBIO INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of REGENXBIO Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, convertible preferred stock and preferred units, and stockholders’ and members’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of REGENXBIO Inc. (the Company) as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 7, 2017

REGENXBIO INC.

BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$24,840	$54,116
Marketable securities	64,714	60,025
Accounts receivable	1,032	2,136
Prepaid expenses	1,775	1,020
Other current assets	1,010	851
Total current assets	93,371	118,148
Marketable securities	69,412	102,226
Property and equipment, net	9,324	538
Cost method investments	—	300
Restricted cash	225	—
Other assets	400	168
Total assets	$172,732	$221,380
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,543	$1,014
Accrued expenses and other current liabilities	8,126	3,198
Advance payments	—	127
Total current liabilities	9,669	4,339
Deferred rent, net of current portion	1,326	233
Total liabilities	10,995	4,572
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at December 31, 2016 and December 31, 2015; 26,477 and 26,313 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	276,354	269,144
Accumulated other comprehensive loss	(33)	(719)
Accumulated deficit	(114,587)	(51,620)
Total stockholders’ equity	161,737	216,808
Total liabilities and stockholders’ equity	$172,732	$221,380

The accompanying notes are an integral part of these financial statements.

REGENXBIO INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenues
License revenue	$4,303	$5,025	$4,355
License revenue from related party	—	2,000	220
Reagent sales	213	257	326
Grant revenue	73	306	1,219
Total revenues	4,589	7,588	6,120
Expenses
Costs of revenues
Licensing costs (including amounts to related parties)	861	1,405	885
Costs of reagent sales (including amounts to related parties)	98	98	122
Research and development (including amounts to related parties)	45,482	17,279	4,961
General and administrative (including amounts to related parties)	23,590	11,912	3,851
Other operating expenses (income)	(102)	31	(17)
Total operating expenses	69,929	30,725	9,802
Loss from operations	(65,340)	(23,137)	(3,682)
Other Income (Expense)
Investment income	1,938	346	—
Interest expense	—	(20)	(321)
Total other income (expense)	1,938	326	(321)
Loss before income taxes	(63,402)	(22,811)	(4,003)
Income Tax Benefit	435	—	—
Net loss	$(62,967)	$(22,811)	$(4,003)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of income tax expense of $435 for the year ended December 31, 2016	686	(719)	—
Total other comprehensive income (loss)	686	(719)	—
Comprehensive loss	$(62,281)	$(23,530)	$(4,003)
Reconciliation of net loss to net loss applicable to common stockholders
Net loss	$(62,967)	$(22,811)	$(4,003)
Net accretion and dividends on convertible preferred stock	—	(1,747)	(815)
Net gain on extinguishment of convertible preferred stock	—	759	—
Net loss applicable to common stockholders	$(62,967)	$(23,799)	$(4,818)
Basic and diluted net loss per common share	$(2.38)	$(2.59)	$(1.82)
Weighted-average basic and diluted common shares	26,409	9,173	2,643

The accompanying notes are an integral part of these financial statements.

REGENXBIO INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND PREFERRED UNITS,

AND STOCKHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)

(in thousands)

													Total
													Convertible
	Series A		Series B		Series A Convertible		Series B Convertible		Series C Convertible		Series D Convertible		Preferred
	Preferred Units		Preferred Units		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock and
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Preferred Units
Balances at December 31, 2013	119,656	$3,779	95,315	$7,999	—	$—	—	$—	—	$—	—	$—	$11,778
Conversion from LLC to C corporation	(119,656)	(3,779)	(95,315)	(7,999)	2,393	3,779	1,906	7,999	—	—	—	—	—
Accretion of convertible preferred stock	—	—	—	—	—	184	—	631	—	—	—	—	815
Discount on related party promissory notes	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—
Balances at December 31, 2014	—	—	—	—	2,393	3,963	1,906	8,630	—	—	—	—	12,593
Issuance of Series C convertible preferred stock, net of transaction costs of $187	—	—	—	—	—	—	—	—	4,047	26,021	—	—	26,021
Issuance of Series C convertible preferred stock for the conversion of outstanding related party debt	—	—	—	—	—	—	—	—	585	3,792	—	—	3,792
Issuance of Series D convertible preferred stock, net of transaction costs of $2,502	—	—	—	—	—	—	—	—	—	—	7,367	67,998	67,998
Loss (gain) on extinguishment of convertible preferred stock	—	—	—	—	—	1,317	—	(2,076)	—	—	—	—	(759)
Accretion (decretion) of convertible preferred stock	—	—	—	—	—	(2,280)	—	1,338	—	187	—	2,502	1,747
Conversion of convertible preferred stock into common stock upon initial public offering	—	—	—	—	(2,393)	(3,000)	(1,906)	(7,892)	(4,632)	(30,000)	(7,367)	(70,500)	(111,392)
Issuance of common stock upon initial public offering, net of transaction costs of $14,206	—	—	—	—	—	—	—	—	—	—	—	—	—
Discount on related party promissory notes	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—
Balances at December 31, 2015	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $435	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—
Balances at December 31, 2016	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—

						Accumulated		Total
					Additional	Other		Stockholders’
	Class A Units		Common Stock		Paid-in	Comprehensive	Accumulated	and Members’
	Units	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2013	132,148	$10,885	—	$—	$—	$—	$(24,806)	$(13,921)
Conversion from LLC to C corporation	(132,148)	(10,885)	2,643	—	10,885	—	—	—
Accretion of convertible preferred stock	—	—	—	—	(815)	—	—	(815)
Discount on related party promissory notes	—	—	—	—	128	—	—	128
Exercise of stock options	—	—	2	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	319	—	—	319
Net loss	—	—	—	—	—	—	(4,003)	(4,003)
Balances at December 31, 2014	—	—	2,645	—	10,518	—	(28,809)	(18,291)
Issuance of Series C convertible preferred stock, net of transaction costs of $187	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock for the conversion of outstanding related party debt	—	—	—	—	—	—	—	—
Issuance of Series D convertible preferred stock, net of transaction costs of $2,502	—	—	—	—	—	—	—	—
Loss (gain) on extinguishment of convertible preferred stock	—	—	—	—	759	—	—	759
Accretion (decretion) of convertible preferred stock	—	—	—	—	(1,747)	—	—	(1,747)
Conversion of convertible preferred stock into common stock upon initial public offering	—	—	16,298	2	111,390	—	—	111,392
Issuance of common stock upon initial public offering, net of transaction costs of $14,206	—	—	7,245	1	145,183	—	—	145,184
Discount on related party promissory notes	—	—	—	—	13	—	—	13
Exercise of stock options	—	—	125	—	107	—	—	107
Stock-based compensation expense	—	—	—	—	2,921	—	—	2,921
Unrealized loss on available-for-sale securities	—	—	—	—	—	(719)	—	(719)
Net loss	—	—	—	—	—	—	(22,811)	(22,811)
Balances at December 31, 2015	—	—	26,313	3	269,144	(719)	(51,620)	216,808
Exercise of stock options	—	—	163	—	179	—	—	179
Stock-based compensation expense	—	—	—	—	7,031	—	—	7,031
Unrealized gain on available-for-sale securities, net of income tax expense of $435	—	—	—	—	—	686	—	686
Net loss	—	—	—	—	—	—	(62,967)	(62,967)
Balances at December 31, 2016	—	$—	26,477	$3	$276,354	$(33)	$(114,587)	$161,737

The accompanying notes are an integral part of these financial statements.

REGENXBIO INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(62,967)	$(22,811)	$(4,003)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	7,031	2,921	319
Net amortization of premiums and accretion of discounts on marketable debt securities	2,004	311	—
Depreciation and amortization	544	80	—
Other non-cash adjustments	(399)	24	175
Changes in operating assets and liabilities
Accounts receivable	1,073	(265)	(838)
Prepaid expenses	(755)	(992)	(28)
Other current assets	(159)	(851)	—
Other assets	(139)	(168)	—
Accounts payable	186	590	33
Accrued expenses and other current liabilities	3,873	2,221	764
Due to related party under services agreement	—	(34)	768
Other related party payables	—	(3,761)	258
Advance payments	(127)	(26)	153
Deferred rent	1,277	246	—
Net cash used in operating activities	(48,558)	(22,515)	(2,399)
Cash flows from investing activities
Restricted cash	(225)	—	—
Purchases of marketable securities	(45,072)	(163,278)	—
Maturities of marketable securities	72,586	—	—
Sales of marketable securities	23	—	—
Purchases of property and equipment	(8,149)	(522)	—
Net cash provided by (used in) investing activities	19,163	(163,800)	—
Cash flows from financing activities
Proceeds from exercise of stock options	179	107	1
Issuance costs for potential public offering of common stock	(60)	—	—
Proceeds from issuance of Series C convertible preferred stock, net of transaction costs	—	26,021	—
Proceeds from issuance of Series D convertible preferred stock, net of transaction costs	—	67,998	—
Proceeds from initial public offering of common stock, net of transaction costs	—	145,184	—
Proceeds from related party promissory notes	—	—	2,400
Net cash provided by financing activities	119	239,310	2,401
Net increase (decrease) in cash and cash equivalents	(29,276)	52,995	2
Cash and cash equivalents
Beginning of period	54,116	1,121	1,119
End of period	$24,840	$54,116	$1,121
Supplemental cash flow information
Cash paid for interest	$—	$7	$164
Supplemental disclosures of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$1,181	$96	$—
Deferred issuance costs for potential public offering of common stock in accrued expenses	$33	$—	$—
Conversion of accrued service fees to related party into Series C convertible preferred stock	$—	$2,403	$—
Conversion of related party promissory notes into Series C convertible preferred stock	$—	$1,389	$—
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$111,392	$—
Deferred issuance costs for Series C convertible preferred stock in accrued expenses	$—	$—	$157

The accompanying notes are an integral part of these financial statements.

REGENXBIO INC.

NOTES TO FINANCIAL STATEMENTS

1. Nature of Business

REGENXBIO Inc. (the Company) was formed on July 16, 2008 in the state of Delaware as ReGenX, LLC, and on December 22, 2009, changed its name to ReGenX Biosciences, LLC. On September 16, 2014, the Company converted from a limited liability company (LLC) to a C-corporation, and changed its name to REGENXBIO Inc. The Company is a leading clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. The Company’s proprietary adeno-associated virus (AAV) gene delivery platform (NAV® Technology Platform) consists of exclusive rights to over 100 novel AAV vectors, including AAV7, AAV8, AAV9 and AAVrh10. The Company’s NAV® Technology Platform is being applied by the Company, as well as by third-party licensees, in the development of product candidates for a variety of diseases with unmet needs.

Initial Public Offering

On September 22, 2015, the Company completed its initial public offering (IPO) whereby the Company sold 7,245,000 shares of common stock (inclusive of 945,000 shares of common stock sold by the Company pursuant to the full exercise of an option to purchase additional shares granted to the underwriters in connection with the offering) at a price of $22.00 per share. The shares began trading on The NASDAQ Global Select Market on September 17, 2015. The aggregate net proceeds received by the Company from the offering were $145.2 million, net of underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 16,298,045 shares of common stock.

Liquidity and Risks

As of December 31, 2016, the Company had generated an accumulated deficit of $114.6 million since inception. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. As of December 31, 2016, the Company had cash, cash equivalents and marketable securities of $159.0 million, which management believes is sufficient to fund operations for at least the next twelve months from the date these financial statements were issued.

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

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to current period financial statement presentation. These reclassifications are not material and have no effect on previously reported financial position, results of operations and cash flows.

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

For the year ended December 31, 2016, 90 percent of the Company’s revenue was generated from customers located in the U.S. For the year ended December 31, 2015, 78 percent and 21 percent of the Company’s revenue was generated from customers located in the U.S. and Europe, respectively. For the year ended December 31, 2014, 60 percent and 40 percent of the Company’s revenue was generated from customers located in the U.S. and Europe, respectively. Country of origin for revenue is determined by the Company based on the country of domicile of licensees for license revenue, the country in which reagent sales are delivered to for reagent sales and the location of grantors for government grant revenue. All of the Company’s assets currently reside in the U.S.

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

Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are carried at fair value. Marketable securities with remaining maturity dates exceeding twelve months which are not intended to be sold prior to maturity for use in current operations are classified as non-current. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. A decline in the fair value below cost of available-for-sale securities that is deemed other-than-temporary is charged to results of operations, resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted into the cost basis over the life of the related security as adjustments to the yield using the effective-interest method. Interest income is recognized when earned. Realized gains and losses from the sale of marketable securities are based on the specific identification method and are included in results of operations.

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

Concentrations of Credit Risk and Off-balance Sheet Risk

Cash and cash equivalents, marketable securities and accounts receivable are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at multiple financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. The Company’s marketable securities primarily consist of fixed income corporate debt securities and may subject the Company to concentrations of credit risk. The Company has adopted an investment policy which limits potential concentrations of investments and establishes minimum acceptable credit ratings, thereby reducing credit risk exposure. Management believes that it is not exposed to significant credit risk related to accounts receivable due to the credit quality and history of collections from its significant customers. The Company has no financial instruments with off-balance sheet risk of loss.

The following table summarizes those customers who represented at least 10 percent of revenue or accounts receivable for the periods presented:

	Revenue			Accounts Receivable
	Years Ended December 31,			December 31,
	2016	2015	2014	2016	2015
Customer A	*	*	33%	*	*
Customer B	*	*	14%	57%	25%
Customer C(1)	*	41%	*	*	*
Customer D	24%	*	*	*	*
Customer E	*	*	*	19%	*
Customer F	*	16%	*	*	42%
Customer G	*	22%	*	*	19%
Customer H	44%	*	*	*	*

*	Represented less than 10%
(1)	Represents a related party prior to September 30, 2015

Accounts Receivable

Accounts receivable consist of amounts due to the Company resulting from the Company’s licensing arrangements, reagent sales and grant programs. Receivables are stated net of an allowance for doubtful accounts, if deemed necessary based on the Company’s evaluation of collectability using specific identification of account balances and historical information regarding write-offs. Account balances are charged off against the allowance when the potential for recovery is considered remote. The Company has not recorded an allowance for doubtful accounts as of December 31, 2016 or 2015.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to estimated future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded during the years ended December 31, 2016, 2015 and 2014.

Cost Method Investments

Cost method investments consist of non-marketable holdings in certain corporations and are stated at cost. The Company accounts for its investments in other entities using the cost method if its ownership interest is below 20 percent and the Company does not have significant influence over the operations of the entity. As of December 31, 2015, the Company’s cost method investment in Audentes Therapeutics, Inc. (Audentes) had a carrying value of $0.3 million. As of December 31, 2016, the Company did not have any cost method investments.

Declines in the fair value of cost method investments below their carrying value that are deemed to be other-than-temporary are reflected in the statements of operations and comprehensive loss as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investments in the issuer for a period of time sufficient to allow for the anticipated recovery in fair value. The Company has not identified any events or changes in circumstances that would have an adverse effect on the fair value of its cost method investments. Accordingly, no other-than-temporary impairment losses were recorded for the years ended December 31, 2016, 2015 and 2014.

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

Options to exercise commercial licenses are considered substantive if, at the inception of the arrangement, the Company is at risk as to whether the licensee will choose to exercise the option. Factors that the Company considers in evaluating whether an option is substantive include the overall objective of the arrangement, the benefit the licensee might obtain from the arrangement without exercising the option, the cost to exercise the option and the likelihood that the option will be exercised. For arrangements under which an option is considered substantive, the Company does not consider the item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in allocable arrangement consideration, provided the option is not priced at a significant and incremental discount. Conversely, for arrangements under which an option is not considered substantive or if an option is priced at a significant and incremental discount, the Company would consider the item underlying the option to be a deliverable at the inception of the arrangement and a corresponding amount would be included in allocable arrangement consideration. As of December 31, 2016 and 2015, all of the options included in the Company’s license agreements have been determined to be substantive, and none of the options are priced at a significant and incremental discount. Option fees are recognized as revenue upon exercise and delivery of the underlying commercial license, provided there are no undelivered elements in the arrangement and the necessary criteria under ASC 605 for revenue recognition have been met.

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

Please refer to Note 12 for information regarding license revenue from related party.

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

The Company’s grants contain refund provisions. The Company reviews those refund provisions to determine the likelihood of repayment. If the likelihood of repayment of the grant is determined to be remote, the grant is recognized as revenue. If the probability of repayment is determined to be more than remote, the Company records the amount of potential repayment of the grant as a liability, until such time that the grant requirements have been satisfied. Funds received in advance of the performance of the services are recorded as deferred revenue. Please refer to Note 8 for further information regarding the Company’s grant agreements.

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

The Company estimates research and development expenses for manufacturing activities, process development, preclinical studies and clinical trials based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage the activities on the Company’s behalf. In accruing these research and development expenses, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. These estimates are based on communications with the third party service providers and other information available to the Company at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. There have been no material changes from the Company’s original estimates in any of the periods presented.

Stock-based Compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the statement of operations and comprehensive loss based on their fair values.

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

For the years ended December 31, 2016, 2015 and 2014, the Company was also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. To date, a forfeiture rate of zero has been used to calculate stock-based compensation expense due to the lack of historical information necessary to estimate forfeitures. To the extent that actual forfeitures differ from the Company’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest.

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

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

Net Loss Per Share

On September 16, 2014, the Company converted from an LLC to a C-corporation. Upon the conversion, every 50 Class A Units, Series A Preferred Units and Series B Preferred Units held were converted into 1 share of common stock, Series A convertible preferred stock (Series A Preferred Stock) and Series B convertible preferred stock (Series B Preferred Stock), respectively. Class A Units of the LLC had similar rights and characteristics of common stock issued upon the conversion. In calculating net loss per share, the Company retrospectively applied the effects of the conversion to the number of Class A Units, Series A Preferred Units and Series B Preferred Units outstanding prior to the conversion. Net loss per share for periods prior to the conversion to a C-corporation refers to net loss per Class A Unit.

The Company computes net loss per share in conformity with the two-class method required for participating securities. The Company considers all series of convertible preferred stock outstanding prior to the IPO, and all series of preferred units outstanding prior to the conversion to a C-corporation, to be participating securities. The holders of convertible preferred stock outstanding prior to the IPO were entitled to receive preferential dividends in the event that a dividend was to be paid to the holders of common stock, and the holders of preferred units outstanding prior to the conversion to a C-corporation were entitled to a preferred return in the event that operating distributions were to be paid to the Class A Unit holders of the LLC. The holders of convertible preferred stock and preferred units did not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended December 31, 2015 and 2014 were not allocated to these participating securities. In connection with the IPO, all outstanding shares of convertible preferred stock were automatically converted into shares of common stock.

Basic net loss per share is calculated by dividing net loss applicable to holders of common stock by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, convertible preferred stock and preferred units, outstanding stock options, outstanding restricted stock units, withholdings under the employee stock purchase plan and debt instruments containing share settlement options are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive. Contingently convertible shares in which conversion is based on non-market-priced contingencies are excluded from the calculations of both basic and diluted net loss per share until the contingency has been fully met. Accordingly, basic and diluted net loss per share were the same for all periods presented.

Comprehensive Loss

The Company’s comprehensive loss includes its net loss as well as net unrealized gains and losses on available-for-sale securities, net of income taxes and reclassification adjustments.

Recently Announced Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of the guidance under ASU 2014-09 by one year. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies various aspects of Topic 606, including the identification of performance obligations and the implementation of licensing guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies various additional aspects of Topic 606, including the assessment of collectability, presentation of sales taxes and other similar taxes collected from customers, the measurement date for transactions with non-cash consideration as well as transitional issues and other technical corrections regarding the adoption of new standards under Topic 606. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies various additional narrow aspects of Topic 606. The standards are effective for annual and interim reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has elected not to early adopt these standards. The Company is evaluating the application of these standards, but has not yet determined the potential effects they may have on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. As a result, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively to each period presented. The Company does not believe the application of this standard will have a material impact on the Company’s financial position or results of operations.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment awards including income tax consequences, classification of awards as either equity or liabilities and classification within the statement of cash flows. Additionally, the standard allows companies to elect not to estimate forfeitures of share-based awards for purposes of recognizing stock-based compensation expense, and account for forfeitures as they occur. The standard is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted upon issuance. The Company has adopted this standard effective January 1, 2017, and upon adoption, has elected not to estimate forfeitures of stock-based awards, which requires retrospective application in the financial statements. Due to lack of the historical data necessary to estimate forfeitures of share-based awards, the Company has assumed no forfeiture rate on all share-based awards granted since its inception. Accordingly, the Company does not believe the application of this standard will have a material impact on the Company’s future or retrospective financial position or results of operations.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requiring management to evaluate whether events or conditions could impact an entity’s ability to continue as a going concern and to provide disclosures if necessary. Management will be required to perform the evaluation within one year after the date that the financial statements are issued. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management’s plans will be able to alleviate the substantial doubt. The standard is effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. The Company has adopted this standard effective as of December 31, 2016. The adoption of this standard did not have a material impact on the Company’s financial statement disclosures.

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016
Corporate bonds	$133,424	$82	$(298)	$133,208
Common equity securities	300	618	—	918
	$133,724	$700	$(298)	$134,126

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015
Corporate bonds	$157,977	$4	$(759)	$157,222
Commercial paper	4,990	—	—	4,990
Common equity securities	3	36	—	39
	$162,970	$40	$(759)	$162,251

As of December 31, 2015, the Company’s common equity securities consisted of shares of common stock of Dimension Therapeutics, Inc. (Dimension), which became a publicly traded company in October 2015. The Company obtained these shares in connection with a license granted to Dimension in October 2013. As of December 31, 2016, the Company had sold all of its shares of Dimension common stock.

As of December 31, 2016, the Company’s common equity securities consisted of shares of common stock of Audentes, which became a publicly traded company in July 2016. The Company obtained these shares in connection with a license granted to Audentes in July 2013. The Company was restricted from trading these securities until January 2017 pursuant to a lock-up agreement entered into in connection with Audentes’ IPO. The Company has classified these shares as available-for-sale securities and recognized an unrealized gain of $0.6 million, which is included in accumulated other comprehensive loss as of December 31, 2016. Prior to Audentes’ IPO, the shares were not marketable and were accounted for as a cost method investment on the Company’s balance sheets.

As of December 31, 2016 and 2015, no available-for-sale securities had remaining maturities greater than three years.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of December 31, 2016 and 2015, the balance in the Company’s accumulated other comprehensive loss consisted solely of net unrealized gains and losses on available-for-sale securities, net of income tax effects and reclassification adjustments for realized gains and losses. For the years ended December 31, 2016, 2015 and 2014, the Company recognized net unrealized gains (losses) on available-for-sale securities of $1.1 million, $(0.7) million and $0, respectively, and income tax expense of $0.4 million, $0 and $0, respectively, in other comprehensive income (loss). The Company recognized net realized losses of less than $0.1 million on the sale or maturity of available-for-sale securities during the year ended December 31, 2016, which were reclassified out of accumulated other comprehensive loss during the period. The Company did not recognize any realized gains or losses on the sale or maturity of available-for-sale securities during the years ended December 31, 2015 or 2014.

The Company did not hold any securities in an unrealized loss position for more than twelve months as of December 31, 2016 or 2015. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2016 and 2015 was $102.5 million and $155.5 million, respectively. As of December 31, 2016, securities held by the Company which were in an unrealized loss position consisted of thirty-four investment grade corporate bond positions. The Company has the intent and ability to hold such securities until recovery and has determined that none of its investments were other-than-temporarily impaired as of December 31, 2016 or 2015.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. Cash equivalents consist solely of money market mutual funds. Marketable securities consist of corporate debt securities, including corporate bonds and commercial paper, as well as common equity securities as disclosed in Note 3. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2016
Money market mutual funds (cash equivalents)	$—	$24,840	$—	$24,840
Corporate bonds (marketable securities)	—	133,208	—	133,208
Common equity securities (marketable securities)	918	—	—	918
	$918	$158,048	$—	$158,966

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2015
Money market mutual funds (cash equivalents)	$—	$54,104	$—	$54,104
Corporate bonds (marketable securities)	—	157,222	—	157,222
Commercial paper (marketable securities)	—	4,990	—	4,990
Common equity securities (marketable securities)	39	—	—	39
	$39	$216,316	$—	$216,355

There were no transfers of financial instruments between levels of the fair value hierarchy during the years ended December 31, 2016 and 2015.

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

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31, 2016	December 31, 2015
Computer equipment and software	$1,038	$458
Lab equipment	2,780	—
Furniture and fixtures	1,213	105
Leasehold improvements	4,917	55
Total property and equipment	9,948	618
Accumulated depreciation and amortization	(624)	(80)
Property and equipment, net	$9,324	$538

As of December 31, 2016, the Company’s leasehold improvements at its various office and laboratory facilities was $4.7 million, net of accumulated depreciation, which will be depreciated over the remaining terms of each lease.

During the years ended December 31, 2016, 2015 and 2014, the Company recorded depreciation expense of $0.5 million, $0.1 million and $0, respectively.

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

In September 2015, and again in November 2015, the Company amended its operating lease in Rockville, Maryland to include additional office and laboratory space and extend the term of the lease for its existing space to October 2020. The lease for the additional space commenced in April 2016, and has a 5-year term expiring in March 2021. The Company has options to extend the lease for the additional space to be coterminous with the Company’s existing lease at that facility. Monthly payments under the lease escalate annually in accordance with the lease agreement. The Company received a $0.3 million tenant improvement allowance from the landlord which will be deferred and amortized on a straight-line basis as a reduction of rent expense over the term of lease.

In January 2016, the Company entered into a 7.5-year, non-cancelable operating lease for additional office space in Rockville, Maryland. The lease commenced in February 2016, and expires in September 2023. Monthly payments under the lease began seven months from the commencement date and escalate annually in accordance with the lease agreement. The Company received a $0.7 million tenant improvement allowance from the landlord which will be deferred and amortized on a straight-line basis as a reduction of rent expense over the term of lease.

In May 2016, the Company entered into a 51-month, non-cancelable operating lease for additional office space in New York, New York. The lease commenced in July 2016, and expires in October 2020. Initial monthly payments under the lease began three months from the commencement date and escalate annually in accordance with the lease agreement. Under the terms of the lease agreement, the Company has provided the landlord with an irrevocable letter of credit of $0.2 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease. As of December 31, 2016, the Company has recorded restricted cash of $0.2 million as collateral to the financial institution which issued the letter of credit.

As of December 31, 2016, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating
Leases
2017	$1,589
2018	1,637
2019	1,685
2020	1,603
2021	664
Thereafter	950
Total minimum lease payments	$8,128

Rent expense under all operating leases, including additional rent charges for utilities, parking, property management, operating expenses and real estate taxes for the years ended December 31, 2016, 2015 and 2014 was $1.8 million, $0.4 million and less than $0.1 million, respectively.

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

Expenses incurred by the Company related to its license from Penn were as follows:

	Years Ended December 31,
	2016	2015	2014
Sublicense fees	$430	$703	$443
Royalties on sales of reagents	11	9	17
Maintenance of licensed patents	133	154	256
	$574	$866	$716

As of December 31, 2016 and 2015, the Company had accrued $0.2 million and $0.4 million, respectively, in expenses payable to Penn under the license agreement, which are included in accounts payable and accrued expenses on the Company’s balance sheets. Until September 30, 2015, the Company considered Penn to be a related party. For the nine months ended September 30, 2015, the Company incurred $0.4 million in expenses for sublicense fees, royalties on reagent sales and reimbursement of patent maintenance costs under its license from Penn. See Note 12 for further information on related party transactions with Penn.

GlaxoSmithKline LLC. In March 2009, the Company entered into a license agreement, as amended, with GlaxoSmithKline LLC (GSK) for exclusive, worldwide rights to certain patents underlying the Company’s NAV® Technology Platform which are owned by Penn and exclusively licensed to GSK. Under the terms of the agreement, in consideration for the license the Company issued to GSK 19.9 percent of the then outstanding membership interest in the LLC on a fully diluted basis after issuance. The Company is obligated to pay GSK royalties on net sales and sublicense fees, if any. Additionally, the Company is obligated to reimburse GSK for certain costs incurred and invoiced to the Company related to the maintenance of the licensed patents. The Company is obligated to pay GSK up to $1.5 million upon the achievement of various milestones. As of December 31, 2016, no milestones have been achieved, or deemed probable of achievement, and accordingly no milestone payments were payable to GSK.

Expenses incurred by the Company related to its license from GSK were as follows:

	Years Ended December 31,
	2016	2015	2014
Sublicense fees	$430	$703	$443
Royalties on sales of reagents	7	5	10
Maintenance of licensed patents	597	573	432
	$1,034	$1,281	$885

As of December 31, 2016 and 2015, the Company had accrued $0.4 million and $0.5 million, respectively, in expenses payable to GSK under the license agreement, which are included in accounts payable and accrued expenses on the Company’s balance sheets. Until September 30, 2015, the Company considered GSK to be a related party. For the nine months ended September 30, 2015, the Company incurred $0.7 million in expenses for sublicense fees, royalties on reagent sales and reimbursement of patent maintenance costs under its license from GSK. See Note 12 for further information on related party transactions with GSK.

Regents of the University of Minnesota. In November 2014, the Company entered into a license agreement with Regents of the University of Minnesota (Minnesota), for an exclusive license under certain patent rights to commercialize products covered by the licensed patent rights in any country or territory in which a licensed patent has been issued and is unexpired, or a licensed patent application is pending. In consideration for the license, the Company paid an up-front fee, and reimbursed Minnesota for patent maintenance expenses, for a total of less than $0.1 million. Under the terms of the agreement, the Company is obligated to pay Minnesota annual maintenance fees of less than $0.1 million per year on each anniversary date of the agreement. Additionally, the Company is obligated to pay royalties on net sales and sublicense fees, if any, and up to $0.1 million per licensed product upon the achievement of various milestones. In November 2016, the license with Minnesota was amended to include additional patent rights. In consideration for the additional patent rights, the Company paid an up-front fee of less than $0.1 million.

As of December 31, 2016, no milestones have been achieved, or deemed probable of achievement, and accordingly no milestone payments were payable to Minnesota. Additionally, the Company has not incurred any royalties or sublicense fees payable to Minnesota since the inception of the agreement. During the years ended December 31, 2016, 2015 and 2014, the Company incurred $0.1 million, less than $0.1 million and less than $0.1 million, respectively, in total expenses under the license agreement with Minnesota. As of December 31, 2016 and 2015, the Company had accrued less than $0.1 million and $0, respectively, in patent maintenance expenses and up-front fees payable to Minnesota under the license agreement.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2016 and 2015, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded any related liabilities.

7. Capitalization

As of December 31, 2016 and 2015, the authorized capital stock of the Company included 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s restated certificate of incorporation and bylaws, which were adopted in connection with the IPO, contain the rights, preferences and privileges of the Company’s stockholders and their respective shares.

Conversion to C-corporation

On September 16, 2014, the Company converted from an LLC to a C-corporation. Upon the conversion, the Company’s outstanding Series A Preferred Units, Series B Preferred Units and Class A units were subject to a 50-to-1 reverse unit split, and converted into shares of Series A Preferred Stock, Series B Preferred Stock and common stock of the Company. Additionally, upon the conversion, the Company’s Class B Units were terminated along with the Company’s 2009 Equity Incentive Plan.

The Company evaluated the conversion of Series A Preferred Units and Series B Preferred Units into Series A Preferred Stock and Series B Preferred Stock, respectively, giving consideration to all changes in the rights, preferences and privileges of each class of securities. As a result of the conversion, holders of previously issued preferred units were given a conversion option to convert their newly issued preferred stock into common stock. Additionally, dividends on the newly issued preferred shares were no longer compounded annually as they were under the preferred units, which decreased the liquidation and redemption values of the securities. Management determined that the changes to these rights, privileges and preferences should be accounted for as a modification of the securities.

Issuance of Series C Preferred Stock

On January 13, 2015, the Company completed the sale and issuance of 4,631,774 shares of Series C convertible preferred stock (Series C Preferred Stock), par value $0.0001 per share, at a per share price of $6.477 for aggregate gross proceeds of $30.0 million, which included $26.0 million in cash proceeds, net of issuance costs of $0.2 million, and the conversion of $3.8 million of debt by FoxKiser LLP (FoxKiser).

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

The Company has accounted for the amendment to the rights, preferences and privileges of the Series A Preferred Stock and Series B Preferred Stock as an extinguishment of the original convertible preferred stock and issuance of new convertible preferred stock due to the significance of the modifications to the substantive contractual terms of the convertible preferred stock and the associated fundamental changes to the nature of the convertible preferred stock. Accordingly, upon extinguishment the Company recorded a loss of $1.3 million on the Series A Preferred Stock and a gain of $2.1 million on the Series B Preferred Stock within stockholders’ equity (deficit) equal to the difference between the fair value of the new shares of preferred stock issued and the carrying amount of the old shares of preferred stock extinguished. The Company allocated the entire net gain on extinguishment of convertible preferred stock of $0.8 million to additional paid-in capital. The net gain on extinguishment is reflected in the calculation of net loss available to common stockholders in accordance with FASB ASC Topic 260, Earnings per Share. The fair value of the Series A Preferred Stock and Series B Preferred Stock was determined using the option-pricing method (OPM) back-solve method on the per share price of Series C Preferred Stock to estimate aggregate equity value. The OPM was used to allocate equity value to the Series A Preferred Stock and Series B Preferred Stock using the Black-Scholes option-pricing model.

Issuance of Series D Preferred Stock

On May 15, 2015, the Company completed the sale and issuance of 7,366,849 shares of Series D convertible preferred stock (Series D Preferred Stock), par value $0.0001 per share, at a per share price of $9.5699 for proceeds of $68.0 million, net of issuance costs of $2.5 million.

Outstanding shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, as well as Series A Preferred Units and Series B Preferred Units, were presented outside of stockholders’ equity due to the rights, preferences and privileges of these securities, including redemption features. These securities were marked to their respective redemption values at each reporting date and the accretion of the securities was excluded from net loss applicable to common stockholders for purposes of calculating net loss per share.

Prior to the closing of the IPO on September 22, 2015, all of the outstanding shares of the Company’s convertible preferred stock were converted into 16,298,045 shares of its common stock. As of December 31, 2016 and 2015, the Company did not have any preferred stock outstanding.

The Company’s reserved shares of common stock for future issuance are as follows (in thousands):

	December 31, 2016	December 31, 2015
Reserved for issuance under equity incentive plans	6,887	5,998
Reserved for issuance under employee stock purchase plan	254	254
	7,141	6,252

8. Significant Agreements

Please refer to Note 12 for significant agreements with related parties and Note 6 for licenses granted to the Company.

Licenses Granted by the Company

The Company has granted a number of intellectual property licenses to other biotechnology and pharmaceutical companies. The terms of the licenses vary, however licenses may be exclusive or non-exclusive and may be sublicensable by the licensee. Licenses may grant intellectual property rights for purposes of internal and preclinical research and development only, or may include the rights, or options to obtain future rights, to commercialize drug therapies for specific diseases using the Company’s NAV® Technology Platform. License agreements generally have a term equal to the life of the underlying patents and are terminable only at the option of the licensee. License agreements may require licensees to pay non-refundable up-front fees, option fees and annual maintenance fees. Additional contingent consideration under the licenses may include sublicense fees, milestone fees and royalties on net sales of commercialized products. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low-teen percentage of net sales by licensees.

Milestone fees are payable to the Company upon the achievement of specific clinical and regulatory developments by licensees. As of December 31, 2016, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, could result in aggregate milestone fees payable to the Company of up to $0.5 million upon the submission of preclinical regulatory filings, $24.7 million upon the commencement of various stages of clinical trials, $40.0 million upon the submission of regulatory approval filings, $97.5 million upon the approval of commercial products by regulatory agencies and $92.0 million upon the achievement of specified sales targets for licensed products.

License revenue consists of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Up-front fees and option fees for commercial licenses	$3,050	$5,900	$4,000
Maintenance fees for commercial licenses	910	635	385
Milestone fees	—	250	—
Research and other license revenue	343	240	190
	$4,303	$7,025	$4,575

Grant Programs

In December 2012, as part of a consortium of research and development entities called MeuSIX, the Company was awarded a long-term grant by the European Commission’s Seventh Framework Program, to perform preclinical and clinical research and development services for the treatment of MPS VI, a severe lysosomal storage disorder. Under the grant agreement, the Company is reimbursed by the grantor for 75 percent of qualified research and development costs, up to approximately €2.3 million of such costs over the five year grant period. Funds received under the grant are subject to refund in the case of non-compliance with the provisions of the grant, which include, but are not limited to, the eligibility of costs, calculation of personnel rates, selection of subcontractors, and other provisions. As of December 31, 2016, the Company is in compliance with all provisions of the grants and no refunds are payable to the grantor. During the years ended December 31, 2016, 2015 and 2014, the Company incurred $0.2 million, $0.9 million and $1.1 million, respectively, of research and development expenses under the grant program. The Company recorded grant revenue of $0.1 million, $0.3 million and $0.8 million related to the grant program for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, the Company had $0.6 million and $0.5 million, respectively, of accounts receivable under the grant program.

9. Stock-based Compensation

In September 2014, the Board of Directors adopted the 2014 Stock Plan (2014 Plan). In June 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective on September 16, 2015, the date on which the registration statement for the IPO was declared effective. The 2015 Plan replaced the 2014 Plan, and as of the effective date of the 2015 Plan, no further awards may be issued under the 2014 Plan. Any options or awards outstanding under the 2014 Plan as of the effective date of the 2015 Plan remained outstanding and effective. The number of authorized shares under the 2015 Plan automatically increases annually on January 1, beginning January 1, 2016, by the lesser of (i) 4% of the total number of shares of common stock outstanding on December 31 of the prior year, or (ii) a number of common shares determined by the Board of Directors. In January 2016, the Board of Directors authorized an additional 1,052,538 shares to be issued under the 2015 Plan. As of December 31, 2016, the total number of shares of common stock authorized for issuance under the 2015 Plan and 2014 Plan was 7,177,538 of which 1,729,912 remain available for future grants under the 2015 Plan. In January 2017, the Board of Directors authorized an additional 1,059,065 shares to be issued under the 2015 Plan.

The 2014 Plan and 2015 Plan provide for the issuance of stock options, stock appreciation rights, restricted and unrestricted stock and unit awards, and performance cash awards to employees, members of the Board of Directors and consultants of the Company. Since the inception of the plans, the Company has issued only stock options and restricted stock units under the plans. Stock options under the 2014 Plan and 2015 Plan generally expire ten years following the date of grant. Options typically vest over a four year period, but vesting provisions can vary by award based on the discretion of the Board of Directors. Certain stock option awards granted by the Company include performance conditions that must be achieved in order for vesting to occur. Stock options under the 2014 Plan and 2015 Plan carry an exercise price at least equal to the estimated fair value of the Company’s common stock on the date of grant. Restricted stock units vest in accordance with the underlying award agreements and, upon vesting, are settled in common stock of the Company.

Shares of common stock underlying awards previously issued under the 2014 Plan and 2015 Plan which are reacquired by the Company, withheld by the Company in payment of the purchase price, exercise price or withholding taxes, expired, cancelled due to forfeiture or otherwise terminated other than by exercise or settlement, are added to the number of shares of common stock available for issuance under the 2015 Plan. Shares available for issuance under the 2015 Plan may be either authorized but unissued shares of the Company’s common stock or common stock reacquired by the Company and held in treasury. The 2015 Plan expires in June 2025, ten years from the date it was adopted by the Board of Directors, unless earlier terminated.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Stock options	$6,950	$2,921	$319
Restricted stock units	23	—	—
Employee stock purchase plan	58	—	—
	$7,031	$2,921	$319

The Company has recorded aggregate stock-based compensation expense in the statement of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Research and development	$2,743	$1,760	$60
General and administrative	4,288	1,161	259
	$7,031	$2,921	$319

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2015	3,684	$5.52	9.1	$44,472
Granted	1,796	$12.58
Exercised	(163)	$1.10
Cancelled or forfeited	(199)	$15.04
Outstanding at December 31, 2016	5,118	$7.77	8.5	$57,400
Exercisable at December 31, 2016	2,147	$3.90	8.0	$32,198
Vested and expected to vest at December 31, 2016	5,118	$7.77	8.5	$57,400

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the years ended December 31, 2016, 2015 and 2014 was $8.37, $7.08 and $0.51, respectively. The weighted-average grant date fair value per share of options vested during the years ended December 31, 2016, 2015 and 2014 was $4.16, $1.10 and $0.51, respectively. During the years ended December 31, 2016, 2015 and 2014, the total number of stock options exercised was 163,158, 125,563 and 1,900, respectively, resulting in total proceeds of $0.2 million, $0.1 million and less than $0.1 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $1.7 million, $0.5 million and $0, respectively.

Valuation of Common Stock. Prior to the Company’s IPO, the Company estimated the fair value of its common stock underlying stock option awards at the grant date of the award. Valuation estimates were prepared by management in accordance with the framework of the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, as well as through independent third-party valuations, and were approved by the Company’s Board of Directors. Valuation estimates were based on a variety of factors including the Company’s financial position and historical financial performance, the Company’s stage of development, the valuations of comparable publicly traded companies, marketplace and macro-economic factors, the illiquid nature of the common stock, arm’s-length sales of the Company’s preferred equity securities, the effect of the rights, preferences and privileges of preferred shareholders and preferred unit holders and the prospects of a liquidity event, among others. After the completion of the Company’s IPO in September 2015, the fair value of the common stock is based on the closing price of the common stock on the date of grant.

Stock Options Granted to Employees. For the years ended December 31, 2016, 2015 and 2014, the Company recorded $6.4 million, $1.4 million and $0.3 million, respectively, of stock-based compensation expense related to stock options granted to employees and directors. The fair value of options granted to employees and directors was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2016	2015	2014
Expected volatility	75%	68%	64%
Expected term (in years)	6.2	6.1	6.0
Risk-free interest rate	1.5%	1.7%	2.0%
Expected dividend yield	0.0%	0.0%	0.0%

As of December 31, 2016, there was $18.4 million of unrecognized stock-based compensation expense related to stock option awards to employees and directors, which is expected to be recognized over a weighted-average period of 3.04 years.

Stock Options Granted to Non-employees. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the years ended December 31, 2016, 2015 and 2014, the Company recorded $0.6 million, $1.5 million and less than $0.1 million, respectively, of stock-based compensation expense related to stock options granted to non-employees. The fair value of options granted to non-employees was estimated at each measurement date using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2016	2015	2014
Expected volatility	83%	75%	65%
Expected term (in years)	8.5	9.5	9.9
Risk-free interest rate	1.7%	2.1%	2.4%
Expected dividend yield	0.0%	0.0%	0.0%

Restricted Stock Units

The following table summarize restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2015	—	$—
Granted	40	$20.90
Vested	—	$—
Forfeited	—	$—
Unvested balance at December 31, 2016	40	$20.90

As of December 31, 2016, there was $0.8 million of unrecognized stock-based compensation expense related to restricted stock units awarded to employees, which is expected to be recognized over a weighted-average period of 2.94 years.

Employee Stock Purchase Plan

In June 2015, the Company’s Board of Directors adopted the 2015 Employee Stock Purchase Plan (2015 ESPP), which became effective on September 16, 2015, the date on which the registration statement for the IPO was declared effective. The 2015 ESPP authorizes the initial issuance of up to a total of 254,000 shares of the Company’s common stock to participating employees. The number of shares reserved for issuance under the 2015 ESPP automatically increases on the first business day of each fiscal year, commencing in 2016, by a number equal to the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. Unless otherwise determined by the administrator of the 2015 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. The Board of Directors did not authorize any further shares to be reserved for issuance under the 2015 ESPP in January 2016 or 2017. As of December 31, 2016, no shares had been issued under the 2015 ESPP. In January 2017, the Company issued 21,706 shares of common stock to participants of the 2015 ESPP for the offering period ended December 31, 2016.

10. Retirement Plan

In February 2015, the Company established a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation. The Company matches employee deferrals up to 5.75 percent of eligible compensation. For the years ended December 31, 2016 and 2015, the Company contributed $0.6 million and $0.2 million, respectively, in matching contributions to the 401(k) Plan. Prior to the establishment of the 401(k) Plan in February 2015, the Company did not sponsor any retirement plans.

11. Income Taxes

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

Effective upon the conversion to a C-corporation, the Company became subject to income tax at the federal and state levels. Accordingly, as of December 31, 2016 and 2015 the Company recorded a deferred tax asset for federal and state income taxes.

As all of the Company’s income and loss is generated in the U.S., and attributable to the U.S. jurisdiction, there was no foreign income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014.

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate of 34 percent to income tax expense (benefit) as reflected in the financial statements is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Federal income tax benefit at statutory rate	$(21,556)	$(7,756)	$(1,089)
State income tax benefit, net of federal benefit	(1,617)	(1,511)	(264)
Change in income tax rates upon conversion to C-corporation	—	—	427
Federal deferred tax assets upon conversion to C-corporation	—	—	(105)
Step-up in assets upon conversion to C-corporation	—	(709)	(448)
Research and development credits	(7,275)	—	—
Stock-based compensation expense for incentive stock options and employee stock purchase plan	1,805	283	98
Other non-deductible expenses and reconciling items	212	240	129
Change in valuation allowance	27,996	9,453	1,252
Total income tax expense (benefit)	$(435)	$—	$—

 The significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$25,625	$9,254
Research and development tax credits	10,890	—
Step-up in assets upon conversion to C-corporation	953	1,046
Stock-based compensation expense for non-qualified stock options and restricted stock units	1,401	855
Unrealized losses on marketable securities	—	284
Deferred rent	258	97
Accruals and other	1,132	568
Total deferred tax assets before valuation allowance	40,259	12,104
Valuation allowance	(40,084)	(12,093)
Total deferred tax assets	175	11
Deferred tax liabilities:
Depreciation	(19)	(11)
Unrealized gains on marketable securities	(156)	—
Total deferred tax liabilities	(175)	(11)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its net deferred tax assets as of December 31, 2016 and 2015. The valuation allowance increased approximately $28.0 million and $9.5 million during the years ended December 31, 2016 and 2015, respectively, due primarily to federal net operating losses and research and development credits generated during the periods. The net increase in the valuation allowance during the year ended December 31, 2016 includes a partially offsetting decrease of $0.4 million for the income tax effects of gains on available-for-sale securities recognized in other comprehensive income for the period.

As of December 31, 2016 and 2015, the Company had U.S. federal NOL carryforwards of approximately $66.4 million and $21.2 million, respectively, which may be available to offset future income tax liabilities and expire at various dates beginning in 2034. As of December 31, 2016 and 2015, the Company also had U.S. state NOL carryforwards of approximately $55.0 million and $34.2 million, respectively, which may be available to offset future income tax liabilities and expire at various dates beginning in 2035.

As of December 31, 2016, the Company had federal research and development and orphan drug tax credit carryforwards of approximately $11.0 million which may be available to reduce future tax liabilities and expire at various dates beginning in 2035. The Company has conducted a formal study to document the qualified activities and expenses used to calculate the credits through the year ended December 31, 2015. The remaining portion of the credits as of December 31, 2016 are subject to future studies which may result in an adjustment to the Company’s credit carryforwards. The calculation of these credits require assumptions to be made by management to estimate qualified research expenses. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, and accordingly, recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2016, the Company has unrecognized tax benefits of $0.1 million which have been reserved against the credit carryforwards as uncertain tax positions. No reserve for uncertain tax positions has been placed against qualified expenses for which a study has not been conducted. However, a full valuation allowance has been provided against the net credit carryforwards and, if an adjustment is required upon the completion of the study, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Under the provisions of the Internal Revenue Code, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future.

The Company files income tax returns in the U.S. at the federal level and in states in which the Company conducts business activities. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2013 through December 31, 2016. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

12. Related Party Transactions

The Trustees of the University of Pennsylvania

Penn received an equity interest in the Company as consideration for the intellectual property license granted to the Company in February 2009, and prior to September 30, 2015, the Company considered Penn to be a related party. See Note 6 for further information, including costs incurred by the Company, regarding its license from Penn.

In addition to the license agreement, Penn also provides manufacturing and research and development services to the Company. During the nine months ended September 30, 2015, and the year ended December 31, 2014, the Company incurred $0.1 million and $0.1 million, respectively, in services from Penn for the manufacturing of reagents for sale by the Company as well as $5.1 million and $1.3 million, respectively, in research and development services provided by Penn.

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

In October 2013, the Company granted an exclusive, sublicensable, worldwide commercial license to Dimension for preclinical and clinical research and development and commercialization of drug therapies using the Company’s licensed patents for the treatment of hemophilia A and hemophilia B, as well as a one year option to obtain exclusive licenses for the commercialization of two other diseases to be elected by Dimension in the future. The agreement requires on-going annual maintenance fees of less than $0.1 million, for each indication elected by Dimension, beginning in October 2014. The agreement also requires Dimension to pay royalties on net sales, if any, to the Company at an amount intended to approximate the royalties that will be due by the Company to Penn and GSK on such sales.

In connection with the license agreement granted to Dimension, the Company entered into an arrangement with Penn and Dimension in which the Company helped coordinate and manage research and development activities performed by Penn on behalf of Dimension. Under the arrangement, Dimension reimbursed the Company at an amount equal to costs incurred and paid to Penn, and the Company retains rights to certain intellectual property discovered under the contracted research and development. Due to the uncertainty of any future intellectual property rights that may be discovered and retained by the Company, and because such intellectual property would have no future alternative use due to the stage of development of the drug therapies under development, the Company has not recognized any benefit from the arrangement as consideration paid by Dimension to the Company as a result of the license agreement. Management has evaluated the facts and circumstances of the arrangements with regards to ASC 605-45 Revenue Recognition-Principal Agent Considerations and determined that the proceeds received from Dimension should be recorded on a net basis. Accordingly, proceeds received from Dimension under the arrangement were recorded as a reduction of research and development expense in the statements of operations and comprehensive loss. For the year ended December 31, 2014, the Company recorded research and development expense to Penn, and related reimbursements from Dimension of $6.2 million, for a net cost of $0 for the period. The arrangement expired on December 31, 2014, and during the year ended December 31, 2015, the final payments under this arrangement were received by the Company and paid to Penn.

In September 2014, Dimension elected its third indication under the license agreement, and the license was amended to extend the term of the option to elect the fourth and final disease indication for an additional six months. In consideration for the extension of the option, Dimension paid an extension fee of $0.2 million. In January 2015, Dimension elected its fourth and final indication under the license.

In March 2015, the Company entered into an option and license agreement with Dimension that granted Dimension options to commercial exclusive licenses for four new disease indications to be elected by Dimension in the future. If elected, each option carries an option fee of $1.0 million payable to the Company upon exercise, and annual maintenance fees of $0.1 million. Additionally, for each option exercised, Dimension is obligated to pay the Company up to $9.0 million upon achievement of various substantive milestones, as well as mid to upper-single digit percentage royalties on net sales of licensed products and mid-single digit to low-double digit percentage sublicense fees, if any. In May 2015, Dimension exercised its first option under the agreement and paid $1.0 million to the Company. In August 2015, Dimension exercised its second option under the agreement and paid $1.0 million to the Company. In December 2015, Dimension exercised its third option under the agreement and paid $1.0 million to the Company.

During the nine months ended September 30, 2015, and the year ended December 31, 2014, the Company recognized license revenue of $2.0 million and $0.2 million, respectively, from commercial licenses granted to Dimension, which is included in license revenue from related party in the statements of operations and comprehensive loss. Revenue earned and recognized from Dimension subsequent to September 30, 2015 is no longer included in revenue from related party in the statements of operations and comprehensive loss.

During the year ended December 31, 2014, the Company received $0.2 million from Dimension for the purchase of materials owned by the Company and used in the Company’s manufacturing process for research and development and clinical trials. The $0.2 million was recognized as a gain on disposal of the material in the periods in which the material was delivered to Dimension. During the nine months ended September 30, 2015, and the year ended December 31, 2014, the Company recognized gains of less than $0.1 million in each period for the delivery of the material to Dimension. As of December 31, 2016, the entire gain of $0.2 million had been recognized.

FoxKiser

The Company was party to a services agreement, as amended from time to time, with FoxKiser, an affiliate of certain stockholders of the Company and an affiliate of one current and one former member of the Board of Directors, which was terminated in January 2015. Under the agreement, the Company paid a fixed monthly fee plus an additional support fee, as determined by FoxKiser on a monthly basis, as consideration for office facilities, equipment, supplies, general management, accounting, financial management, human resources, legal, secretarial, regulatory compliance and other services provided to the Company. The amounts outstanding to FoxKiser under the services agreement in excess of 30 days from their due date accrued interest at 1.5 percent per month, compounding monthly. The Company allocated the service fees from FoxKiser between research and development and general and administrative expense. For the years ended December 31, 2015 and 2014, the Company incurred costs under the arrangement of $0.2 million and $1.3 million, respectively, allocated to research and development expense, and $0.2 million and $1.7 million, respectively, allocated to general and administrative expense.

In July 2014, the Company entered into an agreement with FoxKiser whereby all principal and interest owed under the services agreement, with a maximum amount of $2.0 million, may be settled at the option of FoxKiser, in whole or in part, (i) upon the next issuance of preferred equity securities by the Company, in shares of such preferred equity securities issued at a price per share equal to the issuance price of such shares, or (ii) if an issuance of preferred equity securities has not taken place by December 31, 2014, in shares of common equity securities of the Company at a price per share equal to the fair value of such common equity securities as determined by the Board of Directors. The debt is deemed fully settled upon conversion into equity securities of the Company.

In July 2014, the Company received $1.8 million in exchange for a promissory note issued to FoxKiser, and in September 2014, the Company received $0.6 million in exchange for a second promissory note issued to FoxKiser. Both promissory notes accrued interest at the Short-Term Applicable Federal Rate, compounding annually, and were payable on demand by FoxKiser at the earlier of December 31, 2014 or the next issuance of preferred equity securities by the Company. Both promissory notes may be settled at the option of FoxKiser, in whole or in part, (i) upon the next issuance of preferred equity securities by the Company, in shares of such preferred equity securities issued at a price per share equal to the issuance price of such shares, or (ii) if an issuance of preferred equity securities has not taken place by December 31, 2014, in shares of common equity securities of the Company at a price per share equal to the fair value of such common equity securities as determined by the Board of Directors. The debt is deemed fully settled upon conversion into equity securities of the Company.

The promissory notes with FoxKiser accrued interest at below-market rates. Accordingly, the Company imputed interest on the promissory notes and recorded a discount equal to the difference between the face value of the promissory notes and the present value of the notes at an estimated market rate of 15 percent. The aggregate discount of $0.1 million on the promissory notes was amortized using the effective interest method through December 31, 2014, at which date the notes became payable upon demand by FoxKiser. The discount was recorded as additional paid-in capital from FoxKiser due to the related party nature of the borrowing arrangements. Amortization of the discount was recorded as interest expense in the statements of operations and comprehensive loss.

In January 2015, in conjunction with the Company’s issuance of Series C Preferred Stock, FoxKiser elected its share settlement options and converted $1.4 million of the amount due under the services agreement and $2.4 million of principal and interest due under the promissory notes, for a total of $3.8 million, into 585,578 shares of Series C Preferred Stock at a per share price of $6.477. The promissory notes were settled in full upon the conversion, and in January 2015, the Company terminated the services agreement with FoxKiser and paid the remainder of the outstanding service fees in full.

Interest expense to FoxKiser under the services agreement and promissory notes, inclusive of imputed interest, for the years ended December 31, 2015 and 2014 was less than $0.1 million and $0.3 million, respectively.

In January 2015, the Company entered into an operating lease with FoxKiser for office space in Washington, D.C. The lease agreement, which had a month-to-month term, required monthly payments of less than $0.1 million. The lease was terminated in April 2015. Total rent expense to FoxKiser during the term of the lease was $0.1 million.

The Company entered into a Professional Services Agreement with FoxKiser effective as of January 1, 2016, pursuant to which the Company incurs a fixed monthly fee in consideration for certain strategic planning, development and regulatory services to be provided by FoxKiser. The agreement expired in December 2016, and effective as of January 1, 2017, the Company entered into a new Professional Services Agreement with FoxKiser, which has a term of one year and is terminable by either party, at any time, upon sixty days’ prior written notice to the other party. Costs incurred by the Company under the Professional Service Agreements with

FoxKiser for the year ended December 31, 2016 were $1.0 million and have been recorded as research and development expenses in the statements of operations and comprehensive loss.

Chief Scientific Advisor

In September 2014, the Company entered into an advisory agreement with its Chief Scientific Advisor, who is also the Chairman of the Company’s Scientific Advisory Board. The agreement was amended in May 2015 and expires in March 2017. During the years ended December 31, 2016, 2015 and 2014, the Company incurred advisory fees of $0.3 million, $0.2 million and less than $0.1 million, respectively, to the Chief Scientific Advisor under the agreement. Additionally, since the inception of the agreement, the Company has granted options to purchase 211,600 shares of common stock to the Chief Scientific Advisor as compensation for services to be provided to the Company, which vest partially upon the completion of future service conditions and partially upon the achievement of specified performance conditions as set forth in the award agreements.

13. Net Loss Per Share

The following potentially dilutive securities outstanding at the end of the period were excluded from the computations of diluted weighted-average shares outstanding for the periods indicated as they would be anti-dilutive (in thousands):

	Years Ended December 31,
	2016	2015	2014
Stock options issued and outstanding	5,118	3,684	2,107
Unvested restricted stock units outstanding	40	—	—
Employee stock purchase plan	22	—	—
Series A Preferred Stock	—	—	2,393
Series B Preferred Stock	—	—	1,906
Debt with share settlement option (Note 12)	—	—	3,715
	5,180	3,684	10,121

Amounts in the table above reflect the common stock equivalents of the noted instruments.

14. Supplemental Disclosures

Accrued expenses and other current liabilities consists of the following (in thousands):

	December 31, 2016	December 31, 2015
Accrued personnel costs	$3,338	$1,371
Accrued external research and development expenses	3,005	835
Accrued purchases of property and equipment	844	—
Accrued external general and administrative expenses	672	559
Accrued sublicense fees and royalties on reagent sales	—	260
Other accrued expenses and current liabilities	267	173
	$8,126	$3,198

15. Selected Quarterly Financial Information (Unaudited)

The following table contains quarterly financial information for the years ended December 31, 2016 and 2015. Management believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Amounts in the following table are in thousands, except per share data.

	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$393	$2,375	$125	$1,696
Research and development expense	$6,183	$10,680	$12,560	$16,059
General and administrative expense	$5,479	$6,169	$6,200	$5,742
Total operating expenses	$11,644	$17,327	$18,793	$22,165
Net loss	$(10,768)	$(14,437)	$(18,154)	$(19,608)
Basic and diluted net loss per common share	$(0.41)	$(0.55)	$(0.69)	$(0.74)

	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$644	$1,363	$1,140	$4,441
Research and development expense	$2,791	$4,012	$5,664	$4,812
General and administrative expense	$1,716	$3,397	$2,567	$4,232
Total operating expenses	$4,637	$7,659	$8,487	$9,942
Net loss	$(4,011)	$(6,290)	$(7,332)	$(5,178)
Basic and diluted net loss per common share	$(0.94)	$(3.24)	$(1.52)	$(0.20)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

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

10.3+

2015 Equity Incentive Plan and form of option agreement thereunder (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (SEC File No. 333-206430), as filed on September 15, 2015, and incorporated herein by reference)

10.4+

2015 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (SEC File No. 333-206430), as filed on September 8, 2015, and incorporated herein by reference)

10.5+

Employment Agreement effective as of June 30, 2015 between the Registrant and Kenneth T. Mills (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-206430), as filed on August 17, 2015, and incorporated herein by reference)

10.6+

Employment Agreement effective as of June 30, 2015 between the Registrant and Stephen Yoo, M.D. (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-206430), as filed on August 17, 2015, and incorporated herein by reference)

10.7+

Employment Agreement effective as of June 30, 2015 between the Registrant and Vittal Vasista (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-206430), as filed on August 17, 2015, and incorporated herein by reference)

10.8+

Employment Agreement effective as of February 16, 2016 between the Registrant and Curran Simpson (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (SEC File No. 001-37553), as filed on March 3, 2016, and incorporated herein by reference)

10.9+

Employment Agreement effective as of February 29, 2016 between the Registrant and Faraz Ali (filed as Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-37553), as filed on May 5, 2016, and incorporated herein by reference)

10.10+

Employment Agreement effective as of August 18, 2016 between the Registrant and Patrick J. Christmas (filed as Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-37553), as filed on November 9, 2016, and incorporated herein by reference)

10.11+

Independent Director Compensation Policy (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-206430), as filed on August 17, 2015, and incorporated herein by reference)

10.12+

REGENXBIO Inc. Management Cash Incentive Plan (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-206430), as filed on August 17, 2015, and incorporated herein by reference)

Exhibit	Description
10.13†

License Agreement effective February 24, 2009 between the Registrant and The Trustees of the University of Pennsylvania (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A (SEC File No. 333-206430), as filed on September 15, 2015, and incorporated herein by reference)

10.14†

First Amendment to License Agreement dated March 6, 2009 between the Registrant and The Trustees of the University of Pennsylvania (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-206430), as filed on August 17, 2015, and incorporated herein by reference)

10.15†

Second Amendment to License Agreement effective September 9, 2014 between the Registrant and The Trustees of the University of Pennsylvania (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (SEC File No. 333-206430), as filed on September 15, 2015, and incorporated herein by reference)

10.16†

Third Amendment to License Agreement effective April 29, 2016 between the Registrant and The Trustees of the University of Pennsylvania (filed as Exhibit 10.36 to the Registrant’s Form 10-Q/A Amendment No. 1 (SEC File No. 001-37553), as filed on December 23, 2016, and incorporated herein by reference)

10.17†

License Agreement dated March 6, 2009 between the Registrant and SmithKline Beecham Corporation d/b/a GlaxoSmithKline (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (SEC File No. 333-206430), as filed on September 15, 2015, and incorporated herein by reference)

10.18

Amendment to License Agreement dated April 15, 2009 between the Registrant and SmithKline Beecham Corporation d/b/a GlaxoSmithKline (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-206430), as filed on August 17, 2015, and incorporated herein by reference)

10.19†

Exclusive Patent License Agreement dated November 10, 2014 between the Registrant and the Regents of the University of Minnesota (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A (SEC File No. 333-206430), as filed on September 15, 2015, and incorporated herein by reference)

10.20*‡	First Amendment to Exclusive Patent License Agreement dated November 28, 2016 between the Registrant and the Regents of the University of Minnesota

10.21

Lease dated March 6, 2015 between the Registrant and BMR-Medical Center Drive LLC (filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-206430), as filed on August 17, 2015, and incorporated herein by reference)

10.22

First Amendment to Lease dated September 30, 2015 between the Registrant and BMR-Medical Center Drive LLC (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (SEC File No. 001-37553), as filed on March 3, 2016, and incorporated herein by reference)

10.23

Second Amendment to Lease dated November 23, 2015 between the Registrant and BMR-Medical Center Drive LLC (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (SEC File No. 001-37553), as filed on March 3, 2016, and incorporated herein by reference)

10.24

Lease dated January 28, 2016 between the Registrant and TNREF III 9600 Blackwell, LLC (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K (SEC File No. 001-37553), as filed on March 3, 2016, and incorporated herein by reference)

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit	Description
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this exhibit.
‡	Confidential treatment has been requested with respect to certain portions of this exhibit. These portions have been omitted and submitted separately to the SEC.
*	Filed herewith.

The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of REGENXBIO Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.