Form 10-Q
period 2017-03-31
REGENXBIO Inc.
filed 2017-05-09
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017, there were 30,821,355 outstanding shares of the registrant’s common stock, $0.0001 par value per share.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other important factors, including those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 7, 2017. In light of these risks, uncertainties, assumptions and other factors, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

As used in this Quarterly Report on Form 10-Q, the terms “REGENXBIO,” “Registrant,” “we,” “us,” and “our” mean REGENXBIO Inc. unless the context indicates otherwise.

NAV®, REGENXBIO Inc. and REGENXBIO are our registered trademarks. Any other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$82,045	$24,840
Marketable securities	63,764	64,714
Accounts receivable	228	1,032
Prepaid expenses	1,843	1,775
Other current assets	922	1,010
Total current assets	148,802	93,371
Marketable securities	63,742	69,412
Property and equipment, net	11,061	9,324
Restricted cash	225	225
Other assets	297	400
Total assets	$224,127	$172,732
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,129	$1,543
Accrued expenses and other current liabilities	5,829	8,126
Total current liabilities	9,958	9,669
Deferred rent, net of current portion	1,271	1,326
Total liabilities	11,229	10,995
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at March 31, 2017 and December 31, 2016; 30,244 and 26,477 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	350,047	276,354
Accumulated other comprehensive loss	(572)	(33)
Accumulated deficit	(136,580)	(114,587)
Total stockholders’ equity	212,898	161,737
Total liabilities and stockholders’ equity	$224,127	$172,732

The accompanying notes are an integral part of these unaudited financial statements.

REGENXBIO INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues
License revenue	$455	$328
Reagent sales	—	59
Grant revenue	—	6
Total revenues	455	393
Expenses
Costs of revenues
Licensing costs	91	66
Costs of reagent sales	—	30
Research and development	16,619	6,183
General and administrative	6,622	5,479
Other operating expenses (income)	45	(114)
Total operating expenses	23,377	11,644
Loss from operations	(22,922)	(11,251)
Other Income
Investment income	929	483
Total other income	929	483
Net loss	$(21,993)	$(10,768)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of reclassifications of $480 for the three months ended March 31, 2017	(539)	994
Total other comprehensive income (loss)	(539)	994
Comprehensive loss	$(22,532)	$(9,774)
Net loss applicable to common stockholders	$(21,993)	$(10,768)
Basic and diluted net loss per common share	$(0.82)	$(0.41)
Weighted-average basic and diluted common shares	26,673	26,327

The accompanying notes are an integral part of these unaudited financial statements.

REGENXBIO INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(21,993)	$(10,768)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,591	1,546
Net amortization of premiums and accretion of discounts on marketable debt securities	469	471
Depreciation and amortization	554	48
Realized gains on sales of marketable securities	(480)	—
Other non-cash adjustments	41	(13)
Changes in operating assets and liabilities
Accounts receivable	803	113
Prepaid expenses	(68)	(169)
Other current assets	88	(449)
Other assets	10	(55)
Accounts payable	2,468	(182)
Accrued expenses and other current liabilities	(1,920)	1,210
Advance payments	—	(92)
Deferred rent	(44)	453
Net cash used in operating activities	(17,481)	(7,887)
Cash flows from investing activities
Purchases of marketable securities	(5,188)	(20,429)
Maturities of marketable securities	10,500	10,106
Sales of marketable securities	780	—
Purchases of property and equipment	(2,929)	(416)
Net cash provided by (used in) investing activities	3,163	(10,739)
Cash flows from financing activities
Proceeds from exercise of stock options	161	21
Proceeds from issuance of common stock under employee stock purchase plan	147	—
Proceeds from public offering of common stock, net of underwriting discounts and commissions	71,299	—
Issuance costs for public offering of common stock	(84)	—
Net cash provided by financing activities	71,523	21
Net increase (decrease) in cash and cash equivalents	57,205	(18,605)
Cash and cash equivalents
Beginning of period	24,840	54,116
End of period	$82,045	$35,511
Supplemental disclosures of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$—	$422
Issuance costs for public offering of common stock in accounts payable and accrued expenses	$328	$—

The accompanying notes are an integral part of these unaudited financial statements.

REGENXBIO INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

REGENXBIO Inc. (the Company) is a leading clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. The Company’s proprietary adeno-associated virus (AAV) gene delivery platform (NAV® Technology Platform) consists of exclusive rights to over 100 novel AAV vectors, including AAV7, AAV8, AAV9 and AAVrh10. The Company’s NAV® Technology Platform is being applied by the Company, as well as by third-party licensees, in the development of product candidates for a variety of diseases with unmet needs. The Company was formed in 2008 in the state of Delaware and is headquartered in Rockville, Maryland.

Follow-on Public Offering

On March 27, 2017, the Company completed a follow-on public offering whereby the Company sold 3,700,000 shares of common stock at a price of $20.50 per share. The aggregate net proceeds received by the Company from the offering were $70.8 million, net of underwriting discounts and commissions and offering expenses payable by the Company. In connection with the offering, the Company granted the underwriters an option to purchase up to 555,000 additional shares of common stock at the public offering price. On April 26, 2017, the option was exercised in full, resulting in an additional $10.7 million in net proceeds received by the Company, net of underwriting discounts and commissions.

Liquidity and Risks

As of March 31, 2017, the Company had generated an accumulated deficit of $136.6 million since inception. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. As of March 31, 2017, the Company had cash, cash equivalents and marketable securities of $209.6 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these financial statements were issued.

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, development by the Company or its competitors of technological innovations, risks of failure of clinical trials, dependence on key personnel, protection of proprietary technology, compliance with government regulations and ability to transition from clinical manufacturing to commercial production of products.

2. Summary of Significant Accounting Policies

Basis of Presentation and Unaudited Interim Financial Information

The accompanying financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (SEC) on March 7, 2017. Certain information and footnote disclosures required by GAAP which are normally included in the Company’s annual financial statements have been omitted pursuant to SEC rules and regulations for interim reporting. In the opinion of management, the accompanying financial statements reflect all adjustments, which include all normal and recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2017, and the results of its operations and its cash flows for the interim periods ended March 31, 2017 and 2016.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss applicable to holders of common stock by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, outstanding stock options, outstanding restricted stock units and withholdings under the employee stock purchase plan are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive. Contingently convertible shares in which conversion is based on non-market-priced contingencies are excluded from the calculations of both basic and diluted net loss per share until the contingency has been fully met. Accordingly, basic and diluted net loss per share were the same for all periods presented.

Recently Announced Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment awards including income tax consequences, classification of awards as either equity or liabilities and classification within the statement of cash flows. Additionally, the standard allows companies to elect not to estimate forfeitures of share-based awards for purposes of recognizing stock-based compensation expense, and account for forfeitures as they occur. The standard is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted upon issuance. The Company has adopted this standard effective January 1, 2017, and upon adoption, has elected not to estimate forfeitures of share-based awards, which requires retrospective application in the financial statements. The Company has estimated a forfeiture rate of zero on all share-based awards granted since its inception. Additionally, the adoption of this standard had no material impact on the Company’s tax provision or classification of the Company’s share-based awards. Accordingly, the application of this standard had no material impact on the Company’s financial position or results of operations.

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

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2017
Corporate bonds	$127,643	$35	$(172)	$127,506
	$127,643	$35	$(172)	$127,506

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016
Corporate bonds	$133,424	$82	$(298)	$133,208
Common equity securities	300	618	—	918
	$133,724	$700	$(298)	$134,126

Common equity securities reported as of December 31, 2016 consisted of shares of common stock of Audentes Therapeutics, Inc. (Audentes), which became a publicly traded company in July 2016. The Company obtained these shares in connection with a license granted to Audentes in July 2013. As of March 31, 2017, the Company had sold all of its shares of Audentes common stock.

As of March 31, 2017 and December 31, 2016, no available-for-sale securities had remaining maturities greater than three years.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of March 31, 2017 and December 31, 2016, the balance in the Company’s accumulated other comprehensive loss consisted solely of net unrealized gains and losses on available-for-sale securities, net of income tax effects and reclassification adjustments for realized gains and losses. For the three months ended March 31, 2017, the Company recognized net unrealized losses on available-for-sale securities of $0.1 million and income tax expense of $0 in other comprehensive loss for the period. The Company recognized net realized gains of $0.5 million on the sale or maturity of available-for-sale securities during the three months ended March 31, 2017, which were reclassified out of accumulated other comprehensive loss during the period and are included in investment income in statements of operations and comprehensive loss.

The Company did not hold any securities in an unrealized loss position for more than 12 months as of March 31, 2017 or December 31, 2016. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of March 31, 2017 and December 31, 2016 was $89.9 million and $102.5 million, respectively. As of March 31, 2017, securities held by the Company which were in an unrealized loss position consisted of 32 investment grade corporate bond positions. The Company has the intent and ability to hold such securities until recovery and has determined that none of its investments were other-than-temporarily impaired as of March 31, 2017 or December 31, 2016.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. Cash equivalents consist solely of money market mutual funds. Marketable securities consist of corporate debt securities, as well as common equity securities as disclosed in Note 3. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2017
Money market mutual funds (cash equivalents)	$—	$82,045	$—	$82,045
Corporate bonds (marketable securities)	—	127,506	—	127,506
	$—	$209,551	$—	$209,551

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2016
Money market mutual funds (cash equivalents)	$—	$24,840	$—	$24,840
Corporate bonds (marketable securities)	—	133,208	—	133,208
Common equity securities (marketable securities)	918	—	—	918
	$918	$158,048	$—	$158,966

There were no transfers of financial instruments between levels of the fair value hierarchy during the three months ended March 31, 2017.

Management estimates that the carrying amounts of its accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Computer equipment and software	$1,167	$1,038
Lab equipment	4,866	2,780
Furniture and fixtures	1,251	1,213
Leasehold improvements	4,955	4,917
Total property and equipment	12,239	9,948
Accumulated depreciation and amortization	(1,178)	(624)
Property and equipment, net	$11,061	$9,324

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

In March 2015, the Company entered into a 5.5-year, non-cancelable operating lease for office space in Rockville, Maryland. The lease commenced in April 2015, and expires in September 2020. The Company has options to extend the lease for up to 6 years. Monthly payments under the lease began in October 2015 and escalate annually in accordance with the lease agreement.

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

In January 2016, the Company entered into a 7.5-year, non-cancelable operating lease for additional office space in Rockville, Maryland. The lease commenced in February 2016, and expires in September 2023. Monthly payments under the lease began in September 2016 and escalate annually in accordance with the lease agreement. The Company received a $0.7 million tenant improvement allowance from the landlord which will be deferred and amortized on a straight-line basis as a reduction of rent expense over the term of lease.

In May 2016, the Company entered into a 51-month, non-cancelable operating lease for additional office space in New York, New York. The lease commenced in July 2016, and expires in October 2020. Monthly payments under the lease began in October 2016 and escalate annually in accordance with the lease agreement. Under the terms of the lease agreement, the Company has provided the landlord with an irrevocable letter of credit of $0.2 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease. As of March 31, 2017, the Company has recorded restricted cash of $0.2 million as collateral to the financial institution which issued the letter of credit.

As of March 31, 2017, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating
Leases
2017 (remainder of year)	$1,199
2018	1,638
2019	1,686
2020	1,605
2021	665
Thereafter	952
Total minimum lease payments	$7,745

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

Expenses incurred by the Company related to its license from Penn were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Sublicense fees	$46	$33
Royalties on sales of reagents	—	2
Maintenance of licensed patents	84	29
	$130	$64

As of March 31, 2017 and December 31, 2016, the Company had accrued $0.1 million and $0.2 million, respectively, in expenses payable to Penn under the license agreement, which are included in accounts payable and accrued expenses on the Company’s balance sheets.

GlaxoSmithKline LLC. In March 2009, the Company entered into a license agreement, as amended, with GlaxoSmithKline LLC (GSK) for exclusive, worldwide rights to certain patents underlying the Company’s NAV® Technology Platform which are owned by Penn and exclusively licensed to GSK. Under the terms of the agreement, in consideration for the license, the Company issued to GSK 19.9 percent of the then outstanding membership interest in the LLC on a fully diluted basis after issuance. The Company is obligated to pay GSK royalties on net sales and sublicense fees, if any. Additionally, the Company is obligated to reimburse GSK for certain costs incurred and invoiced to the Company related to the maintenance of the licensed patents. The Company is obligated to pay GSK up to $1.5 million upon the achievement of various milestones. As of March 31, 2017, no milestones have been achieved, or deemed probable of achievement, and accordingly no milestone payments were payable to GSK.

Expenses incurred by the Company related to its license from GSK were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Sublicense fees	$46	$33
Royalties on sales of reagents	—	1
Maintenance of licensed patents	145	92
	$191	$126

As of March 31, 2017 and December 31, 2016, the Company had accrued $0.2 million and $0.4 million, respectively, in expenses payable to GSK under the license agreement, which are included in accounts payable and accrued expenses on the Company’s balance sheets.

Regents of the University of Minnesota. In November 2014, the Company entered into a license agreement, as amended, with Regents of the University of Minnesota (Minnesota), for an exclusive license under certain patent rights to commercialize products covered by the licensed patent rights in any country or territory in which a licensed patent has been issued and is unexpired, or a licensed patent application is pending. In consideration for the license, the Company paid an up-front fee, and reimbursed Minnesota for patent maintenance expenses, for a total of less than $0.1 million. Under the terms of the agreement, the Company is obligated to pay Minnesota annual maintenance fees of less than $0.1 million per year on each anniversary date of the agreement. Additionally, the Company is obligated to pay royalties on net sales and sublicense fees, if any, and up to $0.1 million per licensed product upon the achievement of various milestones. In November 2016, the license with Minnesota was amended to include additional patent rights. In consideration for the additional patent rights, the Company paid an up-front fee of less than $0.1 million.

As of March 31, 2017, no milestones have been achieved, or deemed probable of achievement, and accordingly no milestone payments were payable to Minnesota. Additionally, the Company has not incurred any royalties or sublicense fees payable to Minnesota since the inception of the license agreement. As of March 31, 2017 and December 31, 2016, the Company had accrued less than $0.1 million in patent maintenance expenses and up-front fees payable to Minnesota under the license agreement.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2017 and December 31, 2016, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded any related liabilities.

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

Milestone fees are payable to the Company upon the achievement of specific clinical and regulatory developments by licensees. As of March 31, 2017, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, could result in aggregate milestone fees payable to the Company of up to $0.5 million upon the submission of preclinical regulatory filings, $24.7 million upon the commencement of various stages of clinical trials, $40.0 million upon the submission of regulatory approval filings, $97.5 million upon the approval of commercial products by regulatory agencies and $92.0 million upon the achievement of specified sales targets for licensed products.

License revenue consists of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Maintenance fees for commercial licenses	$250	$250
Research and other license revenue	205	78
	$455	$328

8. Stock-based Compensation

In January 2017, an additional 1,059,065 shares became available for issuance under the 2015 Equity Incentive Plan (2015 Plan). As of March 31, 2017, the total number of shares of common stock authorized for issuance under the 2015 Plan and 2014 Stock Plan (2014 Plan) was 8,236,603, of which 2,137,390 remain available for future grants under the 2015 Plan.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	$2,439	$1,546
Restricted stock units	69	—
Employee stock purchase plan	83	—
	$2,591	$1,546

As of March 31, 2017, the Company had $26.2 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (2015 ESPP), which is expected to be recognized over a weighted-average period of 3.2 years.

The Company has recorded aggregate stock-based compensation expense in the statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$1,238	$392
General and administrative	1,353	1,154
	$2,591	$1,546

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2016	5,118	$7.77	8.5	$57,400
Granted	758	$19.28
Exercised	(46)	$3.54
Cancelled or forfeited	(106)	$13.52
Outstanding at March 31, 2017	5,724	$9.22	8.5	$59,552
Exercisable at March 31, 2017	2,612	$5.15	7.9	$37,632
Vested and expected to vest at March 31, 2017	5,724	$9.22	8.5	$59,552

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2017 was $13.18. During the three months ended March 31, 2017, the total number of stock options exercised was 45,570, resulting in total proceeds of $0.2 million. The total intrinsic value of options exercised during the three months ended March 31, 2017 was $0.7 million.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2016	40	$20.90
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance at March 31, 2017	40	$20.90

Employee Stock Purchase Plan

As of March 31, 2017, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 254,000, of which 232,294 remain available for future issuance. During the three months ended March 31, 2017, 21,706 shares of common stock were issued under the 2015 ESPP.

9. Related Party Transactions

FOXKISER LLP

Effective January 2016, the Company entered into a Professional Services Agreement with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of one current and one former member of the Board of Directors, pursuant to which the Company incurs a fixed monthly fee in consideration for certain strategic planning, development and regulatory services provided by FOXKISER. The agreement expired in December 2016, and effective January 2017 the Company entered into a new Professional Services Agreement with FOXKISER, which has a term of one year and is terminable by either party, at any time, upon sixty days’ prior written notice to the other party. Costs incurred under the agreements with FOXKISER for the three months ended March 31, 2017 and 2016 were $0.4 million and $0.2 million, respectively, which have been recorded as research and development expenses in the statements of operations and comprehensive loss.

Special Scientific Advisor

In September 2014, the Company entered into an advisory agreement, as amended, with James M. Wilson, M.D., Ph.D., the Company’s Scientific Founder and Special Advisor (formerly the Company’s Chief Scientific Advisor), who is also the Chairman of the Company’s Scientific Advisory Board. The agreement required a fixed monthly payment in consideration for scientific advisory services and expired in March 2017. The advisor will continue to provide services at no cost to the Company pursuant to a new advisory agreement entered into in March 2017. During the three months ended March 31, 2017 and 2016, the Company incurred advisory fees of $0.1 million and $0.1 million, respectively, under the agreements. Additionally, the Company has granted options to purchase 211,600 shares of common stock to the Scientific Founder and Special Advisor as compensation for services to be provided to the Company, which vest partially upon the completion of service conditions and partially upon the achievement of specified performance conditions as set forth in the award agreements.

10. Net Loss Per Share

The following potentially dilutive securities outstanding at the end of the period were excluded from the computations of diluted weighted-average shares outstanding for the periods indicated as they would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options issued and outstanding	5,724	4,718
Unvested restricted stock units outstanding	40	—
Employee stock purchase plan	16	—
	5,780	4,718

Amounts in the table above reflect the common stock equivalents of the noted instruments.

11. Supplemental Disclosures

Accrued expenses and other current liabilities consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued personnel costs	$2,965	$3,338
Accrued external research and development expenses	1,586	3,005
Accrued external general and administrative expenses	819	672
Accrued purchases of property and equipment	129	844
Other accrued expenses and current liabilities	330	267
	$5,829	$8,126

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of REGENXBIO Inc.’s financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 7, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

•

RGX-111: We are developing RGX-111 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type I (MPS I), a severe genetic lysosomal storage disease caused by deficiency of α-l-iduronidase (IDUA), an enzyme required for breakdown of cellular waste products. We expect to file an IND with the FDA for RGX-111 for the treatment of MPS I in mid-2017 and expect to begin enrollment in a Phase I/II clinical trial in the second half of 2017.

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

On March 27, 2017, we closed a follow-on public offering whereby we sold 3,700,000 shares of common stock at a price of $20.50 per share. The aggregate net proceeds from the offering were $70.8 million, net of underwriting discounts and commissions and offering expenses payable by us. In connection with the offering, we granted the underwriters an option to purchase up to 555,000 additional shares of common stock at the public offering price. On April 26, 2017, the option was exercised in full, resulting in an additional $10.7 million in net proceeds from the offering, net of underwriting discounts and commissions.

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

Grant Revenue

Grant revenue is generated through research and development grant programs offered by the United States (U.S.) federal government and the European Union (EU). As of March 31, 2017, all grants from the U.S. federal government have been completed. Grant revenue is expected to decrease in future periods as we expect to incur significantly less costs under the MeuSIX grant funded by the EU. We are not currently seeking any further grant awards.

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

During the three months ended March 31, 2017 and 2016, external research and development expense for our lead product candidates were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
RGX-111	$1,195	$695
RGX-121	2,863	414
RGX-314	1,367	750
RGX-501	2,425	318
Unallocated and other	2,388	987
	$10,238	$3,164

The remainder of research and development expenses for the three months ended March 31, 2017 and 2016 include personnel-related and overhead costs allocated to research and development functions.

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

Other Income

Other income primarily includes investment income. Investment income consists of interest income earned on cash equivalents and marketable securities. Cash equivalents are comprised of money market mutual funds and marketable securities are comprised of primarily corporate debt securities.

Critical Accounting Policies and Significant Judgments and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 of the accompanying unaudited financial statements and in Note 2 to our audited financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in our critical accounting policies since December 31, 2016.

Results of Operations

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Revenues
License revenue	$455	$328	$127
Reagent sales	—	59	(59)
Grant revenue	—	6	(6)
Total revenues	455	393	62
Expenses
Costs of revenues
Licensing costs	91	66	25
Costs of reagent sales	—	30	(30)
Research and development	16,619	6,183	10,436
General and administrative	6,622	5,479	1,143
Other operating expenses (income)	45	(114)	159
Total operating expenses	23,377	11,644	11,733
Loss from operations	(22,922)	(11,251)	(11,671)
Other Income
Investment income	929	483	446
Total other income	929	483	446
Net loss	$(21,993)	$(10,768)	$(11,225)

Comparison of the Three Months Ended March 31, 2017 and 2016

Research and Development Expense. Research and development expenses increased by $10.4 million, from $6.2 million for the three months ended March 31, 2016 to $16.6 million for the three months ended March 31, 2017. This increase is primarily attributable to the following:

•	an increase of $4.6 million for externally sourced manufacturing process development and manufacturing of material for clinical trials related to RGX-501, RGX-314, RGX-111 and RGX-121;
•

an increase of $2.9 million for personnel costs as a result of increased employee headcount, including a $0.8 million increase in stock-based compensation expense, as well as recruiting costs associated with the hiring of key research and development personnel;

•

an increase of $1.2 million for externally sourced preclinical research and development services related to our internal product candidates and the advancement of our technology and other potential product candidates; and

•	an increase of $0.8 million for clinical trial activities primarily associated with RGX-501 and RGX-314.

General and Administrative Expense. General and administrative expenses increased by $1.1 million, from $5.5 million for the three months ended March 31, 2016 to $6.6 million for the three months ended March 31, 2017. This increase is primarily attributable to an increase of $1.1 million for personnel costs as a result of increased employee headcount, including a $0.2 million increase in stock-based compensation expense, as well as recruiting costs associated with the hiring of general corporate personnel.

Investment Income. Investment income increased by $0.4 million, from $0.5 million for the three months ended March 31, 2016 to $0.9 million for the three months ended March 31, 2017. This increase is primarily attributable to net realized gains of $0.5 million recognized on the sale of investments during the three months ended March 31, 2017.

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

In March 2017, we closed a follow-on public offering whereby we sold 3,700,000 shares of common stock at a price of $20.50 per share. The aggregate net proceeds from the offering were $70.8 million, net of underwriting discounts and commissions and offering expenses payable by us. In connection with the offering, we granted the underwriters an option to purchase up to 555,000 additional shares of common stock at the public offering price. In April 2017, the option was exercised in full, resulting in an additional $10.7 million in net proceeds from the offering, net of underwriting discounts and commissions.

As of March 31, 2017, we had cash, cash equivalents and marketable securities of $209.6 million. We expect that our cash, cash equivalents and marketable securities as of March 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements for at the least the next 12 months from the date of this report, based on our current business plan.

We have incurred losses since our inception and, as of March 31, 2017, had an accumulated deficit of $136.6 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future. As a result, we will need additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Cash Flows

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(17,481)	$(7,887)
Net cash provided by (used in) investing activities	3,163	(10,739)
Net cash provided by financing activities	71,523	21
Net increase (decrease) in cash and cash equivalents	$57,205	$(18,605)

Operating Activities

Net cash used in operating activities increased by $9.6 million during the three months ended March 31, 2017 from the three months ended March 31, 2016. The increase is primarily attributable to increased employee headcount and significant increases in research and development and general and administrative expenses.

For the three months ended March 31, 2017, our net cash used in operating activities of $17.5 million consisted of a net loss of $22.0 million, offset by $3.2 million in adjustments for non-cash items and changes in working capital of $1.3 million. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $2.6 million, depreciation and amortization expense of $0.6 million and net amortization of premiums on marketable debt securities of $0.5 million. The change in working capital was primarily attributable to an increase in accounts payable of $2.5 million and a decrease in accounts receivable of $0.8 million, partially offset by a decrease in accrued expenses and other current liabilities of $1.9 million. The increase in accounts payable is largely driven by research and development expenses related to manufacturing and clinical trial activities incurred in 2017 and payable as of March 31, 2017. The decrease in accounts receivable is largely driven by the collection of grant proceeds and maintenance fees from commercial licenses which were receivable by us as of December 31, 2016. The decrease in accrued expenses and other current liabilities is largely driven by decreases in accrued personnel costs, external research and development expenses and purchases of property and equipment.

For the three months ended March 31, 2016, our net cash used in operating activities of $7.9 million consisted of a net loss of $10.8 million, offset by $2.1 million in adjustments for non-cash items and changes in working capital of $0.8 million. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $1.5 million and net amortization of premiums on marketable debt securities of $0.5 million. The change in working capital was primarily attributable to an increase in accrued expenses and other current liabilities of $1.2 million and an increase in deferred rent of $0.5 million, and was partially offset by an increase in other current assets of $0.4 million.

Investing Activities

For the three months ended March 31, 2017, net cash provided by investing activities primarily consisted of $11.3 million in sales and maturities of marketable securities, partially offset by $5.2 million to purchase marketable securities and $2.9 million to purchase property and equipment.

For the three months ended March 31, 2016, net cash used in investing activities consisted of $20.4 million to purchase marketable securities and $0.4 million to purchase property and equipment, offset by $10.1 million in maturities of marketable securities.

Financing Activities

For the three months ended March 31, 2017, net cash provided by financing activities primarily consisted of $71.3 million in aggregate net proceeds from a follow-on public offering of common stock, net of underwriting discounts and commissions, offset by an additional $0.1 million in offering expenses paid by us during the period.

For the three months ended March 31, 2016, net cash provided by financing activities consisted of less than $0.1 million in proceeds received from the exercise of stock options.

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

We expect that our cash, cash equivalents and marketable securities as of March 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan. We intend to devote the majority of our current capital to clinical development and regulatory approval of our internally developed product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the amount of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

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

Contractual Obligations, Commitments and Contingencies

There have been no material changes to our contractual obligations, commitments and contingencies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For additional information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our exposure to market risk during the three months ended March 31, 2017.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2017 that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors set forth below as well as the other information contained in this Quarterly Report on Form 10-Q and in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 7, 2017. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations. In these circumstances, the market price of our common stock would likely decline and you could lose all or part of your investment.

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

Since inception, we have incurred substantial net losses. Our net losses for the three months ended March 31, 2017 and the years ended December 31, 2016 and 2015, were $22.0 million, $63.0 million and $22.8 million, respectively. As of March 31, 2017, we had an accumulated deficit of $136.6 million. We historically have financed our operations primarily through private and public offerings of our equity securities and sublicensing rights to our NAV Technology Platform. We have devoted substantially all of our efforts to licensing our NAV Technology Platform and to research and development, including preclinical and clinical development of our product candidates, as well as to building out our team. Our only clinical programs are RGX-314 and RGX-501, and we expect that it could be several years, if ever, before we commercialize an internal product candidate. We license certain intellectual property related to our NAV Technology Platform to third parties. Our NAV Technology Licensees have multiple preclinical studies and clinical trials in progress. However, no NAV Technology Licensee has an approved or commercialized gene therapy product based on such licensing program. We expect to generate only limited revenue, if any, from our current NAV Technology Licensees and any future NAV Technology Licensees in the near term. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2017, our cash, cash equivalents and marketable securities were $209.6 million. We expect that our cash, cash equivalents and marketable securities as of March 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act (Section 404) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. When we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), our management report on internal control over financial reporting will need to be attested to by our independent registered public accounting firm. We have not had, and do not expect to have, our independent registered public accounting firm attest to our management report on internal control over financial reporting while we are an emerging growth company. Had our independent registered public accounting firm performed an evaluation of the effectiveness of our internal control over financial reporting in accordance with Section 404, it is possible that material weaknesses may have been identified.

If we have, or fail to identify, a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis, the accuracy and timing of our financial reporting may be adversely affected and our financial statements may be materially misstated. In addition, our internal control over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

In February 2009, we entered into an exclusive worldwide license agreement with Penn for patent and other intellectual property rights relating to a gene therapy technology platform based on certain novel recombinant AAV vectors discovered at Penn in the laboratory of James M. Wilson. This license agreement has been amended from time to time. In February 2009, we also entered into a sponsored research agreement (the 2009 SRA) with Penn pursuant to which we fund the nonclinical research of Dr. Wilson relating to AAV gene therapy and obtain an option to acquire an exclusive worldwide license in certain intellectual property created pursuant to such 2009 SRA. In December 2014, we entered into another sponsored research agreement (the 2014 SRA) with Penn funding related nonclinical research of Dr. Wilson. The 2009 SRA and the 2014 SRA have each been amended from time to time.

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

We may not be successful in finding strategic collaborators for continuing development of certain of our product candidates or successfully commercializing our product candidates.

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

Although we maintain workers’ compensation insurance for certain costs and expenses we may incur due to work-related injuries to our employees, this insurance may not provide adequate coverage against potential liabilities. Although we maintain insurance for claims that may be asserted against us in connection with our storage or disposal of biologic, hazardous or radioactive materials, this insurance may not be adequate to cover all liabilities that we may incur in connection with such claims.

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

Additionally, in June 2016, a majority of United Kingdom (UK) voters voted for the UK to exit the European Union (Brexit) and in March 2017, the UK government provided official legal notification to the European Union that the UK will exit the European Union. The timing and completion of Brexit is subject to judicial and parliamentary developments in the UK, as well as any legal challenges. The economic effects of Brexit will depend on any agreements the UK makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets. Brexit is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which European Union laws to replace or replicate. Any of these effects of Brexit, and any other effects we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

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

We rely on third parties for aspects of our business. Our revenue for the three months ended March 31, 2017 and the year ended December 31, 2016, consisted of license revenue, grant revenue and the sale of licensed reagents to third-parties for use in research and development. Five customers accounted for 100% of our total revenue for the three months ended March 31, 2017. Each of the five customers accounted for more than 10% of revenue for the three months ended March 31, 2017. Two customers accounted for approximately 68% of our total revenue for the year ended December 31, 2016. No other customer accounted for more than 10% of revenue for the year ended December 31, 2016. Future license revenue is uncertain due to the contingent nature of our licenses granted to third-parties. We expect grant revenue to decrease in the future as we are not currently seeking any further grant awards. We do not dedicate significant resources to sales efforts for reagents and, accordingly, future revenue from sales of reagents is uncertain and may fluctuate significantly from period to period.

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

As of March 31, 2017, our executive officers, directors, holders of more than five percent of our capital stock and their respective affiliates beneficially owned approximately 48.0% of our outstanding capital stock. As a result, these stockholders may be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company with which our public stockholders disagree.

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

Shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended. Additionally, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC up to a certain number of shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market, subject to Rule 144 transfer restrictions applicable to affiliates. We registered 5,057,458 shares of common stock held by certain of our stockholders in a registration statement on Form S-3 filed with the SEC on December 16, 2016 and declared effective as of January 6, 2017. Such stockholders are able to freely trade such shares of common stock.

Furthermore, certain of our employees, directors, officers and affiliates have entered into Rule 10b5‑1 plans providing for transactions of our securities from time to time. Under a Rule 10b5‑1 plan, a broker executes trades pursuant to parameters established by the securityholder when entering into the plan, without further direction from the securityholder. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. A Rule 10b5‑1 plan may be amended or terminated in some circumstances. If any additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. We do not undertake to report the entry into, or the amendment or termination of, any Rule 10b5‑1 plans adopted by our employees, directors, officers or affiliates in the future, except to the extent required by law.

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

Our business could be negatively affected as a result of the actions of activist stockholders.

Proxy contests have been waged against many companies in the biopharmaceutical industry over the last several years. If faced with a proxy contest or other type of shareholder activism, we may not be able to respond successfully to the contest or dispute, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest or shareholder dispute involving us or our partners because:

•	responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees;
•

perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•

if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders.

These actions could cause our stock price to decrease and experience periods of increased volatility.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

10.1*+	Employment Agreement effective as of March 27, 2017 between the Registrant and Olivier Danos, Ph.D.

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.

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

REGENXBIO Inc.

Dated: May 9, 2017	/s/ Kenneth T. Mills
Kenneth T. Mills
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2017	/s/ Vittal Vasista
Vittal Vasista
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

10.1*+	Employment Agreement effective as of March 27, 2017 between the Registrant and Olivier Danos, Ph.D.

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.

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