Form 10-Q
period 2017-06-30
REGENXBIO Inc.
filed 2017-08-08
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, there were 30,894,443 outstanding shares of the registrant’s common stock, $0.0001 par value per share.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other important factors, including those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, which we filed with the Securities and Exchange Commission (the SEC) on March 7, 2017. In light of these risks, uncertainties, assumptions and other factors, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

As used in this Quarterly Report on Form 10-Q, the terms “REGENXBIO,” “Registrant,” “we,” “us,” and “our” mean REGENXBIO Inc. and its subsidiary, on a consolidated basis, unless the context indicates otherwise.

NAV, REGENXBIO and the REGENXBIO logos are our registered trademarks. Any other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$57,649	$24,840
Marketable securities	104,434	64,714
Accounts receivable	50	1,032
Prepaid expenses	2,432	1,775
Other current assets	1,252	1,010
Total current assets	165,817	93,371
Marketable securities	46,417	69,412
Property and equipment, net	11,524	9,324
Restricted cash	225	225
Other assets	393	400
Total assets	$224,376	$172,732
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,948	$1,543
Accrued expenses and other current liabilities	7,514	8,126
Total current liabilities	11,462	9,669
Deferred rent, net of current portion	1,217	1,326
Total liabilities	12,679	10,995
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at June 30, 2017 and December 31, 2016; 30,853 and 26,477 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	363,393	276,354
Accumulated other comprehensive loss	(646)	(33)
Accumulated deficit	(151,053)	(114,587)
Total stockholders’ equity	211,697	161,737
Total liabilities and stockholders’ equity	$224,376	$172,732

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
License revenue	$6,555	$2,245	$7,010	$2,573
Reagent sales	—	107	—	166
Grant revenue	7	23	7	29
Total revenues	6,562	2,375	7,017	2,768
Expenses
Costs of revenues
Licensing costs	1,311	449	1,402	515
Costs of reagent sales	6	49	6	79
Research and development	13,917	10,680	30,536	16,863
General and administrative	6,355	6,169	12,977	11,648
Other operating expenses (income)	29	(20)	74	(134)
Total operating expenses	21,618	17,327	44,995	28,971
Loss from operations	(15,056)	(14,952)	(37,978)	(26,203)
Other Income
Investment income	583	515	1,512	998
Total other income	583	515	1,512	998
Net loss	$(14,473)	$(14,437)	$(36,466)	$(25,205)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of reclassifications of $480 for the six months ended June 30, 2017	(74)	246	(613)	1,240
Total other comprehensive income (loss)	(74)	246	(613)	1,240
Comprehensive loss	$(14,547)	$(14,191)	$(37,079)	$(23,965)
Net loss applicable to common stockholders	$(14,473)	$(14,437)	$(36,466)	$(25,205)
Basic and diluted net loss per common share	$(0.47)	$(0.55)	$(1.27)	$(0.96)
Weighted-average basic and diluted common shares	30,662	26,362	28,678	26,344

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(36,466)	$(25,205)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,074	3,202
Net amortization of premiums and accretion of discounts on marketable debt securities	945	987
Depreciation and amortization	1,257	104
Realized gains on sales of marketable securities	(480)	—
Other non-cash adjustments	40	—
Changes in operating assets and liabilities
Accounts receivable	982	1,353
Prepaid expenses	(657)	(460)
Other current assets	(242)	(586)
Other assets	(86)	(98)
Accounts payable	2,723	930
Accrued expenses and other current liabilities	(31)	2,982
Advance payments	—	(127)
Deferred rent	(89)	601
Net cash used in operating activities	(27,030)	(16,317)
Cash flows from investing activities
Purchases of marketable securities	(46,593)	(32,261)
Maturities of marketable securities	28,010	26,131
Sales of marketable securities	780	—
Purchases of property and equipment	(4,609)	(1,491)
Restricted cash	—	(225)
Net cash used in investing activities	(22,412)	(7,846)
Cash flows from financing activities
Proceeds from exercise of stock options	329	130
Proceeds from issuance of common stock under employee stock purchase plan	147	—
Proceeds from public offering of common stock, net of underwriting discounts and commissions	81,994	—
Issuance costs for public offering of common stock	(219)	—
Net cash provided by financing activities	82,251	130
Net increase (decrease) in cash and cash equivalents	32,809	(24,033)
Cash and cash equivalents
Beginning of period	24,840	54,116
End of period	$57,649	$30,083
Supplemental disclosures of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$—	$939
Issuance costs for public offering of common stock in accounts payable and accrued expenses	$193	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Follow-on Public Offering

On March 27, 2017, the Company completed a follow-on public offering whereby the Company sold 3,700,000 shares of common stock at a price of $20.50 per share. In connection with the offering, the Company granted the underwriters an option to purchase up to 555,000 additional shares of common stock at the public offering price. The underwriters exercised the option in full and purchased the additional shares on April 26, 2017. The aggregate net proceeds received by the Company from the offering, inclusive of the underwriters’ option exercise, were $81.5 million, net of underwriting discounts and commissions and offering expenses payable by the Company.

Liquidity and Risks

As of June 30, 2017, the Company had generated an accumulated deficit of $151.1 million since inception. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. As of June 30, 2017, the Company had cash, cash equivalents and marketable securities of $208.5 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 7, 2017. Certain information and footnote disclosures required by GAAP which are normally included in the Company’s annual consolidated financial statements have been omitted pursuant to SEC rules and regulations for interim reporting. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which include all normal and recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2017, and the results of its operations and its cash flows for the interim periods ended June 30, 2017 and 2016.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year, any other interim periods, or any future year or period. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, REGENXBIO EU Ltd., which was formed in June 2017. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the consolidated financial statements. Estimates are used in the following areas, among others: stock-based compensation expense, accrued research and development expenses and the fair value of financial instruments.

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

Recently Announced Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment awards including income tax consequences, classification of awards as either equity or liabilities and classification within the statement of cash flows. Additionally, the standard allows companies to elect not to estimate forfeitures of share-based awards for purposes of recognizing stock-based compensation expense, and account for forfeitures as they occur. The standard is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted upon issuance. The Company has adopted this standard effective January 1, 2017, and upon adoption, has elected not to estimate forfeitures of share-based awards, which requires retrospective application in the consolidated financial statements. The Company has estimated a forfeiture rate of zero on all share-based awards granted since its inception. Additionally, the adoption of this standard had no material impact on the Company’s tax provision or classification of the Company’s share-based awards. Accordingly, the application of this standard had no material impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of the guidance under ASU 2014-09 by one year. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies various aspects of Topic 606, including the identification of performance obligations and the implementation of licensing guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies various additional aspects of Topic 606, including the assessment of collectability, presentation of sales taxes and other similar taxes collected from customers, the measurement date for transactions with non-cash consideration as well as transitional issues and other technical corrections regarding the adoption of new standards under Topic 606. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies various additional narrow aspects of Topic 606. The standards are effective for annual and interim reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has elected not to early adopt these standards. The Company is currently evaluating these standards and their potential impact, and believes the standards will significantly impact the Company’s revenue recognition polices for license revenue. Aspects of Topic 606 which may potentially impact the Company’s policies and disclosures for license revenue include, but are not limited to, the identification of performance obligations, determination and allocation of the contract price, including variable consideration, implementation of the licensing guidance and the determination of the proper method of revenue recognition for intellectual property licenses. While the new standards will impact the Company’s revenue recognition policies and disclosures, management’s evaluation is not yet complete and management has not yet determined the potential effects these new standards may have on the Company’s financial position or results of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when modification accounting should be applied for changes to terms or conditions of a share-based award. The standard is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted, and is to be applied prospectively upon adoption. The Company does not believe the application of this standard will have a material impact on the Company’s financial position or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is evaluating the application of this ASU, but has not yet determined the potential effects it may have on the Company’s consolidated financial statements.

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

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017
Corporate bonds	$146,069	$18	$(229)	$145,858
Commercial paper	4,993	—	—	4,993
	$151,062	$18	$(229)	$150,851

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016
Corporate bonds	$133,424	$82	$(298)	$133,208
Common equity securities	300	618	—	918
	$133,724	$700	$(298)	$134,126

Common equity securities reported as of December 31, 2016 consisted of shares of common stock of Audentes Therapeutics, Inc. (Audentes), which became a publicly traded company in July 2016. The Company obtained these shares in connection with a license granted to Audentes in July 2013. The Company sold all of its shares of Audentes common stock during the first quarter of 2017.

As of June 30, 2017 and December 31, 2016, no available-for-sale securities had remaining maturities greater than three years.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of June 30, 2017 and December 31, 2016, the balance in the Company’s accumulated other comprehensive loss consisted solely of net unrealized gains and losses on available-for-sale securities, net of income tax effects and reclassification adjustments for realized gains and losses. During the three and six months ended June 30, 2017, the Company recognized net unrealized losses on available-for-sale securities of $0.1 million and $0.1 million, respectively, and income tax expense of $0 in other comprehensive loss for the periods. The Company recognized realized gains of $0 and $0.5 million on the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2017, respectively, which were reclassified out of accumulated other comprehensive loss during the periods and are included in investment income in the consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2016, the Company recognized net unrealized gains on available-for-sale securities of

$0.2 million and $1.2 million, respectively, and income tax expense of $0 in other comprehensive income for the periods. The Company did not recognize any realized gains or losses on the sale or maturity of marketable securities for the three or six months ended June 30, 2016.

The Company did not hold any securities in an unrealized loss position for more than 12 months as of June 30, 2017 or December 31, 2016. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of June 30, 2017 and December 31, 2016 was $127.2 million and $102.5 million, respectively. As of June 30, 2017, securities held by the Company which were in an unrealized loss position consisted of 45 investment grade corporate bond positions. The Company has the intent and ability to hold such securities until recovery and has determined that none of its investments were other-than-temporarily impaired as of June 30, 2017 or December 31, 2016.

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

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2017
Money market mutual funds (cash equivalents)	$—	$57,649	$—	$57,649
Corporate bonds (marketable securities)	—	145,858	—	145,858
Commercial paper (marketable securities)	—	4,993	—	4,993
	$—	$208,500	$—	$208,500

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2016
Money market mutual funds (cash equivalents)	$—	$24,840	$—	$24,840
Corporate bonds (marketable securities)	—	133,208	—	133,208
Common equity securities (marketable securities)	918	—	—	918
	$918	$158,048	$—	$158,966

There were no transfers of financial instruments between levels of the fair value hierarchy during the six months ended June 30, 2017.

Management estimates that the carrying amounts of its accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Computer equipment and software	$1,276	$1,038
Lab equipment	5,896	2,780
Furniture and fixtures	1,271	1,213
Leasehold improvements	4,961	4,917
Total property and equipment	13,404	9,948
Accumulated depreciation and amortization	(1,880)	(624)
Property and equipment, net	$11,524	$9,324

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

In March 2015, the Company entered into a 5.5-year, non-cancelable operating lease for office space at 9712 Medical Center Drive in Rockville, Maryland. The lease commenced in April 2015, and expires in September 2020. The Company has options to extend the lease for up to 6 years. Monthly payments under the lease began in October 2015 and escalate annually in accordance with the lease agreement.

In September 2015 and November 2015, the Company amended the 9712 Medical Center Drive lease to include additional office and laboratory space at 9714 Medical Center Drive and extend the term of the lease for its existing space at that facility to October 2020. The lease term for the additional space commenced in April 2016, and has a 5-year term expiring in March 2021. The Company has options to extend the lease for the additional space to be coterminous with the Company’s existing lease at that facility. Monthly payments under the lease escalate annually in accordance with the lease agreement. The Company received a $0.3 million tenant improvement allowance from the landlord which will be deferred and amortized on a straight-line basis as a reduction of rent expense over the term of lease.

In January 2016, the Company entered into a 7.5-year, non-cancelable operating lease for its corporate headquarters at 9600 Blackwell Road in Rockville, Maryland. The lease commenced in February 2016, and expires in September 2023. Monthly payments under the lease began in September 2016 and escalate annually in accordance with the lease agreement. The Company received a $0.7 million tenant improvement allowance from the landlord which will be deferred and amortized on a straight-line basis as a reduction of rent expense over the term of lease.

In May 2016, the Company entered into a 51-month, non-cancelable operating lease for additional office space at 400 Madison Avenue in New York, New York. The lease commenced in July 2016, and expires in October 2020. Monthly payments under the lease began in October 2016 and escalate annually in accordance with the lease agreement. Under the terms of the lease agreement, the Company has provided the landlord with an irrevocable letter of credit of $0.2 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease. As of June 30, 2017, the Company has recorded restricted cash of $0.2 million as collateral to the financial institution which issued the letter of credit.

As of June 30, 2017, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating
Leases
2017 (remainder of year)	$802
2018	1,638
2019	1,687
2020	1,626
2021	665
Thereafter	952
Total minimum lease payments	$7,370

In July 2017, the Company amended the 9712 and 9714 Medical Center Drive lease to include additional office and laboratory space and extend the term of the lease for its existing space at that facility to September 2021. The lease term for the additional space commences partially in August 2017 and partially in February 2018 and is coterminous with the existing space at that facility.

Licenses Granted to the Company

Licenses granted to the Company may require the Company to make future payments relating to sublicense fees, milestone fees for milestones achieved in the future and royalties on future sales of licensed products. Additionally, the Company may be responsible for the cost of the maintenance of the intellectual property as incurred by its licensors. Up-front fees to obtain licensed technology are included in research and development expenses and patent maintenance costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. Sublicense fees are based on a specified percentage of license fees earned by the Company and are included in licensing costs in the consolidated statements of operations and comprehensive loss. Royalties on sales of licensed reagents for use in research and development are included in costs of reagent sales in the consolidated statements of operations and comprehensive loss. The Company has not commercialized any product candidates or paid any royalties under these agreements other than for the sales of licensed reagents.

The Trustees of the University of Pennsylvania. In February 2009, the Company entered into a license agreement, which has been amended from time to time, with The Trustees of the University of Pennsylvania (together with the University of Pennsylvania, Penn) for exclusive, worldwide rights to certain patents owned by Penn underlying the Company’s NAV® Technology Platform. Under the terms of the agreement, in consideration for the license, the Company issued to Penn a 24.5% equity interest in the Company on a fully diluted basis after issuance. The Company is obligated to pay Penn royalties on net sales and sublicense fees, if any. Additionally, the Company is obligated to reimburse Penn for certain costs incurred related to the maintenance of the licensed patents.

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

Expenses incurred by the Company related to its license from Penn were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sublicense fees	$656	$225	$701	$257
Royalties on sales of reagents	4	7	4	9
Maintenance of licensed patents	85	14	169	43
	$745	$246	$874	$309

As of June 30, 2017 and December 31, 2016, the Company had accrued $0.7 million and $0.2 million, respectively, in expenses payable to Penn under the license agreement, which are included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

GlaxoSmithKline LLC. In March 2009, the Company entered into a license agreement, which was amended in April 2009, with GlaxoSmithKline LLC (GSK) for exclusive, worldwide rights to certain patents underlying the Company’s NAV® Technology Platform which are owned by Penn and exclusively licensed to GSK. Under the terms of the agreement, in consideration for the license, the Company issued to GSK a 19.9% equity interest in the Company on a fully diluted basis after issuance. The Company is obligated to pay GSK royalties on net sales and sublicense fees, if any. Additionally, the Company is obligated to reimburse GSK for certain costs incurred and invoiced to the Company related to the maintenance of the licensed patents. The Company is obligated to pay GSK up to $1.5 million upon the achievement of various milestones. As of June 30, 2017, no milestones have been achieved, or deemed probable of achievement, and accordingly no milestone payments were payable to GSK.

Expenses incurred by the Company related to its license from GSK were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sublicense fees	$656	$225	$701	$257
Royalties on sales of reagents	2	4	2	6
Maintenance of licensed patents	14	137	159	230
	$672	$366	$862	$493

As of June 30, 2017 and December 31, 2016, the Company had accrued $0.7 million and $0.4 million, respectively, in expenses payable to GSK under the license agreement, which are included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

Regents of the University of Minnesota. In November 2014, the Company entered into a license agreement, which was amended in November 2016, with Regents of the University of Minnesota (Minnesota), for an exclusive license under certain patent rights to commercialize products covered by the licensed patent rights in any country or territory in which a licensed patent has been issued and is unexpired, or a licensed patent application is pending. In consideration for the license, the Company paid an up-front fee, and reimbursed Minnesota for patent maintenance expenses, for a total of less than $0.1 million. Under the terms of the agreement, the Company is obligated to pay Minnesota annual maintenance fees of less than $0.1 million per year on each anniversary date of the agreement. Additionally, the Company is obligated to pay royalties on net sales and sublicense fees, if any, and up to $0.1 million per licensed product upon the achievement of various milestones. In November 2016, the license with Minnesota was amended to include additional patent rights. In consideration for the additional patent rights, the Company paid an up-front fee of less than $0.1 million.

As of June 30, 2017, no milestones have been achieved, or deemed probable of achievement, and accordingly no milestone payments were payable to Minnesota. Additionally, the Company has not incurred any royalties or sublicense fees payable to Minnesota since the inception of the license agreement. As of June 30, 2017 and December 31, 2016, the Company had accrued less than $0.1 million in patent maintenance expenses and up-front fees payable to Minnesota under the license agreement.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2017 and December 31, 2016, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded any related liabilities.

European Patent Office Proceeding

In June 2017, a third party filed an opposition with the European Patent Office challenging the validity of a European patent owned by Penn for the AAV8 vector, which the Company has exclusively licensed. This matter is in its very early stages and the Company is unable to estimate the timing or outcome of this matter but intends to assist Penn in vigorously defending this patent. As of June 30, 2017, the Company has not recorded any liabilities related to this matter.

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

Milestone fees are payable to the Company upon the achievement of specific clinical and regulatory developments by licensees. As of June 30, 2017, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, could result in aggregate milestone fees payable to the Company of up to $0.5 million upon the submission of preclinical regulatory filings, $29.2 million upon the commencement of various stages of clinical trials, $48.5 million upon the submission of regulatory approval filings, $110.5 million upon the approval of commercial products by regulatory agencies and $92.0 million upon the achievement of specified sales targets for licensed products.

License revenue consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Up-front fees and option fees for commercial licenses	$6,000	$2,000	$6,000	$2,000
Maintenance fees for commercial licenses	140	80	390	330
Research and other license revenue	415	165	620	243
	$6,555	$2,245	$7,010	$2,573

AveXis, Inc. In June 2017, the Company entered into an exclusive license agreement with AveXis, Inc. (AveXis) for the development and commercialization of products to treat Rett Syndrome and amyotrophic lateral sclerosis (ALS) caused by mutations in the gene that produces the copper zinc superoxide dismutase 1 (SOD1) enzyme using AAV9. Under the license agreement, the Company granted AveXis an exclusive, sublicensable worldwide license under the licensed intellectual property to make, have made, use, import, sell and offer for sale licensed products in the treatment of Rett Syndrome and ALS caused by mutations in the SOD1 gene using AAV9. In consideration for the license, AveXis paid the Company an up-front fee of $6.0 million, and is required to pay annual maintenance fees, milestone fees of up to $36.0 million, a low double digit royalty percentage on net sales of licensed products, subject to reduction in specified circumstances and a lower mid-double digit percentage of any sublicense fees AveXis receives from sublicensees for the licensed intellectual property rights. During the three and six months ended June 30, 2017, the Company recognized license revenue of $6.0 million from the license agreement with AveXis.

8. Stock-based Compensation

In January 2017, an additional 1,059,065 shares became available for issuance under the 2015 Equity Incentive Plan (the 2015 Plan). As of June 30, 2017, the total number of shares of common stock authorized for issuance under the 2015 Plan and 2014 Stock Plan (the 2014 Plan) was 8,236,603, of which 1,972,348 remain available for future grants under the 2015 Plan.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$2,332	$1,656	$4,771	$3,202
Restricted stock units	69	—	138	—
Employee stock purchase plan	82	—	165	—
	$2,483	$1,656	$5,074	$3,202

As of June 30, 2017, the Company had $26.0 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.9 years.

The Company has recorded aggregate stock-based compensation expense in the consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$1,137	$619	$2,374	$1,011
General and administrative	1,346	1,037	2,700	2,191
	$2,483	$1,656	$5,074	$3,202

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2016	5,118	$7.77	8.5	$57,400
Granted	996	$19.35
Exercised	(100)	$3.31
Cancelled or forfeited	(179)	$16.48
Outstanding at June 30, 2017	5,835	$9.55	8.3	$60,956
Exercisable at June 30, 2017	2,812	$5.43	7.7	$40,881
Vested and expected to vest at June 30, 2017	5,835	$9.55	8.3	$60,956

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2017 was $13.17. During the six months ended June 30, 2017, the total number of stock options exercised was 99,594, resulting in total proceeds of $0.3 million. The total intrinsic value of options exercised during the six months ended June 30, 2017 was $1.7 million.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2016	40	$20.90
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance at June 30, 2017	40	$20.90

Employee Stock Purchase Plan

As of June 30, 2017, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 254,000, of which 232,294 remain available for future issuance. During the six months ended June 30, 2017, 21,706 shares of common stock were issued under the 2015 ESPP.

9. Related Party Transactions

FOXKISER LLP

Effective January 2016, the Company entered into a Professional Services Agreement with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of one current and one former member of the Board of Directors, pursuant to which the Company incurs a fixed monthly fee in consideration for certain strategic planning, development and regulatory services provided by FOXKISER. The agreement expired in December 2016, and effective January 2017 the Company entered into a new Professional Services Agreement with FOXKISER, which has a term of one year and is terminable by either party, at any time, upon 60 days’ prior written notice to the other party. Costs incurred under the agreements with FOXKISER for the three months ended June 30, 2017 and 2016 were $0.4 million and $0.2 million, respectively. Costs incurred under the agreements with FOXKISER for the six months ended June 30, 2017 and 2016 were $0.8 million and $0.5 million, respectively. Costs incurred under the agreements with FOXKISER have been recorded as research and development expenses in the consolidated statements of operations and comprehensive loss.

Special Scientific Advisor

In September 2014, the Company entered into an advisory agreement, as amended, with James M. Wilson, M.D., Ph.D., the Company’s Scientific Founder and Special Advisor (formerly the Company’s Chief Scientific Advisor), who is also the Chairman of the Company’s Scientific Advisory Board. The agreement required a fixed monthly payment in consideration for scientific advisory services and expired in March 2017. The advisor will continue to provide services at no cost to the Company pursuant to a new advisory agreement entered into in March 2017. During the three months ended June 30, 2017 and 2016, the Company incurred advisory fees of $0 and $0.1 million, respectively, under the agreements. During the six months ended June 30, 2017 and 2016, the Company incurred advisory fees of $0.1 million and $0.1 million, respectively, under the agreements. Additionally, the Company has granted options to purchase 211,600 shares of common stock to the Scientific Founder and Special Advisor as compensation for services to be provided to the Company, which vest partially upon the completion of service conditions and partially upon the achievement of specified performance conditions as set forth in the award agreements.

10. Net Loss Per Share

The following potentially dilutive securities outstanding at the end of the period were excluded from the computations of diluted weighted-average shares outstanding for the periods indicated as they would be anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2017	2016
Stock options issued and outstanding	5,835	4,785
Unvested restricted stock units outstanding	40	—
Employee stock purchase plan	26	—
	5,901	4,785

Amounts in the table above reflect the common stock equivalents of the noted instruments.

11. Supplemental Disclosures

Accrued expenses and other current liabilities consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued personnel costs	$3,896	$3,338
Accrued external research and development expenses	2,133	3,005
Accrued external general and administrative expenses	943	672
Accrued purchases of property and equipment	50	844
Other accrued expenses and current liabilities	492	267
	$7,514	$8,126

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of REGENXBIO Inc.’s financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, which we filed with the SEC on March 7, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We currently plan to build internal gene therapy franchises in the retinal, metabolic and neurodegenerative therapeutic areas, and develop multiple product candidates in each area. Our lead product candidate RGX-314 is for the treatment of wet age-related macular degeneration (wet AMD), a leading cause of total and partial vision loss in the United States (U.S.), Europe and Japan. We began enrollment in the Phase I clinical trial for RGX-314 in May 2017 and we expect to provide an interim trial update in late 2017.

In addition to RGX-314, we are developing product candidates in the metabolic and neurodegenerative therapeutic areas, including:

•

RGX-501: We are developing RGX-501 for the treatment of HoFH, a severe genetic disease characterized by premature and aggressive plaque buildup, life threatening coronary artery disease and aortic valve disease due to abnormalities in the function or expression of the low-density lipoprotein receptor. We, together with trial sponsor Penn, began enrollment in the Phase I/II clinical trial for RGX-501 in March 2017 and we expect to provide an interim trial update in late 2017.

•

RGX-111: We are developing RGX-111 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type I (MPS I), a severe genetic lysosomal storage disease caused by deficiency of α-l-iduronidase (IDUA), an enzyme required for breakdown of cellular waste products. The investigational new drug (IND) application for RGX-111 for the treatment of MPS I is active and we expect to begin enrollment in a Phase I clinical trial in the first half of 2018.

•

RGX-121: We are developing RGX-121 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type II (MPS II), a severe genetic lysosomal storage disease with a similar phenotype to MPS I. MPS II is caused by deficiency of iduronate-2-sulfatase (IDS), an enzyme that is also responsible for breakdown of cellular waste products. We expect to file an IND application with the U.S. Food and Drug Administration (the FDA) for RGX-121 for the treatment of MPS II in the second half of 2017.

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

License Revenue

The terms of our license agreements require delivery of a license for use of our intellectual property in either research only, or in research and commercial development of drug therapies for various diseases. License agreements generally have a term equal to the life of the intellectual property, but are terminable at the option of the licensee. Non-refundable payments to us under these arrangements may include: (i) up-front license fees, (ii) option fees to exercise options to obtain commercial licenses, (iii) annual maintenance fees, (iv) sublicense fees, (v) payments based on the achievement of certain milestones by the licensee and (vi) royalties on product sales. Due to the contingent nature of option fees, sublicense fees, milestone payments and future royalties on product sales under our licensing arrangements, future license revenue is highly dependent on the successful development and commercialization of products by our licensees, which is uncertain and revenue may fluctuate significantly from period to period.

Grant Revenue

Grant revenue is generated through a research and development grant program offered by the European Union (the EU). We expect grant revenue to be minimal in future periods, as we do not currently expect to receive any new grant awards.

Reagent Sales

Reagent sales consist of the sales of licensed reagents to third-parties for use in research and development. We do not dedicate significant resources to sales efforts for reagents. Accordingly, future revenue from sales of reagents is uncertain and may fluctuate significantly from period to period.

Expenses

We classify our expenses into three categories: costs of revenue, research and development and general and administrative expenses. Personnel costs including salaries, benefits, bonuses and stock-based compensation expense, comprise a significant component of research and development and general and administrative expenses. We allocate indirect expenses associated with our facilities, information technology costs, depreciation and other overhead costs between research and development and general and administrative categories based on employee headcount and the nature of work performed by each employee.

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

Research and Development Expense

Our research and development expense primarily consists of:

•	salaries and personnel-related costs, including benefits, travel and any stock-based compensation, for our scientific personnel performing research and development activities;
•	costs related to executing preclinical studies and clinical trials;
•	costs related to acquiring, developing and manufacturing materials for preclinical studies and clinical trials;
•	fees paid to consultants and other third-parties who support our product candidate development;
•	other costs in seeking regulatory approval of our internal product candidates; and
•	allocated facility-related costs and overhead.

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

We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	a Phase I clinical trial to evaluate the safety and efficacy of our RGX-314 program for the treatment of wet AMD;
•	a Phase I/II clinical trial to evaluate the safety and efficacy of our RGX-501 program for the treatment of HoFH;
•	a Phase I clinical trial to evaluate the safety and efficacy of our RGX-111 program for the treatment of MPS I;
•	preclinical research and development and clinical trials for our RGX-121 program for the treatment of MPS II;
•	preclinical research and development for additional product candidates addressing other diseases in the retinal, metabolic and neurodegenerative therapeutic areas;
•	continued investment in advanced manufacturing analytics and process development activities; and
•	continued acquisition and manufacture of clinical trial materials in support of our anticipated clinical trials.

The following table summarizes our research and development expenses incurred by lead product candidate during the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
RGX-111	$688	$1,749	$1,883	$2,444
RGX-121	1,870	787	4,733	1,201
RGX-314	1,415	1,976	2,782	2,726
RGX-501	875	1,836	3,299	2,154
Personnel, unallocated and other	9,069	4,332	17,839	8,338
	$13,917	$10,680	$30,536	$16,863

We typically utilize our employee and infrastructure resources across our development programs. We do not allocate personnel and other internal costs to specific product candidates or development programs. Personnel, unallocated and other expenses presented in the table above include personnel costs and other internal costs, as well as externally sourced research and development expenses which are not allocated to our lead product candidates.

General and Administrative Expense

General and administrative expense consists primarily of salaries and personnel-related costs, including employee travel, benefits and any stock-based compensation, for employees performing functions other than research and development. This includes personnel in executive, finance, legal and administrative support functions. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expense, professional fees for accounting and legal services, expenses associated with obtaining and maintaining patents, insurance costs, costs of our information systems and other general corporate activities. We expect that our general and administrative expense will continue to increase as we continue to develop, and potentially commercialize, our product candidates.

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

Our significant accounting policies and recently announced accounting pronouncements, including the expected impact of such pronouncements, are fully described in Note 2 of the accompanying unaudited financial statements and in Note 2 to our audited financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in our critical accounting policies since December 31, 2016.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)			(in thousands)
Revenues
License revenue	$6,555	$2,245	$4,310	$7,010	$2,573	$4,437
Reagent sales	—	107	(107)	—	166	(166)
Grant revenue	7	23	(16)	7	29	(22)
Total revenues	6,562	2,375	4,187	7,017	2,768	4,249
Expenses
Costs of revenues
Licensing costs	1,311	449	862	1,402	515	887
Costs of reagent sales	6	49	(43)	6	79	(73)
Research and development	13,917	10,680	3,237	30,536	16,863	13,673
General and administrative	6,355	6,169	186	12,977	11,648	1,329
Other operating expenses (income)	29	(20)	49	74	(134)	208
Total operating expenses	21,618	17,327	4,291	44,995	28,971	16,024
Loss from operations	(15,056)	(14,952)	(104)	(37,978)	(26,203)	(11,775)
Other Income
Investment income	583	515	68	1,512	998	514
Total other income	583	515	68	1,512	998	514
Net loss	$(14,473)	$(14,437)	$(36)	$(36,466)	$(25,205)	$(11,261)

Comparison of the Three Months Ended June 30, 2017 and 2016

License Revenue. License revenue increased by $4.3 million, from $2.2 million for the three months ended June 30, 2016 to $6.6 million for the three months ended June 30, 2017. This increase is primarily attributable to a commercial license we granted to AveXis in June 2017, carrying an up-front fee of $6.0 million which was recognized as revenue during the period. During the three months ended June 30, 2016, we granted one commercial license carrying an up-front fee of $2.0 million, which was recognized as revenue during the period.

Research and Development Expense. Research and development expenses increased by $3.2 million, from $10.7 million for the three months ended June 30, 2016 to $13.9 million for the three months ended June 30, 2017. This increase is primarily attributable to the following:

•

an increase of $2.8 million for personnel costs as a result of increased employee headcount of research and development personnel, including a $0.5 million increase in stock-based compensation expense; and

•	an increase of $1.6 million for laboratory costs and externally sourced process development and manufacturing of material to be used in clinical trials for our lead product candidates.

The increase in research and development expenses was partially offset by a decrease of $1.3 million for externally sourced preclinical research and development services related to our lead product candidates and the advancement of our technology and other potential product candidates.

Comparison of the Six Months Ended June 30, 2017 and 2016

License Revenue. License revenue increased by $4.4 million, from $2.6 million for the six months ended June 30, 2016 to $7.0 million for the six months ended June 30, 2017. This increase is primarily attributable to a commercial license we granted to AveXis in June 2017, carrying an up-front fee of $6.0 million which was recognized as revenue during the period. During the six months ended June 30, 2016, we granted one commercial license carrying an up-front fee of $2.0 million, which was recognized as revenue during the period.

Research and Development Expense. Research and development expenses increased by $13.7 million, from $16.9 million for the six months ended June 30, 2016 to $30.5 million for the six months ended June 30, 2017. This increase is primarily attributable to the following:

•	an increase of $6.2 million for laboratory costs and externally sourced process development and manufacturing of material to be used in clinical trials for our lead product candidates;
•

an increase of $5.6 million for personnel costs as a result of increased employee headcount of research and development personnel, including a $1.4 million increase in stock-based compensation expense; and

•

an increase of $1.2 million for facilities and equipment used by research and development personnel, including a $1.0 million increase in depreciation expense allocated to research and development functions, primarily as a result of our advanced manufacturing and analytics laboratory which opened in early 2017.

General and Administrative Expense. General and administrative expenses increased by $1.3 million, from $11.6 million for the six months ended June 30, 2016 to $13.0 million for the six months ended June 30, 2017. This increase is primarily attributable to an increase of $1.6 million for personnel costs as a result of increased employee headcount of general and administrative personnel, including a $0.5 million increase in stock-based compensation expense.

Investment Income. Investment income increased by $0.5 million, from $1.0 million for the six months ended June 30, 2016 to $1.5 million for the six months ended June 30, 2017. This increase is primarily attributable to net realized gains of $0.5 million recognized on the sale of investments during the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2017, we had cash, cash equivalents and marketable securities of $208.5 million, which were primarily derived from the proceeds of our initial public offering in September 2015 and our follow-on public offering in March 2017, as described below. Additionally, we have supplemented our cash flows with fees received from granting commercial licenses to our proprietary technology to other biotechnology and pharmaceutical companies. We expect that our cash, cash equivalents and marketable securities as of June 30, 2017, will enable us to fund our operating expenses and capital expenditure requirements for at the least the next 12 months from the date of this report, based on our current business plan.

In March 2017, we closed a follow-on public offering whereby we sold 3,700,000 shares of common stock at a price of $20.50 per share. In connection with the offering, we granted the underwriters an option to purchase up to 555,000 additional shares of common stock at the public offering price. The underwriters exercised the option in full and purchased the additional shares in April 2017. The aggregate net proceeds from the offering, inclusive of the underwriters’ option exercise, were $81.5 million, net of underwriting discounts and commissions and offering expenses payable by us.

We have incurred losses since our inception and, as of June 30, 2017, had an accumulated deficit of $151.1 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future. As a result, we will need additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Cash Flows

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(27,030)	$(16,317)
Net cash used in investing activities	(22,412)	(7,846)
Net cash provided by financing activities	82,251	130
Net increase (decrease) in cash and cash equivalents	$32,809	$(24,033)

Operating Activities

Net cash used in operating activities increased by $10.7 million during the six months ended June 30, 2017 from the six months ended June 30, 2016. The increase is primarily attributable to increased employee headcount and increases in research and development and general and administrative expenses.

For the six months ended June 30, 2017, our net cash used in operating activities of $27.0 million consisted of a net loss of $36.5 million, offset by $6.8 million in adjustments for non-cash items and changes in working capital of $2.6 million. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $5.1 million, depreciation and amortization expense of $1.3 million and net amortization of premiums on marketable debt securities of $0.9 million. The change in working capital was primarily attributable to an increase in accounts payable of $2.7 million and a decrease in accounts receivable of $1.0 million, partially offset by an increase in prepaid expenses and other current assets of $0.9 million. The increase in accounts payable is largely driven by an increase in expenses for clinical trial activities and license fees payable as of June 30, 2017. The decrease in accounts receivable is largely driven by the collection of grant proceeds and maintenance fees from commercial licenses which were receivable by us as of December 31, 2016. The increase in prepaid expenses and other current assets is largely driven by an increase in clinical trial activities which we were billed for as of June 30, 2017 but are applicable to future periods of performance.

For the six months ended June 30, 2016, our net cash used in operating activities of $16.3 million consisted of a net loss of $25.2 million, offset by $4.3 million in adjustments for non-cash items and changes in working capital of $4.6 million. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $3.2 million and net amortization of premiums on marketable debt securities of $1.0 million. The change in working capital was primarily attributable to an increase in accounts payable and accrued expenses and other current liabilities of $3.9 million, a decrease in accounts receivable of $1.4 million and an increase in deferred rent of $0.6 million, and was partially offset by an increase in prepaid expenses and other current assets of $1.0 million.

Investing Activities

For the six months ended June 30, 2017, net cash used in investing activities consisted of $46.6 million to purchase marketable securities and $4.6 million to purchase property and equipment, offset by $28.8 million in sales and maturities of marketable securities.

For the six months ended June 30, 2016, net cash used in investing activities primarily consisted of $32.3 million to purchase marketable securities and $1.5 million to purchase property and equipment, offset by $26.1 million in maturities of marketable securities.

Financing Activities

For the six months ended June 30, 2017, net cash provided by financing activities primarily consisted of $82.0 million in aggregate net proceeds from a follow-on public offering of common stock, net of underwriting discounts and commissions, offset by an additional $0.2 million in offering expenses paid by us during the period.

For the six months ended June 30, 2016, net cash provided by financing activities consisted of $0.1 million in proceeds received from the exercise of stock options.

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

We expect that our cash, cash equivalents and marketable securities as of June 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan. We intend to devote the majority of our current capital to clinical development and regulatory approval of our internally developed product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the amount of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

Our future capital requirements will depend on many factors, including:

•	the timing of enrollment, commencement and completion of our clinical trials;
•	the results of our clinical trials;
•	the results of our preclinical studies for our product candidates and any subsequent clinical trials;
•	our planned expansion of the licensing of our NAV Technology Platform;
•	the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials, if any, for our product candidates;
•	the costs associated with building out additional laboratory and manufacturing capacity, if any;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	our current licensing agreements or collaborations remaining in effect;
•	our ability to establish and maintain additional licensing agreements or collaborations on favorable terms, if at all;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the costs associated with being a public company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For additional information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our exposure to market risk during the six months ended June 30, 2017.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2017 that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors set forth below as well as the other information contained in this Quarterly Report on Form 10-Q and in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2016, which we filed with the SEC on March 7, 2017. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations. In these circumstances, the market price of our common stock would likely decline and you could lose all or part of your investment.

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

We have concentrated our research and development efforts on our proprietary AAV gene delivery platform (our NAV Technology Platform), and our future success depends on our and our licensees’ successful development and commercialization of viable gene therapy product candidates. There can be no assurance that we or our licensees will not experience problems or delays in developing current or future product candidates or that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. We also may experience unanticipated problems or delays in expanding our manufacturing capacity, and this may prevent us from completing our clinical trials, meeting the obligations of our collaborations or commercializing our products on a timely or profitable basis, if at all. For example, we, a partner or another group may uncover one or more previously unknown risks associated with AAV or our NAV Technology Platform, and this may prolong the period of observation required for obtaining regulatory approval, necessitate additional clinical testing or invalidate our NAV Technology.

In addition, the clinical trial requirements of the FDA, the European Medicines Agency (the EMA) and other regulatory authorities and the criteria these regulators use to determine the quality, safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be significantly more expensive and take longer than for other, better known or more extensively studied product candidates. No gene therapy product has been approved in the U.S., and only a few gene therapy products, including uniQure N.V.’s Glybera and GSK’s Strimvelis, have received marketing authorization from the European Commission. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the U.S. or the European Union or how long it will take to commercialize our product candidates. Furthermore, approvals by the European Commission may not be indicative of what the FDA may require for approval.

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research (CBER), to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health (NIH), also are potentially subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee (the RAC). However, according to NIH, the RAC will only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND application on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution’s institutional biosafety committee as well as its institutional review board (IRB) would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates.

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

Our business depends substantially on the success of RGX-111, RGX-121, RGX-314 and RGX-501 (collectively, our Lead Product Candidates). Of our Lead Product Candidates, RGX-111, RGX-314 and RGX-501 are our only clinical programs and RGX-121 is still in preclinical development. If we are unable to obtain regulatory approval for, or successfully commercialize, our Lead Product Candidates or other future product candidates, our business will be materially harmed.

Our Lead Product Candidates are in the early stages of development and will require preclinical studies (in the case of RGX-121), substantial clinical development and testing, manufacturing bridging studies and process validation and regulatory approval prior to commercialization. Successful continued development and ultimate regulatory approval of our Lead Product Candidates is critical for our future business success and our ability to generate product revenue. We have invested, and will continue to invest, a significant portion of our financial resources in the development of our Lead Product Candidates. We will need to raise sufficient funds for, and successfully complete, our planned preclinical and future clinical trials of our Lead Product Candidates in appropriate subjects. The future regulatory and commercial success of these product candidates is subject to a number of risks, including the following:

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
•

if approved for treatment of MPS I, MPS II, wet AMD and HoFH, our Lead Product Candidates will likely compete with other treatments then available, including the off-label use of products already approved for marketing and other therapies currently available or which may be developed;

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

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our NAV Technology Platform. RGX-111, RGX-314 and RGX-501 are our only clinical programs and our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

We have tested only two of our product candidates in our own clinical trials.

Gene therapy development has inherent risks. Only two of our product candidates, RGX-314 and RGX-501, have ever been used in a clinical trial, our Lead Product Candidates have limited preclinical results, if any, and we may experience unexpected results in the future. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates containing our proprietary vectors are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our RGX-111, RGX-314 and RGX-501 clinical trials and other planned clinical trials, including for RGX-121, depends on our ability to recruit patients to participate as well as completion of required follow-up periods. If patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in products employing our vectors or our platform, the need and length of time required to discontinue other treatment or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. For example, due to the novel mechanism of our product candidates, we may implement a screening and clinical protocol that is innovative for gene therapy clinical trials, including requiring the discontinuation of some current therapies for a certain period of time before treatment administration. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

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

Further, the regulatory authorities may require concurrent approval or the CE mark (a mandatory conformity assessment marking for certain products sold within the European Economic Area (the EEA)) of a companion diagnostic device, since it may be necessary to use FDA-cleared or FDA-approved, or CE-marked, diagnostic tests or diagnostic tests approved by other comparable foreign regulatory authorities to diagnose patients or to assure the safe and effective use of our product candidates in trial subjects. FDA refers to such tests as in vitro companion diagnostic devices. The FDA has articulated a policy position that, when safe and effective use of a therapeutic product depends on a diagnostic device, the FDA generally will require approval or clearance of the companion diagnostic device at the same time that FDA approves the therapeutic product. The FDA’s guidance allows for two exceptions to the general rule of concurrent drug/device approval, namely, when the therapeutic product is intended to treat serious and life-threatening conditions for which no alternative exists, and when a serious safety issue arises for an approved therapeutic agent, and no FDA-cleared or FDA-approved companion diagnostic test is yet available. It is unclear how the FDA will apply this policy to our current or future gene therapy product candidates. Should the FDA deem genetic tests used for diagnosing patients for our therapies to be in vitro companion diagnostics requiring FDA clearance or approval, we may face significant delays or obstacles in obtaining approval of a BLA for our product candidates. In the European Union, companion diagnostics are subject to the EU Directive on in vitro diagnostic medical devices and its implementation in the EU Member States. The EU laws on in vitro diagnostics is currently under revision. In 2016, the European Council agreed to the final text for a new regulation on in vitro diagnostic medical devices. The new regulation is expected to become effective in May 2017. When it takes effect, the new regulation will provide stricter requirements for in vitro diagnostic medical devices and impose additional obligations on manufacturers of in vitro diagnostic medical devices that may impact the development and authorization of our product candidates in the European Union. For example, the regulation in the current version extends the requirement for performance assessment procedures and requires greater involvement of notified bodies in the development of in vitro diagnostic medical devices. This may result in additional regulatory and premarket requirements to market new in vitro diagnostic medical devices. Companies producing in vitro diagnostic medical devices will be required to have a responsible person to oversee regulatory compliance. In addition, the regulation may modify the risk classification of in vitro diagnostic medical devices in a manner that could increase the number of products classified in higher risk classes that are subject to stricter regulation.

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

Since inception, we have incurred substantial net losses. Our net losses for the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015, were $36.5 million, $63.0 million and $22.8 million, respectively. As of June 30, 2017, we had an accumulated deficit of $151.1 million. We historically have financed our operations primarily through private and public offerings of our equity securities and sublicensing rights to our NAV Technology Platform. We have devoted substantially all of our efforts to licensing our NAV Technology Platform and to research and development, including preclinical and clinical development of our product candidates, as well as to building out our team. Our only clinical programs are RGX-111, RGX-314 and RGX-501, and we expect that it could be several years, if ever, before we commercialize a product candidate. We license certain intellectual property related to our NAV Technology Platform to third parties. Our NAV Technology Licensees have multiple preclinical studies and clinical trials in progress. However, no NAV Technology Licensee has an approved or commercialized gene therapy product based on such licensing program. We expect to generate only limited revenue, if any, from our current NAV Technology Licensees and any future NAV Technology Licensees in the near term. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	further develop our sublicensing activities and NAV Technology Platform;
•	continue our research studies and preclinical and clinical development of our product candidates, including our Lead Product Candidates;
•	initiate additional preclinical studies and clinical trials for our Lead Product Candidates and future product candidates, if any;
•	initiate additional activities relating to manufacturing, including building out additional laboratory and manufacturing capacity;
•	seek to identify additional product candidates;
•	prepare our BLA and MAA for our Lead Product Candidates and seek marketing approvals for any of our other product candidates that successfully complete clinical trials, if any;
•	expand our medical affairs efforts;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval, if any;
•	operate as a public company;
•	maintain, expand and protect our intellectual property portfolio; and
•	acquire or in-license other product candidates and technologies.

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2017, our cash, cash equivalents and marketable securities were $208.5 million. We expect that our cash, cash equivalents and marketable securities as of June 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan.

Our future capital requirements will depend on many factors, including:

•	the timing of enrollment, commencement and completion of our clinical trials;
•	the results of our clinical trials;
•	the results of our preclinical studies for our product candidates and any subsequent clinical trials;
•	our planned expansion of the licensing of our NAV Technology Platform;
•	the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials, if any, for our product candidates;
•	the costs associated with building out additional laboratory and manufacturing capacity, if any;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	our current licensing agreements or collaborations remaining in effect;
•	our ability to establish and maintain additional licensing agreements or collaborations on favorable terms, if at all;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the costs associated with being a public company.

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

Our ability to generate revenue from our NAV Technology Platform sublicensing depends on the acceptance by third parties of our NAV Technology Platform as their primary gene therapy technology and our ability to market and license our technology platform. We do not anticipate generating revenues from product sales for the next several years, if ever, as described elsewhere in these risk factors and anticipate generating only limited revenue from our NAV Technology Platform sublicensing in the near future. To date, a significant portion of our revenues have been generated from the sublicensing of rights to our NAV Technology Platform. Our ability to generate future revenues from our NAV Technology Platform sublicensing depends on many factors, including:

•	our NAV Technology Licensees successfully developing gene therapy products using our NAV Technology Platform;
•	obtaining and maintaining market acceptance of our NAV Technology Platform as a primary gene therapy technology;
•	maintaining our licensing agreements with our licensor partners, including GSK and Penn;
•	addressing any competing technological and market developments;
•	implementing additional internal systems and infrastructure, as needed;
•	negotiating favorable terms in any licensing or other arrangements into which we may enter and performing our obligations in such agreements;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	avoiding and defending against third-party interference, infringement and other intellectual property related claims; and
•	attracting, hiring and retaining qualified personnel.

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

The preparation of our financial statements requires significant interpretations, estimates and judgements. Disagreements with respect to these interpretations, estimates and judgements by the SEC, the Financial Accounting Standards Board (FASB) or various other bodies could result in the restatement of our financial statements or other potential adverse effects.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act (Section 404) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. When we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act), our management report on internal control over financial reporting will need to be attested to by our independent registered public accounting firm. We have not had, and do not expect to have, our independent registered public accounting firm attest to our management report on internal control over financial reporting while we are an emerging growth company. Had our independent registered public accounting firm performed an evaluation of the effectiveness of our internal control over financial reporting in accordance with Section 404, it is possible that material weaknesses may have been identified.

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

We have entered into agreements involving the licensing of parts of our NAV Technology Platform and relating to the development and commercialization of certain product candidates and plan to enter into additional licensing agreements or collaborations in the future. We have limited control over the amount and timing of resources that our current and future licensees and collaborators, including our NAV Technology Licensees, dedicate to the development or commercialization of product candidates or of products utilizing licensed components of our NAV Technology Platform. Our ability to generate revenues from these arrangements will depend on our and our licensees’ and collaborators’ abilities to successfully perform the functions assigned to each of us in these arrangements. In addition, our licensees and collaborators have the ability to abandon research or development projects and terminate applicable agreements. Moreover, an unsuccessful outcome in any clinical trial for which our licensee or collaborator is responsible could be harmful to the public perception and prospects of our NAV Technology Platform or product candidates.

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

The collection and use of personal health data in the European Union, presently governed by the provisions of the Data Protection Directive, will be replaced with the General Data Protection Regulation (GDPR). GDPR will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and using third party processors in connection with the processing of the personal data. GDPR will also impose strict rules on the transfer of personal data out of the European Union to the U.S. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the European Union Member States may result in fines and other administrative penalties. GDPR will introduce substantial fines for breaches of the data protection rules. GDPR was adopted in April 2016 and is expected to become enforceable in 2018. Once it is enforceable, GDPR may increase our responsibility and liability in relation to personal data that we process. To comply with the new data protection rules imposed by GDPR we may be required to put in place additional mechanisms ensuring compliance. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

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

We rely on third parties for aspects of our business. Our revenue for the six months ended June 30, 2017 and the year ended December 31, 2016, consisted of license revenue, grant revenue and the sale of licensed reagents to third-parties for use in research and development. One customer accounted for approximately 86% of our total revenue for the six months ended June 30, 2017. No other customer accounted for more than 10% of revenue for the six months ended June 30, 2017. Two customers accounted for approximately 68% of our total revenue for the year ended December 31, 2016. No other customer accounted for more than 10% of revenue for the year ended December 31, 2016. Future license revenue is uncertain due to the contingent nature of our licenses granted to third-parties. We expect grant revenue to decrease in the future as we are not currently seeking any further grant awards. We do not dedicate significant resources to sales efforts for reagents and, accordingly, future revenue from sales of reagents is uncertain and may fluctuate significantly from period to period.

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

Even if the patent applications we license or may own in the future do issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Our competitors or other third parties may avail themselves of safe harbor under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments) to conduct research and clinical trials and may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the U.S. Patent and Trademark Office (the USPTO) and various patent agencies outside of the U.S. over the lifetime of our licensed patents and/or applications and any patent rights we may own or license in the future. We rely on our licensing partners to pay these fees due to non-U.S. patent agencies with respect to our licensed patent rights. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could materially harm our business.

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

The patent positions of companies engaged in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Two cases involving diagnostic method claims and “gene patents” have recently been decided by the Supreme Court of the U.S. (the Supreme Court). On March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc. (Prometheus), a case involving patent claims directed to a process of measuring a metabolic product in a patient to optimize a drug dosage for the patient. According to the Supreme Court, the addition of well-understood, routine or conventional activity such as “administering” or “determining” steps was not enough to transform an otherwise patent-ineligible natural phenomenon into patent-eligible subject matter. On July 3, 2012, the USPTO issued a guidance memo to patent examiners indicating that process claims directed to a law of nature, a natural phenomenon or a naturally occurring relation or correlation that do not include additional elements or steps that integrate the natural principle into the claimed invention such that the natural principle is practically applied and the claim amounts to significantly more than the natural principle itself should be rejected as directed to not patent-eligible subject matter. On June 13, 2013, the Supreme Court issued its decision in Association for Molecular Pathology v. Myriad Genetics, Inc. (Myriad), a case involving patent claims held by Myriad relating to the breast cancer susceptibility genes BRCA1 and BRCA2. Myriad held that an isolated segment of naturally occurring DNA, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patent eligible subject matter, but that complementary DNA, which is an artificial construct that may be created from RNA transcripts of genes, may be patent eligible.

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

We have registered trademarks with the USPTO for the marks “NAV” and “REGENXBIO,” as well as for the REGENXBIO logos. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be harmed. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could harm our financial condition or results of operations.

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

As of June 30, 2017, our executive officers, directors, holders of more than five percent of our capital stock and their respective affiliates beneficially owned approximately 47% of our outstanding capital stock. As a result, these stockholders may be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company with which our public stockholders disagree.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

10.1*	Third Amendment to Lease dated July 21, 2017 between the Registrant and BMR-Medical Center Drive LLC

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENXBIO Inc.

Dated: August 8, 2017	/s/ Kenneth T. Mills
Kenneth T. Mills
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2017	/s/ Vittal Vasista
Vittal Vasista
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

10.1*	Third Amendment to Lease dated July 21, 2017 between the Registrant and BMR-Medical Center Drive LLC

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.

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