Form 10-Q
period 2017-09-30
REGENXBIO Inc.
filed 2017-11-08
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, there were 31,145,292 outstanding shares of the registrant’s common stock, par value $0.0001 per share.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other important factors, including those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, which we filed with the Securities and Exchange Commission (the SEC) on March 7, 2017. In light of these risks, uncertainties, assumptions and other factors, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

We encourage you to read the discussion and analysis of our financial condition and our financial statements contained in this Quarterly Report on Form 10-Q. We also encourage you to read Item 1A of Part II this Quarterly Report on Form 10-Q, entitled “Risk Factors,” which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part II of this Quarterly Report on Form 10-Q, other unknown or unpredictable factors also could affect our results. There can be no assurance that the results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

As used in this Quarterly Report on Form 10-Q, the terms “REGENXBIO,” “we,” “us,” “our” or the “Company” mean REGENXBIO Inc. and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

NAV, REGENXBIO and the REGENXBIO logos are our registered trademarks. Any other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

The public also may view and download copies of our SEC filings free of charge at our website, www.regenxbio.com. Investors should note that we use our website, as well as SEC filings, press releases, public conference calls and webcasts, to announce financial information and other material developments regarding our business. We use these channels, as well as social media, to communicate with investors and members of the public about our company. It is possible that the information that we post on social media could be deemed material information. Therefore, we encourage investors, the media and others interested in our company to review the information that we post on the social media channels listed on our website.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$59,884	$24,840
Marketable securities	106,778	64,714
Accounts receivable	884	1,032
Prepaid expenses	3,225	1,775
Other current assets	1,390	1,010
Total current assets	172,161	93,371
Marketable securities	24,485	69,412
Property and equipment, net	11,548	9,324
Restricted cash	225	225
Other assets	836	400
Total assets	$209,255	$172,732
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,594	$1,543
Accrued expenses and other current liabilities	10,805	8,126
Total current liabilities	13,399	9,669
Deferred rent, net of current portion	1,205	1,326
Total liabilities	14,604	10,995
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at September 30, 2017 and December 31, 2016; 31,109 and 26,477 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	366,960	276,354
Accumulated other comprehensive loss	(553)	(33)
Accumulated deficit	(171,759)	(114,587)
Total stockholders’ equity	194,651	161,737
Total liabilities and stockholders’ equity	$209,255	$172,732

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
License revenue	$1,335	$65	$8,345	$2,638
Reagent sales	—	47	—	213
Grant revenue	1	13	8	42
Total revenues	1,336	125	8,353	2,893
Expenses
Costs of revenues
Licensing costs	683	13	2,085	528
Costs of reagent sales	—	22	6	101
Research and development	12,518	12,560	43,054	29,423
General and administrative	9,444	6,200	22,421	17,848
Other operating expenses (income)	—	(2)	74	(136)
Total operating expenses	22,645	18,793	67,640	47,764
Loss from operations	(21,309)	(18,668)	(59,287)	(44,871)
Other Income
Investment income	603	514	2,115	1,512
Total other income	603	514	2,115	1,512
Net loss	$(20,706)	$(18,154)	$(57,172)	$(43,359)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of reclassifications of $479 and $20 for the nine months ended September 30, 2017 and 2016, respectively	93	332	(521)	1,572
Total other comprehensive income (loss)	93	332	(521)	1,572
Comprehensive loss	$(20,613)	$(17,822)	$(57,693)	$(41,787)
Net loss applicable to common stockholders	$(20,706)	$(18,154)	$(57,172)	$(43,359)
Basic and diluted net loss per common share	$(0.67)	$(0.69)	$(1.94)	$(1.64)
Weighted-average basic and diluted common shares	30,940	26,469	29,440	26,386

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(57,172)	$(43,359)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	7,809	5,031
Net amortization of premiums and accretion of discounts on marketable debt securities	1,410	1,502
Depreciation and amortization	1,963	264
Net realized gains on sales of marketable securities	(479)	(20)
Non-cash consideration received for licenses granted	(420)	—
Other non-cash adjustments	39	(2)
Changes in operating assets and liabilities
Accounts receivable	150	1,459
Prepaid expenses	(1,450)	(1,151)
Other current assets	(380)	(1,149)
Other assets	(109)	(71)
Accounts payable	1,142	3,595
Accrued expenses and other current liabilities	3,449	4,591
Advance payments	—	(127)
Deferred rent	(118)	1,302
Net cash used in operating activities	(44,166)	(28,135)
Cash flows from investing activities
Purchases of marketable securities	(46,593)	(32,262)
Maturities of marketable securities	47,225	38,131
Sales of marketable securities	780	23
Purchases of property and equipment	(5,059)	(3,714)
Restricted cash	—	(225)
Net cash provided by (used in) investing activities	(3,647)	1,953
Cash flows from financing activities
Proceeds from exercise of stock options	752	174
Proceeds from issuance of common stock under employee stock purchase plan	556	—
Proceeds from public offering of common stock, net of underwriting discounts and commissions	81,994	—
Issuance costs for public offering of common stock	(445)	—
Net cash provided by financing activities	82,857	174
Net increase (decrease) in cash and cash equivalents	35,044	(26,008)
Cash and cash equivalents
Beginning of period	24,840	54,116
End of period	$59,884	$28,108
Supplemental disclosures of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$—	$1,816
Non-cash consideration received for licenses granted	$420	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

REGENXBIO Inc. (the Company) is a leading clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. The Company’s proprietary adeno-associated virus (AAV) gene delivery platform (NAV® Technology Platform) consists of exclusive rights to over 100 novel AAV vectors, including AAV7, AAV8, AAV9 and AAVrh10. The Company’s NAV Technology Platform is being applied by the Company, as well as by third-party licensees (NAV Technology Licensees), in the development of product candidates for a variety of diseases with unmet needs. The Company was formed in 2008 in the State of Delaware and is headquartered in Rockville, Maryland.

Follow-on Public Offering

On March 27, 2017, the Company completed a follow-on public offering in which it sold 3,700,000 shares of common stock at a price of $20.50 per share. In connection with the offering, the Company granted the underwriters an option to purchase up to 555,000 additional shares of common stock at the public offering price. The underwriters exercised the option in full and purchased the additional shares on April 26, 2017. The aggregate net proceeds received by the Company from the offering, inclusive of the underwriters’ option exercise, were $81.5 million, net of underwriting discounts and commissions and offering expenses payable by the Company.

Liquidity and Risks

As of September 30, 2017, the Company had generated an accumulated deficit of $171.8 million since inception. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. As of September 30, 2017, the Company had cash, cash equivalents and marketable securities of $191.1 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, development by the Company or its competitors of technological innovations, risks of failure of clinical trials, dependence on key personnel, protection of proprietary technology, compliance with government regulations and ability to transition from clinical manufacturing to the commercial production of products.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 7, 2017. Certain information and footnote disclosures required by GAAP which are normally included in the Company’s annual consolidated financial statements have been omitted pursuant to SEC rules and regulations for interim reporting. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which include all normal and recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2017, and the results of its operations and its cash flows for the interim periods ended September 30, 2017 and 2016.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, REGENXBIO EU Ltd. (formed in June 2017) and Muddy Charles Acquisition Corporation (formed in August 2017) (Merger Sub). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the consolidated financial statements. Estimates are used in the following areas, among others: stock-based compensation expense, accrued research and development expenses and the fair value of financial instruments.

Cost Method Investments

Cost method investments consist of non-marketable equity holdings and are stated at cost. The Company accounts for its investments in other entities using the cost method if its ownership interest is below 20 percent and the Company does not have significant influence over the operations of the entity. As of September 30, 2017, cost method investments consisted of shares of common stock of Prevail Therapeutics Inc. (Prevail) acquired in connection with a commercial license granted to Prevail in August 2017. Cost method investments had a carrying value of $0.4 million as of September 30, 2017 and are included in other assets on the consolidated balance sheet. The Company did not have any cost method investments as of December 31, 2016.

Declines in the fair value of cost method investments below their carrying value that are deemed to be other-than-temporary are reflected in the consolidated statements of operations and comprehensive loss as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investments in the issuer for a period of time sufficient to allow for the anticipated recovery in fair value. The Company has not identified any events or changes in circumstances that would have an adverse effect on the fair value of its cost method investments. Accordingly, no other-than-temporary impairment losses were recorded for the three and nine months ended September 30, 2017 and 2016.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of the guidance under ASU 2014-09 by one year. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies various aspects of Topic 606, including the identification of performance obligations and the implementation of licensing guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies various additional aspects of Topic 606, including the assessment of collectability, presentation of sales taxes and other similar taxes collected from customers, the measurement date for transactions with non-cash consideration as well as transitional issues and other technical corrections regarding the adoption of new standards under Topic 606. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies various additional narrow aspects of Topic 606. The standards are effective for annual and interim reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has elected not to early adopt these standards. The Company is currently evaluating these standards and their potential impact, and believes the standards will significantly impact the Company’s revenue recognition policies for license revenue. Aspects of Topic 606 which may potentially impact the Company’s policies and disclosures for license revenue include, but are not limited to, the identification of performance obligations, determination and allocation of the contract price, including variable consideration, implementation of the licensing guidance and the determination of the proper method of revenue recognition for intellectual property licenses. While the new standards will impact the Company’s revenue recognition policies and disclosures, management’s evaluation is not yet complete and management has not yet determined the potential effects these new standards may have on the Company’s financial position or results of operations.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the accounting for credit losses for most financial assets and certain other instruments. The standard requires that entities holding financial assets and net investment in leases that are not accounted for at fair value through net income be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The standard is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. The Company does not believe the application of this standard will have a material impact on the Company’s financial position or results of operations.

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

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017
Corporate bonds	$131,381	$19	$(137)	$131,263
	$131,381	$19	$(137)	$131,263

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016
Corporate bonds	$133,424	$82	$(298)	$133,208
Common equity securities	300	618	—	918
	$133,724	$700	$(298)	$134,126

Common equity securities reported as of December 31, 2016 consisted of shares of common stock of Audentes Therapeutics, Inc. (Audentes), which became a publicly traded company in July 2016. The Company obtained these shares in connection with a license granted to Audentes in July 2013. The Company sold all of its shares of Audentes common stock during the first quarter of 2017.

As of September 30, 2017 and December 31, 2016, no available-for-sale securities had remaining maturities greater than three years.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of September 30, 2017 and December 31, 2016, the balance in the Company’s accumulated other comprehensive loss consisted solely of net unrealized gains and losses on available-for-sale securities, net of income tax effects and reclassification adjustments for realized gains and losses. During the three and nine months ended September 30, 2017, the Company recognized net unrealized gains (losses) on available-for-sale securities of $0.1 million and less than ($0.1) million, respectively, and income tax expense of $0 in other comprehensive loss for the periods. The Company recognized net realized gains of less than $0.1 million and $0.5 million on the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2017, respectively, which were reclassified out of accumulated other comprehensive loss during the periods and are included in investment income in the consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2016, the Company recognized net unrealized gains on available-for-sale securities of $0.3 million and $1.6 million, respectively, and income tax expense of $0 in other comprehensive income for the periods. The Company recognized net realized gains of less than $0.1 million on the sale or maturity of marketable securities during the three and nine months ended September 30, 2016, which were reclassified out of accumulated other comprehensive loss during the periods and are included in investment income in the consolidated statements of operations and comprehensive loss.

The aggregate fair value of securities held by the Company in an unrealized loss position for more than 12 months as of September 30, 2017 was $4.0 million. The aggregate unrealized loss of securities held by the Company in an unrealized loss position for more than 12 months as of September 30, 2017 was less than $0.1 million. The Company did not hold any securities in an unrealized loss position for more than 12 months as of December 31, 2016. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of September 30, 2017 and December 31, 2016 was $109.0 million and $102.5 million, respectively. As of September 30, 2017, securities held by the Company which were in an unrealized loss position consisted of 38 investment grade corporate bond positions. The Company has the intent and ability to hold such securities until recovery and has determined that none of its investments were other-than-temporarily impaired as of September 30, 2017 or December 31, 2016.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. Cash equivalents consist of money market mutual funds and commercial paper with original maturities of 90 days or less upon acquisition. Marketable securities consist of corporate bonds as well as common equity securities as disclosed in Note 3. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2017
Money market mutual funds (cash equivalents)	$—	$54,159	$—	$54,159
Commercial paper (cash equivalents)	—	4,000	—	4,000
Corporate bonds (marketable securities)	—	131,263	—	131,263
	$—	$189,422	$—	$189,422

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2016
Money market mutual funds (cash equivalents)	$—	$24,840	$—	$24,840
Corporate bonds (marketable securities)	—	133,208	—	133,208
Common equity securities (marketable securities)	918	—	—	918
	$918	$158,048	$—	$158,966

There were no transfers of financial instruments between levels of the fair value hierarchy during the nine months ended September 30, 2017.

Management estimates that the carrying amounts of its accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments.

The Company has determined that it is not practicable to estimate the fair value of cost method investments. The Company has not identified any events or changes in circumstances that would have an adverse effect on the fair value of its cost method investments reported as of September 30, 2017.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Computer equipment and software	$1,386	$1,038
Lab equipment	6,322	2,780
Furniture and fixtures	1,285	1,213
Leasehold improvements	5,139	4,917
Total property and equipment	14,132	9,948
Accumulated depreciation and amortization	(2,584)	(624)
Property and equipment, net	$11,548	$9,324

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

In March 2015, the Company entered into a non-cancelable operating lease for office space at 9712 Medical Center Drive in Rockville, Maryland (the Medical Center Drive Lease). The lease term commenced in April 2015 and monthly payments under the lease began in October 2015 and escalate annually in accordance with the lease agreement.

In September 2015, November 2015 and July 2017, the Company amended the Medical Center Drive Lease to include additional office and laboratory space at 9714 Medical Center Drive, and ultimately extend the term of the lease to September 2021. The Company has options to extend the term of the Medical Center Drive Lease for up to six additional years. Under the amended lease, the Company has received a $0.4 million tenant improvement allowance from the landlord which will be deferred and amortized on a straight-line basis as a reduction of rent expense over the term of the lease.

In January 2016, the Company entered into a 7.5-year, non-cancelable operating lease for its corporate headquarters at 9600 Blackwell Road in Rockville, Maryland (the Blackwell Road Lease). The lease commenced in February 2016, and expires in September 2023. Monthly payments under the lease began in September 2016 and escalate annually in accordance with the lease agreement. The Company received a $0.7 million tenant improvement allowance from the landlord which will be deferred and amortized on a straight-line basis as a reduction of rent expense over the term of lease.

In May 2016, the Company entered into a 51-month, non-cancelable operating lease for additional office space at 400 Madison Avenue in New York, New York. The lease commenced in July 2016, and expires in October 2020. Monthly payments under the lease began in October 2016 and escalate annually in accordance with the lease agreement. Under the terms of the lease agreement, the Company has provided the landlord with an irrevocable letter of credit of $0.2 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease. As of September 30, 2017, the Company has recorded restricted cash of $0.2 million as collateral to the financial institution which issued the letter of credit.

As of September 30, 2017, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating
Leases
2017 (remainder of year)	$443
2018	2,128
2019	2,221
2020	2,231
2021	1,638
Thereafter	952
Total minimum lease payments	$9,613

In November 2017, the Company amended the Blackwell Road Lease to include additional office space. The lease term for the additional space is expected to commence in March 2018 and is coterminous with the existing space at that facility.

Licenses Granted to the Company

Licenses granted to the Company may require the Company to make future payments relating to sublicense fees, milestone fees for milestones achieved in the future and royalties on future sales of licensed products. Additionally, the Company may be responsible for the cost of the maintenance of the intellectual property as incurred by its licensors. Up-front fees to obtain licensed technology are included in research and development expenses and patent maintenance costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. Sublicense fees are based on a specified percentage of license fees earned by the Company and are included in licensing costs in the consolidated statements of operations and comprehensive loss. Milestone fees are included in licensing costs in the consolidated statements of operations and comprehensive loss if the underlying milestone is achieved by a licensee, or in research and development expense if the underlying milestone is achieved by the Company as a result of the development of its product candidates. Royalties on sales of licensed reagents for use in research and development are included in costs of reagent sales in the consolidated statements of operations and comprehensive loss. The Company has not commercialized any product candidates or paid any royalties under these agreements other than for the sales of licensed reagents.

The Trustees of the University of Pennsylvania. In February 2009, the Company entered into a license agreement, which has been amended from time to time, with The Trustees of the University of Pennsylvania (together with the University of Pennsylvania, Penn) for exclusive, worldwide rights to certain patents owned by Penn underlying the Company’s NAV Technology Platform. Under the terms of the agreement, in consideration for the license, the Company issued to Penn a 24.5% equity interest in the Company on a fully diluted basis after issuance. The Company is obligated to pay Penn royalties on net sales and sublicense fees, if any. Additionally, the Company is obligated to reimburse Penn for certain costs incurred related to the maintenance of the licensed patents.

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

Expenses incurred by the Company related to its license from Penn were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sublicense fees	$92	$7	$793	$264
Royalties on sales of reagents	—	2	4	11
Maintenance of licensed patents	28	42	197	85
	$120	$51	$994	$360

As of September 30, 2017 and December 31, 2016, the Company had accrued $0.8 million and $0.2 million, respectively, in expenses payable to Penn under the license agreement, which are included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

GlaxoSmithKline LLC. In March 2009, the Company entered into a license agreement, which was amended in April 2009, with GlaxoSmithKline LLC (GSK) for exclusive, worldwide rights to certain patents underlying the Company’s NAV Technology Platform which are owned by Penn and exclusively licensed to GSK. Under the terms of the agreement, in consideration for the license, the Company issued to GSK a 19.9% equity interest in the Company on a fully diluted basis after issuance. The Company is obligated to pay GSK royalties on net sales and sublicense fees, if any. Additionally, the Company is obligated to reimburse GSK for certain costs incurred and invoiced to the Company related to the maintenance of the licensed patents. The Company is also obligated to pay GSK up to $1.5 million upon the achievement of various milestones. From the inception of the agreement through September 30, 2017, the Company has incurred $0.5 million for milestones that have been achieved, or are deemed probable of achievement, all of which was accrued as of September 30, 2017.

Expenses incurred by the Company related to its license from GSK were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sublicense fees	$92	$7	$793	$264
Royalties on sales of reagents	—	1	2	7
Milestone fees	500	—	500	—
Maintenance of licensed patents	290	89	449	319
	$882	$97	$1,744	$590

As of September 30, 2017 and December 31, 2016, the Company had accrued $0.8 million and $0.4 million, respectively, in expenses payable to GSK under the license agreement, which are included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

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

From the inception of the agreement through September 30, 2017, the Company has incurred less than $0.1 million for milestones that have been achieved, or are deemed probable of achievement, all of which was accrued as of September 30, 2017. The Company has not incurred any royalties or sublicense fees payable to Minnesota since the inception of the license agreement. As of September 30, 2017 and December 31, 2016, the Company had accrued less than $0.1 million in expenses payable to Minnesota under the license agreement.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s potential exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2017 and December 31, 2016, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded any related liabilities.

European Patent Office Proceeding

In June 2017, a third party filed an opposition with the European Patent Office challenging the validity of a European patent owned by Penn for the AAV8 vector, which the Company has exclusively licensed. This matter is in its early stages and the Company is unable to estimate the timing or outcome of this matter but intends to assist Penn in vigorously defending this patent. As of September 30, 2017, the Company has not recorded any liability related to this matter.

7. Significant Agreements

See Note 6 for license agreements granted to the Company.

Licenses Granted by the Company

The Company has granted a number of intellectual property licenses to other biotechnology and pharmaceutical companies. The terms of the licenses vary, however licenses may be exclusive or non-exclusive and may be sublicensable by the licensee. Licenses may grant intellectual property rights for purposes of internal and preclinical research and development only, or may include the rights, or options to obtain future rights, to commercialize drug therapies for specific diseases using the Company’s NAV Technology Platform. License agreements generally have a term at least equal to the life of the underlying patents and are terminable only at the option of the licensee. License agreements may require licensees to pay non-refundable up-front fees, option fees and annual maintenance fees. Additional contingent consideration under the licenses may include sublicense fees, milestone fees and royalties on net sales of commercialized products. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low-teen percentage of net sales by licensees.

Milestone fees are payable to the Company upon the achievement of specific clinical, regulatory and commercial developments by licensees. As of September 30, 2017, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, could result in aggregate milestone fees payable to the Company of up to $28.8 million upon the commencement of various stages of clinical trials, $48.5 million upon the submission of regulatory approval filings, $110.5 million upon the approval of commercial products by regulatory agencies and $92.0 million upon the achievement of specified sales targets for licensed products.

License revenue consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Up-front fees and option fees for commercial licenses	$420	$—	$6,420	$2,000
Maintenance fees for commercial licenses	65	65	455	395
Milestone fees	850	—	850	—
Research and other license revenue	—	—	620	243
	$1,335	$65	$8,345	$2,638

AveXis, Inc. In June 2017, the Company entered into an exclusive license agreement with AveXis, Inc. (AveXis) for the development and commercialization of products to treat Rett Syndrome and amyotrophic lateral sclerosis (ALS) caused by mutations in the gene that produces the copper zinc superoxide dismutase 1 (SOD1) enzyme using AAV9. Under the license agreement, the Company granted AveXis an exclusive, sublicensable worldwide license under the licensed intellectual property to make, have made, use, import, sell and offer for sale licensed products in the treatment of Rett Syndrome and ALS caused by mutations in the SOD1 gene using AAV9. In consideration for the license, AveXis paid the Company an up-front fee of $6.0 million, and is required to pay annual maintenance fees, milestone fees of up to $36.0 million, a low double digit royalty percentage on net sales of licensed products, subject to reduction in specified circumstances and a lower mid-double digit percentage of any sublicense fees AveXis receives from sublicensees for the licensed intellectual property rights. During the three and nine months ended September, 2017, the Company recognized license revenue of $0 and $6.0 million from the license agreement with AveXis.

Entry into and Subsequent Termination of Merger Agreement with Dimension Therapeutics, Inc.

On August 24, 2017, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Dimension Therapeutics, Inc. (Dimension) and Merger Sub, which provided for the merger of Merger Sub with and into Dimension, with Dimension continuing as the surviving corporation and a wholly owned subsidiary of the Company. On October 1, 2017, Dimension notified the Company that its board of directors determined that an amended proposal from Ultragenyx Pharmaceutical Inc. to acquire Dimension constituted a “superior proposal” under the Merger Agreement and that Dimension’s board of directors intended to change its prior recommendation to Dimension’s stockholders to vote in favor of the proposed merger between the Company and Dimension. This notice invoked the Company’s matching right under the Merger Agreement. In response, the Company notified Dimension that it would not increase the consideration payable to Dimension stockholders under the Merger Agreement and that the Company waived its matching rights. As a result of the Company’s response, on October 2, 2017, Dimension notified the Company that it had terminated the Merger Agreement. Pursuant to the terms of the Merger Agreement, the Company received a $2.9 million termination fee in October 2017 which will be recorded as a reduction of general and administrative expenses in the fourth quarter of 2017.

8. Stock-based Compensation

In January 2017, an additional 1,059,065 shares became available for issuance under the 2015 Equity Incentive Plan (the 2015 Plan). As of September 30, 2017, the total number of shares of common stock authorized for issuance under the 2015 Plan and 2014 Stock Plan (the 2014 Plan) was 8,236,603, of which 1,959,171 remain available for future grants under the 2015 Plan.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$2,598	$1,800	$7,370	$5,002
Restricted stock units	69	—	207	—
Employee stock purchase plan	67	29	232	29
	$2,734	$1,829	$7,809	$5,031

As of September 30, 2017, the Company had $24.7 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.7 years.

The Company has recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$1,424	$814	$3,799	$1,824
General and administrative	1,310	1,015	4,010	3,207
	$2,734	$1,829	$7,809	$5,031

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2016	5,118	$7.77	8.5	$57,400
Granted	1,103	$20.05
Exercised	(331)	$2.28
Cancelled or forfeited	(273)	$16.58
Outstanding at September 30, 2017	5,617	$10.07	8.1	$128,502
Exercisable at September 30, 2017	2,891	$6.09	7.6	$77,658
Vested and expected to vest at September 30, 2017	5,617	$10.07	8.1	$128,502

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2017 was $13.62. During the nine months ended September 30, 2017, the total number of stock options exercised was 330,526, resulting in total proceeds of $0.8 million. The total intrinsic value of options exercised during the nine months ended September 30, 2017 was $7.1 million.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2016	40	$20.90
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance at September 30, 2017	40	$20.90

Employee Stock Purchase Plan

As of September 30, 2017, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 254,000, of which 206,280 remain available for future issuance. During the nine months ended September 30, 2017, 47,720 shares of common stock were issued under the 2015 ESPP.

9. Related Party Transactions

FOXKISER LLP

Effective January 2016, the Company entered into a Professional Services Agreement with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of one current and one former member of the Board of Directors, pursuant to which the Company pays a fixed monthly fee in consideration for certain strategic planning, development and regulatory services provided by FOXKISER. The agreement expired in December 2016, and effective January 2017 the Company entered into a new Professional Services Agreement with FOXKISER, which has a term of one year and is terminable by either party, at any time, upon 60 days’ prior written notice to the other party. Costs incurred under the agreements with FOXKISER for the three months ended September 30, 2017 and 2016 were $0.4 million and $0.2 million, respectively. Costs incurred under the agreements with FOXKISER for the nine months ended September 30, 2017 and 2016 were $1.1 million and $0.7 million, respectively. Costs incurred under the agreements with FOXKISER are recorded as research and development expenses in the consolidated statements of operations and comprehensive loss.

Special Scientific Advisor

In September 2014, the Company entered into an advisory agreement, as amended, with James M. Wilson, M.D., Ph.D., the Company’s Scientific Founder and Special Advisor (formerly the Company’s Chief Scientific Advisor), who is also the Chairman of the Company’s Scientific Advisory Board. The agreement required a fixed monthly payment in consideration for scientific advisory services and expired in March 2017. The advisor will continue to provide services at no cost to the Company pursuant to a new advisory agreement entered into in March 2017. During the three months ended September 30, 2017 and 2016, the Company incurred advisory fees of $0 and $0.1 million, respectively, under the agreements. During the nine months ended September 30, 2017 and 2016, the Company incurred advisory fees of $0.1 million and $0.2 million, respectively, under the agreements. Additionally, in 2014 and 2015 the Company granted options to purchase a total of 211,600 shares of common stock to Dr. Wilson as compensation for the advisory services to be provided to the Company, which vest partially upon the completion of service conditions and partially upon the achievement of specified performance conditions as set forth in the award agreements.

10. Net Loss Per Share

The following potentially dilutive securities outstanding at the end of the period were excluded from the computations of diluted weighted-average shares outstanding for the periods indicated as they would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2017	2016
Stock options issued and outstanding	5,617	5,040
Unvested restricted stock units outstanding	40	—
Employee stock purchase plan	12	12
	5,669	5,052

Amounts in the table above reflect the common stock equivalents of the noted instruments.

11. Supplemental Disclosures

Accrued expenses and other current liabilities consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued personnel costs	$5,069	$3,338
Accrued external general and administrative expenses	2,637	672
Accrued external research and development expenses	1,448	3,005
Accrued license fees	1,100	—
Accrued purchases of property and equipment	104	844
Other accrued expenses and current liabilities	447	267
	$10,805	$8,126

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, which we filed with the SEC on March 7, 2017. In addition, you should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We currently plan to build internal gene therapy franchises and develop multiple product candidates in the retinal, metabolic and neurodegenerative therapeutic areas. Our lead product candidate RGX-314 is for the treatment of wet age-related macular degeneration (wet AMD), a leading cause of total and partial vision loss in the United States (U.S.), Europe and Japan. We began enrollment in the Phase I clinical trial for RGX-314 in May 2017 and have completed dosing of the first and second cohorts, including a total of 12 patients, in the Phase I clinical trial. We expect to provide further details regarding the RGX-314 clinical trial, including updates on enrollment, procedural implementation and preliminary safety and tolerability, in our year-end 2017 corporate update scheduled to be released during the first week of January 2018.

In addition to RGX-314, we are developing product candidates in the metabolic and neurodegenerative therapeutic areas, including:

•

RGX-501: We are developing RGX-501 for the treatment of HoFH, a severe genetic disease characterized by premature and aggressive plaque buildup, life threatening coronary artery disease and aortic valve disease due to abnormalities in the function or expression of the low-density lipoprotein receptor. We, together with trial sponsor Penn, began enrollment in the Phase I/II clinical trial for RGX-501 in March 2017 and dosing of the first cohort of three patients has been completed in the Phase I/II clinical trial. We expect to provide further details regarding the RGX-501 clinical trial, including updates on enrollment and preliminary safety and tolerability, in our year-end 2017 corporate update.

•

RGX-111: We are developing RGX-111 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type I (MPS I), a severe genetic lysosomal storage disease caused by deficiency of α-l-iduronidase (IDUA), an enzyme required for breakdown of cellular waste products. The investigational new drug (IND) application filed with the U.S. Food and Drug Administration (the FDA) for RGX-111 for the treatment of MPS I is active and we expect to begin enrollment in a Phase I clinical trial in the first half of 2018.

•

RGX-121: We are developing RGX-121 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type II (MPS II), a severe genetic lysosomal storage disease with a similar phenotype to MPS I. MPS II is caused by deficiency of iduronate-2-sulfatase (IDS), an enzyme that is also responsible for breakdown of cellular waste products. We expect to file an IND application with the FDA for RGX-121 for the treatment of MPS II in the fourth quarter of 2017.

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

Financial Overview

Revenue

We classify our revenue into three categories: license revenue, grant revenue and reagent sales. To date, we have generated limited revenue through our licensing agreements with our NAV Technology Licensees for research, development and commercialization of product candidates using our proprietary technology. Additionally, we have generated limited revenue from grant programs and sales of licensed reagents to customers for use in research and development. We have not generated any revenue from sales of approved products or drug therapies. If we fail to complete the development of our product candidates in a timely manner, or fail to obtain their regulatory approval, our ability to generate future revenue will be materially compromised.

License Revenue

The terms of our license agreements require delivery of a license for use of our intellectual property in either research only, or in research and commercial development of drug therapies for various diseases. License agreements generally have a term equal to the life of the intellectual property, but are terminable at the option of the licensee. Non-refundable payments to us under these arrangements may include: (i) up-front license fees, (ii) option fees to exercise options to obtain commercial licenses, (iii) annual maintenance fees, (iv) sublicense fees, (v) payments based on the achievement of certain milestones by the licensee and (vi) royalties on product sales. Future license revenue is highly dependent on the successful development and commercialization of products by our licensees, which is uncertain, and revenue may fluctuate significantly from period to period. Additionally, we may never receive revenue under a license agreement that contemplates option fees, sublicense fees, milestone payments or future royalties on product sales, given the contingent nature of these payments.

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

Research and Development Expense

Our research and development expense primarily consists of:

•	salaries and personnel-related costs, including benefits, travel and any stock-based compensation, for our scientific personnel performing research and development activities;
•	costs related to executing preclinical studies and clinical trials;
•	costs related to acquiring, developing and manufacturing materials for preclinical studies and clinical trials;
•	fees paid to consultants and other third-parties who support our product candidate development;
•	other costs in seeking regulatory approval of our product candidates; and
•	allocated facility-related costs and overhead.

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

The following table summarizes our research and development expenses incurred in connection with each of our lead product candidates during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
RGX-111	$396	$1,814	$2,279	$4,258
RGX-121	527	1,716	5,260	2,917
RGX-314	1,255	1,446	4,037	4,172
RGX-501	490	1,880	3,789	4,034
Personnel, unallocated and other	9,850	5,704	27,689	14,042
	$12,518	$12,560	$43,054	$29,423

We typically utilize our employee and infrastructure resources across our development programs. We do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs. Personnel, unallocated and other expenses presented in the table above include personnel costs and other internal costs, as well as externally sourced research and development expenses which are not allocated to our lead product candidates.

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

Other Income

Other income primarily includes investment income. Investment income consists of interest income earned on cash equivalents and marketable securities. Cash equivalents are comprised of money market mutual funds and highly liquid debt securities and marketable securities primarily are comprised of corporate debt securities.

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)			(in thousands)
Revenues
License revenue	$1,335	$65	$1,270	$8,345	$2,638	$5,707
Reagent sales	—	47	(47)	—	213	(213)
Grant revenue	1	13	(12)	8	42	(34)
Total revenues	1,336	125	1,211	8,353	2,893	5,460
Expenses
Costs of revenues
Licensing costs	683	13	670	2,085	528	1,557
Costs of reagent sales	—	22	(22)	6	101	(95)
Research and development	12,518	12,560	(42)	43,054	29,423	13,631
General and administrative	9,444	6,200	3,244	22,421	17,848	4,573
Other operating expenses (income)	—	(2)	2	74	(136)	210
Total operating expenses	22,645	18,793	3,852	67,640	47,764	19,876
Loss from operations	(21,309)	(18,668)	(2,641)	(59,287)	(44,871)	(14,416)
Other Income
Investment income	603	514	89	2,115	1,512	603
Total other income	603	514	89	2,115	1,512	603
Net loss	$(20,706)	$(18,154)	$(2,552)	$(57,172)	$(43,359)	$(13,813)

Comparison of the Three Months Ended September 30, 2017 and 2016

License Revenue. License revenue increased by $1.3 million, from $0.1 million for the three months ended September 30, 2016 to $1.3 million for the three months ended September 30, 2017. This increase is primarily attributable to $0.9 million of license revenue recognized upon the achievement of milestones by licensees during the three months ended September 30, 2017. Additionally, in August 2017, we granted a commercial license to Prevail which carried an up-front fee payable in Prevail common stock and resulted in license revenue of $0.4 million recognized during the three months ended September 30, 2017.

General and Administrative Expense. General and administrative expenses increased by $3.2 million, from $6.2 million for the three months ended September 30, 2016 to $9.4 million for the three months ended September 30, 2017. This increase is primarily attributable to an increase of $2.7 million for professional services, including legal, accounting and other advisory services, a significant portion of which was incurred in connection with the proposed merger with Dimension. In October 2017, the merger agreement with Dimension was terminated and we received a $2.9 million termination fee which will be recorded as a reduction of general and administrative expenses in the fourth quarter of 2017.

Comparison of the Nine Months Ended September 30, 2017 and 2016

License Revenue. License revenue increased by $5.7 million, from $2.6 million for the nine months ended September 30, 2016 to $8.3 million for the nine months ended September 30, 2017. This increase is primarily attributable to two commercial licenses we granted in 2017, including a license to AveXis in June 2017 which carried an up-front fee of $6.0 million, as well as $0.9 million of license revenue recognized upon the achievement of milestones by licensees during 2017. During the nine months ended September 30, 2016, we granted one commercial license carrying an up-front fee of $2.0 million which was recognized as revenue during the period, and no milestones were achieved by licensees during the period.

Research and Development Expense. Research and development expenses increased by $13.6 million, from $29.4 million for the nine months ended September 30, 2016 to $43.1 million for the nine months ended September 30, 2017. This increase is primarily attributable to the following:

•

an increase of $7.9 million for personnel costs as a result of increased employee headcount of research and development personnel, including a $2.0 million increase in stock-based compensation expense;

•	an increase of $5.3 million for laboratory costs and externally sourced process development and manufacturing of material to be used in clinical trials for our lead product candidates; and
•

an increase of $1.7 million for facilities and equipment used by research and development personnel, including a $1.5 million increase in depreciation expense allocated to research and development functions, primarily as a result of our advanced manufacturing and analytics laboratory which opened in early 2017.

The increase in research and development expenses was partially offset by a decrease of $1.8 million for externally sourced preclinical research and development services related to our lead product candidates and the advancement of our technology and other potential product candidates.

General and Administrative Expense. General and administrative expenses increased by $4.6 million, from $17.8 million for the nine months ended September 30, 2016 to $22.4 million for the nine months ended September 30, 2017. This increase is primarily attributable to the following:

•

an increase of $2.0 million for professional services, including legal, accounting and other advisory services, a significant portion of which was incurred in connection with the proposed merger with Dimension, which was terminated in October 2017 upon which we received a $2.9 million termination fee; and

•

an increase of $1.9 million for personnel costs as a result of increased employee headcount of general and administrative personnel, including a $0.8 million increase in stock-based compensation expense.

Investment Income. Investment income increased by $0.6 million, from $1.5 million for the nine months ended September 30, 2016 to $2.1 million for the nine months ended September 30, 2017. This increase is primarily attributable to net realized gains of $0.5 million recognized on the sale of investments during 2017.

Liquidity and Capital Resources

As of September 30, 2017, we had cash, cash equivalents and marketable securities of $191.1 million, which were primarily derived from the proceeds of our initial public offering in September 2015 and our follow-on public offering in March 2017, as described below. Additionally, we have supplemented our cash flows with fees received from granting commercial licenses to our proprietary technology to other biotechnology and pharmaceutical companies. We expect that our cash, cash equivalents and marketable securities as of September 30, 2017, will enable us to fund our operating expenses and capital expenditure requirements for at the least the next 12 months from the date of this report, based on our current business plan.

In March 2017, we closed a follow-on public offering in which we sold 3,700,000 shares of common stock at a price of $20.50 per share. In connection with the offering, we granted the underwriters an option to purchase up to 555,000 additional shares of common stock at the public offering price. The underwriters exercised the option in full and purchased the additional shares in April 2017. The aggregate net proceeds from the offering, inclusive of the underwriters’ option exercise, were $81.5 million, net of underwriting discounts and commissions and offering expenses payable by us.

We have incurred losses since our inception and, as of September 30, 2017, had an accumulated deficit of $171.8 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(44,166)	$(28,135)
Net cash provided by (used in) investing activities	(3,647)	1,953
Net cash provided by financing activities	82,857	174
Net increase (decrease) in cash and cash equivalents	$35,044	$(26,008)

Operating Activities

Net cash used in operating activities increased by $16.0 million during the nine months ended September 30, 2017 from the nine months ended September 30, 2016. The increase is primarily attributable to increased employee headcount and increases in research and development and general and administrative expenses.

For the nine months ended September 30, 2017, our net cash used in operating activities of $44.2 million consisted of a net loss of $57.2 million, offset by $10.3 million in adjustments for non-cash items and changes in working capital of $2.7 million. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $7.8 million, depreciation and amortization expense of $2.0 million and net amortization of premiums on marketable debt securities of $1.4 million. The change in working capital was primarily attributable to an increase in accounts payable and accrued expenses and other current liabilities of $4.6 million, partially offset by an increase in prepaid expenses and other current assets of $1.8 million. The increase in accounts payable and accrued expenses and other current liabilities is largely driven by increases in personnel costs, license fees and other operating expenses payable as of September 30, 2017. The increase in prepaid expenses and other current assets is largely driven by an increase in preclinical, manufacturing and clinical trial activities which we were billed for as of September 30, 2017 but are applicable to future periods of performance.

For the nine months ended September 30, 2016, our net cash used in operating activities of $28.1 million consisted of a net loss of $43.4 million, offset by $6.8 million in adjustments for non-cash items and changes in working capital of $8.4 million. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $5.0 million and net amortization of premiums on marketable debt securities of $1.5 million. The change in working capital was primarily attributable to an increase in accounts payable and accrued expenses and other current liabilities of $8.2 million, a decrease in accounts receivable of $1.5 million and an increase in deferred rent of $1.3 million, and was partially offset by an increase in prepaid expenses and other current assets of $2.3 million.

Investing Activities

For the nine months ended September 30, 2017, net cash used in investing activities consisted of $46.6 million to purchase marketable securities and $5.1 million to purchase property and equipment, offset by $48.0 million in sales and maturities of marketable securities.

For the nine months ended September 30, 2016, net cash provided by investing activities primarily consisted of $32.3 million to purchase marketable securities and $3.7 million to purchase property and equipment, partially offset by $38.2 million in sales and maturities of marketable securities.

Financing Activities

For the nine months ended September 30, 2017, net cash provided by financing activities primarily consisted of $81.5 million in aggregate net proceeds from a follow-on public offering of common stock, net of underwriting discounts and commissions and offering expenses paid by us during the period, and $1.3 million in proceeds received from the exercise of stock options and issuance of common stock under the 2015 ESPP.

For the nine months ended September 30, 2016, net cash provided by financing activities consisted of $0.2 million in proceeds received from the exercise of stock options.

Future Funding Requirements

To date, we have generated a limited amount of revenue through license agreements with strategic partners for research, development and commercialization of product candidates using our proprietary technology. Additionally, we have generated revenue from grant programs and sales of licensed reagents to customers for use in research and development, for which we do not expect significant future revenue. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize our product candidates. In addition, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue to expand the research, development and clinical trials of, and seek regulatory approval for, our product candidates. In addition, subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We expect that our cash, cash equivalents and marketable securities as of September 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan. We intend to devote the majority of our current capital to clinical development and regulatory approval of our product candidates. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the amount of increased capital outlays and operating expenditures necessary to complete the development of product candidates. Additionally, our estimates are based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the timing of enrollment, commencement and completion of our clinical trials;
•	the results of our clinical trials;
•	the results of our preclinical studies for our product candidates and any subsequent clinical trials;
•	our planned expansion of the licensing of our NAV Technology Platform;
•	the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials, if any, for our product candidates;
•	the costs associated with building out additional laboratory and manufacturing capacity, if any;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of future product sales, medical affairs, marketing, manufacturing and distribution activities for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	our current licensing agreements or collaborations remaining in effect;
•	our ability to establish and maintain additional licensing agreements or collaborations on favorable terms, if at all;

•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the costs associated with being a public company.

Many of these factors are outside of our control. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory and marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, and any commercial milestones or royalty payments under our licensing agreements, will be derived from or based on sales of products that may not be commercially available for many years, if at all. In addition, revenue from our NAV Technology Platform sublicensing is dependent in part on the clinical and commercial success of our licensing partners, and no products have been commercialized by us or our NAV Technology Licensees using our NAV Technology Platform to date. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For additional information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our exposure to market risk during the nine months ended September 30, 2017.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our NAV Technology Platform and the Development of Our Product Candidates

Our gene therapy product candidates are based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. No in vivo gene therapy product has been approved in the United States and only a few such products have been approved in the European Union.

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

In addition, the clinical trial requirements of the FDA, the European Medicines Agency (the EMA) and other regulatory authorities and the criteria these regulators use to determine the quality, safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be significantly more expensive and take longer than for other, better known or more extensively studied product candidates. No in vivo gene therapy product has been approved in the U.S., while only a few ex vivo gene therapy products have been approved in the U.S. and only a few in vivo gene therapy products have received marketing authorization from the European Commission. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates, which are all in vivo gene therapy product candidates, in either the U.S. or the European Union or how long it will take to commercialize our product candidates. Furthermore, approvals by the European Commission may not be indicative of what the FDA may require for approval, and approvals of ex vivo gene therapy products may not be indicative of what may be required for approval of in vivo gene therapy products.

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

Gene therapy development has inherent risks. Only two of our product candidates, RGX-314 and RGX-501, have ever been used in a clinical trial, our Lead Product Candidates have limited preclinical results and we may experience unexpected results in the future. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates containing our proprietary vectors are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials.

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

We cannot be certain that any of our current or planned clinical trials will be successful, and any safety concerns observed in any one of our current or planned clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications. In addition, failure of one or more of our viral vectors, whether in our product candidates or those of our licensees, would impact the licensing of our NAV Technology Platform. Any such failure could materially harm our business, financial condition, results of operations and prospects.

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

Since inception, we have incurred substantial net losses. Our net losses for the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015, were $57.2 million, $63.0 million and $22.8 million, respectively. As of September 30, 2017, we had an accumulated deficit of $171.8 million. We historically have financed our operations primarily through private and public offerings of our equity securities and sublicensing rights to our NAV Technology Platform. We have devoted substantially all of our efforts to licensing our NAV Technology Platform and to research and development, including preclinical and clinical development of our product candidates, as well as to building out our team. Our only clinical programs are RGX-111, RGX-314 and RGX-501, and we expect that it could be several years, if ever, before we commercialize a product candidate. We license certain intellectual property related to our NAV Technology Platform to third parties. Our NAV Technology Licensees have multiple preclinical studies and clinical trials in progress. However, no NAV Technology Licensee has an approved or commercialized gene therapy product based on such licensing program. We expect to generate only limited revenue, if any, from our current NAV Technology Licensees and any future NAV Technology Licensees in the near term. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2017, our cash, cash equivalents and marketable securities were $191.1 million. We expect that our cash, cash equivalents and marketable securities as of September 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan.

Our future capital requirements will depend on many factors, including:

•	the timing of enrollment, commencement and completion of our clinical trials;
•	the results of our clinical trials;
•	the results of our preclinical studies for our product candidates and any subsequent clinical trials;
•	our planned expansion of the licensing of our NAV Technology Platform;
•	the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials, if any, for our product candidates;
•	the costs associated with building out additional laboratory and manufacturing capacity, if any;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of future product sales, medical affairs, marketing, manufacturing and distribution activities for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	our current licensing agreements or collaborations remaining in effect;
•	our ability to establish and maintain additional licensing agreements or collaborations on favorable terms, if at all;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the costs associated with being a public company.

Many of these factors are outside of our control. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory and marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, and any commercial milestones or royalty payments under our licensing agreements, will be derived from or based on sales of products that may not be commercially available for many years, if at all. In addition, revenue from our NAV Technology Platform sublicensing is dependent in part on the clinical and commercial success of our licensing partners, and no products have been commercialized by us or our NAV Technology Licensees using our NAV Technology Platform to date. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

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

Delays in obtaining regulatory approval of our manufacturing process or disruptions in our manufacturing process may delay or disrupt our commercialization efforts. To date, no cGMP gene therapy manufacturing facility in the U.S. has received approval from the FDA for the manufacture of an approved in vivo gene therapy product.

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

Gene therapy remains a novel technology, with no in vivo gene therapy product approved to date in the U.S. and only a few gene therapy products approved to date in the European Union. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would harm our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in other trials using other vectors. Serious adverse events related to clinical trials we conduct, clinical trials involving our NAV Technology Platform conducted by others or any gene therapy products, even if such adverse events are not ultimately attributable to the relevant product candidates or products, may result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

We rely on third parties for aspects of our business. Our revenue for the nine months ended September 30, 2017 and the year ended December 31, 2016, consisted of license revenue, grant revenue and the sale of licensed reagents to third-parties for use in research and development. One customer accounted for approximately 72% of our total revenue for the nine months ended September 30, 2017. No other customer accounted for more than 10% of revenue for the nine months ended September 30, 2017. Two customers accounted for approximately 68% of our total revenue for the year ended December 31, 2016. No other customer accounted for more than 10% of revenue for the year ended December 31, 2016. Future license revenue is uncertain due to the contingent nature of our licenses granted to third-parties. We expect grant revenue to decrease in the future as we are not currently seeking any further grant awards. We do not dedicate significant resources to sales efforts for reagents and, accordingly, future revenue from sales of reagents is uncertain and may fluctuate significantly from period to period.

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

As of September 30, 2017, our executive officers, directors, holders of more than five percent of our capital stock and their respective affiliates beneficially owned approximately 46% of our outstanding capital stock. As a result, these stockholders may be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company with which our public stockholders disagree.

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

2.1

Agreement and Plan of Merger, dated August 24, 2017, by and among REGENXBIO Inc., Dimension Therapeutics, Inc. and Muddy Charles Acquisition Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on August 25, 2017, and incorporated herein by reference)

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed on September 22, 2015, and incorporated herein by reference)

10.1*	First Amendment to Lease dated November 3, 2017 between the Company and 9600 Blackwell II LLC, as successor in interest to TNREF III 9600 Blackwell, LLC

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

REGENXBIO Inc.

Dated: November 8, 2017	/s/ Kenneth T. Mills
Kenneth T. Mills
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2017	/s/ Vittal Vasista
Vittal Vasista
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)