Form 10-K
period 2017-12-31
REGENXBIO Inc.
filed 2018-03-06
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $505.0 million, based on the closing price of the registrant’s common stock on The Nasdaq Global Select Market on June 30, 2017 of $19.75 per share. For purposes of this disclosure, shares of common stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 2, 2018, there were 31,655,093 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2018 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

REGENXBIO INC.

Form 10-K

PART I

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements express a belief, expectation or intention and are generally accompanied by words that convey projected future events or outcomes such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or by variations of such words or by similar expressions. We have based these forward-looking statements on our current expectations and assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks, uncertainties, assumptions and other important factors, including, but not limited to:

•	the timing of enrollment, commencement and completion of our clinical trials;
•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;
•	the timely development and launch of new products;
•	the ability to obtain and maintain regulatory approval of our product candidates, and the labeling for any approved products;
•	the scope, progress, expansion and costs of developing and commercializing our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidates and technology;
•	our anticipated growth strategies;
•	our expectations regarding competition;
•	the anticipated trends and challenges in our business and the market in which we operate;
•	our ability to attract or retain key personnel;
•	the size and growth of the potential markets for our product candidates and the ability to serve those markets;
•	the rate and degree of market acceptance of any of our product candidates;
•	our ability to establish and maintain development partnerships;
•	our expectations regarding our expenses and revenue;
•	our expectations regarding regulatory developments in the United States and foreign countries; and
•	the use or sufficiency of our cash and cash equivalents and needs for additional financing.

You should carefully read the factors discussed in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (SEC) for additional discussion of the risks, uncertainties, assumptions and other important factors that could cause our actual results or developments to differ materially and adversely from those projected in the forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on us or our businesses or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially and adversely from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this report. Except as required by law and the rules of the SEC, we do not undertake any obligation, and specifically decline any obligation, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

As used in this Annual Report on Form 10-K, the terms “REGENXBIO,” “we,” “us,” “our” or the “Company” mean REGENXBIO Inc. and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

NAV, REGENXBIO and the REGENXBIO logos are our registered trademarks. Any other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

INDUSTRY AND MARKET DATA

We obtained the industry, market and competitive position data used throughout this Annual Report on Form 10-K from our own internal estimates and research, as well as from industry and general publications, in addition to research, surveys and studies conducted by third parties. Internal estimates are derived from publicly-available information released by industry analysts and third-party sources, our internal research and our industry experience, and are based on assumptions made by us based on such data and our knowledge of our industry and market, which we believe to be reasonable. We have not independently verified industry, market and competitive position data from third-party sources, but we believe the sources of such information to be reliable. While we believe the industry, market and competitive position data included in this Annual Report on Form 10-K is reliable and is based on reasonable assumptions, such data involves risks and uncertainties and are subject to change based on various factors, including those discussed in “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

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

Our product candidate RGX-314 is for the treatment of wet age-related macular degeneration (wet AMD), a leading cause of total and partial vision loss in the United States, Europe and Japan. We began enrollment in the Phase I clinical trial for RGX-314 for the treatment of wet AMD in May 2017 and have completed dosing of three cohorts of six patients each, a total of 18 patients, in the Phase I clinical trial. We expect to present topline data from the Phase I clinical trial in late 2018.

Our product candidate RGX-501 is for the treatment of homozygous familial hypercholesterolemia (HoFH), a severe genetic disease characterized by premature and aggressive plaque buildup, life threatening coronary artery disease (CAD) and aortic valve disease predominantly due to abnormalities in the function or expression of the low-density lipoprotein receptor (LDLR) gene. We, together with trial sponsor the University of Pennsylvania (Penn), began enrollment in the Phase I/II clinical trial for RGX-501 in March 2017. We have completed dosing of the first cohort of three patients and have dosed two patients in the second cohort. We expect to present topline data from the Phase I/II clinical trial in late 2018.

We are also developing product candidates to address the neurological symptoms of two severe genetic lysosomal storage diseases, Mucopolysaccharidosis Type I (MPS I) and Mucopolysaccharidosis Type II (MPS II). MPS I is caused by deficiency of α-l-iduronidase (IDUA) and MPS II is caused by deficiency of iduronate-2-sulfatase (IDS), both of which are enzymes that are responsible for breakdown of cellular waste products. Deficiencies in these enzymes lead to a number of physical symptoms and patients with severe forms of these diseases also exhibit significant cognitive decline. The investigational new drug applications (INDs) filed with the U.S. Food and Drug Administration (the FDA) for RGX-111 and RGX-121, our product candidates for MPS I and MPS II, respectively, are active. We expect to begin enrollment in a Phase I clinical trial for RGX-111 and a Phase I/II clinical trial for RGX-121 in mid-2018.

In addition to our lead product candidates, we have also funded, and plan to continue to fund, preclinical research on potential product candidate programs that may become part of our internal product development pipeline. We have partnered with a number of leading academic institutions and will continue to seek partnerships with innovative institutions to develop novel NAV gene therapy product candidates. We expect to announce an additional lead product candidate in the second half of 2018.

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

In addition to our internal product development efforts, we also selectively sublicense our NAV Vectors to other biotechnology companies, which we refer to as NAV Technology Licensees. As of December 31, 2017, our NAV Technology Platform was being applied in the development of more than 20 partnered product candidates by 10 NAV Technology Licensees.

Our internal and partnered product development program pipeline is shown below.

Internally developed product candidates

Indication	Research	Preclinical	Phase I / II	Phase III	Anticipated Milestones
Retinal Diseases					
Wet age-related macular degeneration (wet AMD)		RGX–314			Topline data late 2018
Metabolic Diseases					
▲ Homozygous familial hypercholesterolemia (HoFH)		RGX–501			Topline data late 2018
Neurodegenerative Diseases					
▲ ★ Mucopolysaccharidosis Type I (MPS I)		RGX–111			Begin enrollment in Phase I trial mid-2018
▲ ★ Mucopolysaccharidosis Type II (MPS II)		RGX–121			Begin enrollment in Phase I/II trial mid-2018
Additional lead program candidate					
Undisclosed indication					Designation in 2H 2018

▲ Orphan Drug Designation
★ Rare Pediatric Disease Designation

NAV Technology Licensee product candidates

Target	Research: Indication	Research: NAV Licensee	Preclinical: Indication	Preclinical: NAV Licensee	Phase I / II: Indication	Phase I / II: NAV Licensee	Phase III: Indication	Phase III: NAV Licensee
Hematologic / liver	*Citrullinemia Type I*	Ultragenyx	*Hemophilia A*	Ultragenyx / Bayer	*Hemophilia A*	Shire		
	PKU	Ultragenyx	*GSD1a*	Ultragenyx	*OTC Deficiency*	Ultragenyx		
	Wilson Disease	Ultragenyx			*Crigler-Najjar*	Audentes		
Retina	*Achromatopsia*	Biogen						
	Choroideremia	Biogen						
Central nervous system	*Parkinson's with GBA*	Prevail	*ALS SOD1*	AveXis	*SMA Type II*	AveXis	*SMA Type I*	AveXis
	Undisclosed	Voyager / Genzyme	*Rett Syndrome*	AveXis	*MPS IIIA*	Lysogene		
			Undisclosed	Voyager				
			MPS IIIA	Esteve				
Cardiac / skeletal Muscle	*Friedreich's Ataxia*	Voyager / Genzyme	*CPVT*	Audentes	*XLMTM*	Audentes		
	Friedreich's Ataxia	Adverum			*Pompe Disease*	Audentes

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

Our company was formed from a successful collaboration that began in February 2009 between FOXKISER LLP, Penn and James Wilson, M.D., Ph.D. As our team has grown, we have continued to build on our scientific foundation, adding depth in gene therapy and biotechnology leadership. Our management team includes leaders who are experienced in building and operating innovative healthcare ventures and have expert knowledge in the development of AAV gene therapy. We believe the strength of our team positions us to succeed in developing and bringing to market, independently or with our development partners, unique, best-in-class gene therapy treatments for a range of severe diseases with significant unmet medical needs.

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

•

Focus on rapidly advancing our internal lead proprietary development programs in retinal, metabolic and neurodegenerative diseases. Both wet AMD and HoFH are diseases with high unmet clinical need and current treatments that are sub-optimal. We have enrolled 18 patients in a Phase I clinical trial for RGX-314 and we expect to present topline data from the Phase I clinical trial in late 2018. We have enrolled five patients in a Phase I/II clinical trial for RGX-501 and we expect to present topline data from the Phase I/II clinical trial in late 2018. The INDs for RGX-111 for the treatment of MPS I and RGX-121 for the treatment of MPS II are active. We expect to initiate a Phase I clinical trial for RGX-111 and a Phase I/II clinical trial for RGX-121 for the treatment of MPS II in mid-2018. If we are successful in achieving proof-of-concept in the Phase I or Phase I/II clinical trials for these diseases, we will pursue further development, including registration trials and commercialization of such product candidates.

•

Establish gene therapy franchises in and beyond our current core therapeutic areas of retinal, metabolic and neurodegenerative diseases. After human proof-of-concept is achieved in a disease, we believe we will be able to apply what we have learned and use our NAV Technology Platform to more rapidly develop new product candidates for many similar diseases. Once an appropriate vector and route of administration for a particular disease type have been established, we believe a new gene can be inserted into the appropriate vector and the established route of administration can be used for other similar diseases. To date, our strategy of focusing on retinal, metabolic and neurodegenerative diseases has been informed by significant animal, and in some cases human clinical, data that indicate specific NAV Vectors are particularly effective in the cells where these types of diseases manifest. Targeting tissues where diseases manifest is critical to impacting the course of diseases with our NAV gene therapy treatments (NAV Gene Therapy). This approach underpins our strategy for our neurodegenerative disease franchise, for example, where we applied knowledge from IND-enabling studies of RGX-111 for MPS I to enable a rapid follow-on IND filing for RGX-121, our MPS II program. We believe that this approach may also be applicable to metabolic and retinal diseases, as well as many other therapeutic areas, and will allow us to efficiently generate product candidates for diseases in and beyond our current areas of therapeutic focus, including the additional lead product candidate we expect to designate in the second half of 2018.

•

Further grow the potential of our NAV Technology Platform through strategic in-licensing and sublicensing of new programs. We plan to grow the potential of our NAV Technology Platform through licensing. For example, we are pursuing in-licensing for programs we deem to be the most promising research programs using our NAV Vectors. We intend to continue to selectively sublicense our NAV Technology Platform for specific vector and indication combinations to additional NAV Technology Licensees. Strategic sublicensing allows us to maintain our internal product development focus in our core disease indications and therapeutic areas while still expanding the NAV Gene Therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform, and creating potential additional revenue.

•

Leverage the NAV Technology Platform in the expression of therapeutic proteins, antibodies and gene editing. Our treatment for wet AMD involves the novel, one-time administration of our NAV AAV8 vector encoding a gene for a monoclonal antibody fragment, which has the potential to enable a patient’s retinal cells to continuously produce therapeutic antibodies. To maintain efficacy, the current standard of care for the treatment of wet AMD requires repetitive and inconvenient intraocular injections of marketed therapeutic proteins or antibodies, typically ranging from every four to eight weeks in frequency. There are many diseases where the existing standard of care involves frequent administration of marketed therapeutic proteins or antibodies and we believe there are other patient populations that would benefit from NAV-based treatments designed to enable different cells in the body of patients to produce therapeutic proteins or antibodies. In addition, it has been demonstrated by several researchers that our NAV Technology Platform can be efficiently adapted to deliver different genome editing components to address the specific treatment needs of many disease targets. We may aim to invest in research and development in these areas or explore collaborations with strategic partners that have capabilities in the development of therapeutic antibodies, proteins and gene editing.

•

Maintain and grow our extensive intellectual property portfolio. We plan to leverage our intellectual property rights and substantial expertise in AAV gene therapy in order to develop and commercialize NAV Gene Therapy. We have licensed exclusive rights to a broad portfolio of certain fundamental AAV gene therapy patents and patent applications. In securing these rights, we have focused on obtaining robust rights for those intellectual property assets we believe will be most important in providing us with a competitive advantage with respect to AAV gene therapy treatments. We plan to continue to seek to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business.

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

Retinal Diseases

We are developing applications of our NAV Technology Platform to treat acquired and inherited forms of retinal disease that can result in visual loss or complete blindness. The retina is the light-sensitive layer of cells that lines the inside of the eye and sends visual messages to the brain. The effects of retinal diseases are isolated to the eye, which we believe is an ideal target for gene therapy due to its relatively immunoprivileged state, small size and relative physical isolation from the rest of the body. We believe NAV Vectors can safely and effectively target a diverse set of retinal cells, including retinal pigment epithelium (RPE) cells and photoreceptors, enabling production of high levels of protein with the potential to impact a broad range of diseases. Additionally, the molecular basis of many retinal diseases is becoming well-understood and many retinal diseases are monogenic diseases whose complementary deoxyribonucleic acid (DNA) has already been successfully cloned. Diagnosis of many forms of inherited blindness is becoming quicker and simpler due to improved research and the application of technology to characterize the variable, unique patterns of different retinal diseases. We believe our NAV Gene Therapy may have improved profiles for achieving therapeutic efficacy where highly efficient gene delivery to the retina is required.

Third party studies have reported safety and efficacy of subretinal injection of AAV2 in clinical trials for a retinal disease called Leber congenital amaurosis type 2 (LCA2). Other programs have studied the safety and efficacy profile of AAV2 to treat neovascularization in wet AMD. For LCA2, retinal function was restored by reconstituting gene function in the RPE. However, for most retinal degeneration disorders, photoreceptor cells are the primary cell type involved and have historically been a more difficult cellular target in the retina for AAV gene therapy. We believe our NAV Technology Platform will be more efficient at gene delivery into many retinal cell types, particularly photoreceptor cells, than earlier generation AAV vectors such as AAV2. Data from mice, dogs and non-human primates suggests that, compared to other AAVs, NAV Vectors can safely and more effectively target a diverse set of retinal cells, including RPE cells and photoreceptors, when compared to other AAVs. For instance, in most retinal cells, NAV-mediated gene delivery reaches maximal levels of expression much sooner than AAV2-mediated delivery in these animal studies. Furthermore, in the same set of retinal cells, NAV Vectors achieve equivalent expression to AAV2 at a dose that is ten times less. Our NAV Technology Platform has been used successfully in a gene therapy approach in animal models of achromatopsia, LCA2, autosomal recessive retinitis pigmentosa, x-linked retinoschisis and wet AMD.

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

RGX-314 for the Treatment of Wet AMD

Overview of Wet AMD

Age-related macular degeneration (AMD) is a disease that results in diminution and eventual loss of central vision due to progressive damage to the macula, which is the functional center of the retina. A subset of AMD patients have wet AMD, which is characterized by loss of vision due to excess fluid accumulation from new blood vessel formation. Fluid leakage following this excess fluid accumulation can result in physical changes in the structure of the retina and adverse changes in vision. As this process progresses, blindness can result from atrophy and scar formation.

Wet AMD is a leading cause of total and partial vision loss in the United States, Europe and Japan. Wet AMD consists of approximately 10% of all cases of AMD, but accounts for approximately 90% of the vision loss associated with AMD. As indicated by the name, the risk for developing AMD increases with age and we anticipate the diagnosis rate will continue to increase as the population continues to trend towards an aging population. In the United States, the prevalence of wet AMD is estimated to be nearly 600,000 individuals and there may be over two million individuals living with wet AMD in the United States, Europe and Japan combined. In developed countries, an estimated two-thirds of people with AMD have been diagnosed, of whom about two-thirds are treated.

Current Therapies for Wet AMD

Anti-vascular endothelial growth factor (VEGF) therapies have significantly changed the landscape for treatment of wet AMD. They have quickly become the standard of care due to their ability to reduce fluid accumulation and, on average, improve vision in the majority of patients with wet AMD. Currently, there are three anti-VEGFs that are commonly used for the treatment of wet AMD. All of these therapies, however, require repetitive and inconvenient intraocular injections, typically ranging from every four to eight weeks in frequency, to maintain efficacy. Patients often experience vision loss with reduced frequency of treatment and due to a variety of factors, including inconvenience and discomfort associated with frequent injections in the eye, patient compliance is a significant concern with anti-VEGF therapies.

We are aware of multiple gene therapy product candidates developed previously to address the unmet medical need described above for wet AMD by targeting VEGF inhibition using AAV2 as the gene therapy vector. We believe published clinical trials for wet AMD gene therapy illustrate the safety of the subretinal delivery approach and the potential to reduce injection frequency using gene therapy. We also believe the data from these clinical trials may indicate that some patients may benefit from greater inhibition of VEGF activity and that utilizing NAV Technology could allow us to achieve better VEGF inhibition than our competitors using AAV2 to treat wet AMD.

RGX-314

RGX-314 is our product candidate for the treatment of wet AMD. RGX-314 is being developed as a novel, one-time subretinal treatment for wet AMD that includes the NAV AAV8 vector encoding a gene for a monoclonal antibody fragment. The expressed protein is designed to neutralize VEGF activity, modifying the pathway for formation of new leaky blood vessels and retinal fluid accumulation. After delivery of RGX-314, we believe retinal cells will continue to produce the anti-VEGF protein.

Clinical Development of RGX-314

Enrollment in the Phase I clinical trial of subretinally administered RGX-314 in the United States in patients with wet AMD began in May 2017. The trial is an ascending dose design with a formal safety assessment of each dose group by an independent data safety monitoring board (DSMB) prior to dose escalation. The trial design allows for enrollment of up to 18 patients across three dose levels (3 × 10^9 genome copies (GC)/eye, 1 × 10^10 GC/eye, and 6 × 10^10 GC/eye). Each cohort consists of six patients who have a documented need and history of response to anti-VEGF therapies. Primary endpoints include adverse events (AEs), certain laboratory measures (including immunological parameters), evaluation of best-corrected visual acuity (BCVA), retinal fluid on spectral domain ocular coherence tomography (SD- OCT), presence of RGX-314 protein in aqueous fluid and other outcome measures. The primary purpose of the clinical trial is to evaluate the safety and tolerability of RGX-314 at 24 weeks after a single dose of RGX-314 administered by subretinal delivery. Following completion of the primary study period, it is expected that subjects will enter the follow-up period and will continue to be assessed until week 106 to assess long term safety and durability of effect.

We have fully enrolled three dose cohorts, a total of 18 patients, in the Phase I clinical trial for RGX-314. Treatments have been administered at four sites in the United States. The procedure has been completed via automated delivery by trained retina surgeons using a vitrectomy machine within an hour or less in most cases. As we reported in January 2018, based on the first 12 patients dosed, we had observed RGX-314 to be generally well-tolerated by patients. At that time, we also shared an interim look at the RGX-314 protein expression data at the four-week timepoint on the first two cohorts of patients. In these first two cohorts, evidence of dose-dependent RGX-314 protein expression, as measured by enzyme-linked immunosorbent assay, or an ELISA, was observed.

We expect to present topline data from the RGX-314 Phase I clinical trial in late 2018, which will include both primary and secondary endpoint data.

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

Other Retinal Disease Programs

In addition to our RGX-314 program, we have also funded, and plan to continue to fund, preclinical research on potential retinal disease product candidate programs that may become part of our internal product development pipeline. Our goal is to develop a gene therapy franchise in retinal diseases, as well as explore further applications of NAV Technology. We have partnered with a number of leading academic institutions and will continue to seek partnerships with innovative institutions.

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

Historically, a clinical trial for the treatment of hemophilia B using AAV2 vectors that were administered to achieve expression of genes in the liver did not produce evidence of efficacy. Reported data from this study generally did not show any measurable levels of expression sufficient to correct disease symptoms. In subjects where measurable expression levels were reported, gene expression faded over a short period of time. We believe selecting different AAV vectors will increase the levels and duration of expression.

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

RGX-501 for the Treatment of HoFH Caused by LDLR Mutations

Overview of HoFH

HoFH is a monogenic disorder caused predominantly by abnormalities in the function or expression of the LDLR gene. LDLR plays an important role in the regulation of cholesterol by facilitating uptake and degradation of low-density lipoprotein (LDL) in the liver. LDL is the primary carrier of cholesterol in the blood and has been implicated in the development of plaque buildup in the arteries. HoFH patients have very low levels or are completely deficient of LDLR, resulting in very high blood cholesterol levels which are typically greater than 500 milligrams per deciliter (mg/dl). This leads to premature and aggressive plaque buildup, life threatening CAD and aortic valve disease. Patients with HoFH develop progressive atherosclerosis, or narrowing and blockage of the arteries beginning at an early age, which leads to a high incidence of heart attacks in children and teenagers, among other severe symptoms. If untreated, HoFH patients usually die of causes related to CAD or aortic valve disease before the age of 30.

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

Current Therapies for HoFH

The current standard of care in HoFH focuses on early initiation of aggressive treatment because of the severe clinical effects of elevated LDL-C. Unfortunately, available treatment options are limited. Lipoprotein apheresis, a physical method of filtering the plasma of LDL-C, requires weekly or biweekly treatment in order to maintain effect. The procedure is laborious, requiring frequent intravenous access that can be challenging, expensive and not readily available. Other available treatments include statins, a class of pharmaceuticals commonly used to lower cholesterol levels, cholesterol absorption inhibitors and other cholesterol lowering medications. The FDA has approved two drugs as add-on therapy specifically for HoFH: lomitapide and mipomersen. Both result in a reduction of LDL-C, but their use is associated with an array of adverse events that may affect tolerance and long-term adherence. These therapies do not provide a cure for the disease and their use is limited due to tolerability and drug availability. Despite the implementation of an aggressive multi-drug therapy approach, the LDL-C levels of HoFH patients remain elevated and mean life expectancy remains at approximately 32 years. Other available treatments include PCSK9 inhibitors. PCSK9 inhibitors are designed to bind to a protein called PCSK9 and inhibit PCSK9 from binding to LDLR on the liver surface. In the absence of PCSK9, there is more LDLR on the surface of the liver to remove LDL-C from the blood. We believe that the emergence of PCSK9 inhibitors as therapy will increase the opportunity and awareness for the profile of RGX-501 by helping to identify more patients who may benefit from its product profile. A clinical trial evaluating a PCSK9 inhibitor demonstrated that its effectiveness relies on patients having functional LDLR. We believe that a substantial unmet medical need remains for the population of HoFH patients who are LDLR negative or severely deficient in LDLR function. We believe that RGX-501, by restoring or increasing LDLR function, may enhance the impact of PCSK9 inhibitors in the treatment of many patients with high cholesterol and as prescribers explore combination therapies. With all current therapies, even in combination, providing sub-optimal treatment for patients, a better solution is needed. We believe HoFH is a promising disease target for gene therapy.

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

Clinical Development of RGX-501

Enrollment in the Phase I/II clinical trial of intravenously administered RGX-501 in the United States in patients with HoFH began in March 2017. The trial is a single ascending dose design with a formal safety assessment by an independent DSMB prior to dose escalation. The trial design calls for enrollment of up to 12 subjects with dosing at a single center. Patient follow-up is being conducted at a number of sites globally. The primary endpoint is a safety assessment. The secondary endpoints are reduction in LDL-C and other outcome measures. Based on previous clinical trials and recent approvals in HoFH, we believe reduction in LDL-C is an endpoint that is an acceptable measure on which regulatory approval could be based.

We have enrolled five patients in the Phase I/II clinical trial for RGX-501, three in the first dose cohort and two in the second dose cohort. As we reported in January 2018, based on the first three patients dosed, we had observed RGX-501 to be generally well-tolerated by patients. One subject in the first cohort experienced a drug-related SAE within 24 hours of dosing of hypotension associated with a mild inflammatory response, which resolved within a few hours of onset. The nature and time frame of the SAE is distinct from expected and known immune responses to AAV therapy. The patient recovered quickly from the SAE without significant sequalae.

We expect to present topline data from the RGX-501 Phase I/II clinical trial in late 2018, which will include both primary and secondary endpoint data.

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

Neurodegenerative Diseases

We are focused on developing NAV Gene Therapy for diseases with significant unmet medical need that involve neurodegeneration in the brain and spinal cord—which together comprise the central nervous system (CNS). We believe our NAV Technology Platform has optimal features for gene delivery to the CNS. In addition, our programs involve novel strategies for improved delivery of NAV Gene Therapy to the CNS that enhance our candidate profiles.

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

Additionally, one of our NAV Vectors, AAV9, has produced evidence of potentially unique and beneficial properties for gene delivery in the CNS by having the ability to cross the blood-brain barrier. As a result, treatments may be delivered via intravenous injection to target the CNS. One of our NAV Technology Licensees is currently using this approach in a clinical trial for the treatment of spinal muscular atrophy (SMA) Type I, which has shown evidence of lower motor neuron transduction.

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

The first disease modifying therapy developed for severe MPS I was bone marrow transplant (BMT). Though BMT has demonstrated improvements in survival, growth, cardiac and respiratory function, mobility and intellect, it is also associated with clinically relevant morbidity and an estimated 10% to 20% mortality. Accordingly, the procedure is reserved for patients with severe disease before two years of age because the risk-benefit ratio is thought to be more favorable in younger patients who have not yet experienced advanced cognitive decline. Another critical limitation of BMT is that cognitive decline continues for up to a year after transplant before stabilizing, leaving permanent cognitive deficits. In an effort to find approaches that treat the CNS manifestations of neurodegenerative diseases, clinical trials to evaluate direct administration of ERT into the spinal fluid (intrathecal administration) for the treatment of MPS I and direct administration of ERT into the brain (intracerebroventricular administration) for Batten’s Disease (a neurodegenerative disease) have been initiated. These approaches, however, do not address the underlying cause of these neurodegenerative diseases. Furthermore, we believe the need for frequent (bi-weekly or monthly) intrathecal or intracerebroventricular administration is likely to lead to patient compliance issues, further reducing the treatment potential of this method of ERT.

Overall, the limitations of BMT and ERT leave a significant unmet need for a method to safely achieve long-term IDUA reconstitution in the CNS for MPS I patients experiencing neurological complications.

RGX-111

RGX-111 is our product candidate for the treatment of MPS I which is designed to use the AAV9 vector to deliver the human IDUA gene to the CNS. Delivery of the enzyme that is deficient within cells in the CNS could provide a permanent source of secreted IDUA beyond the blood-brain barrier, allowing for long-term cross-correction of cells throughout the CNS. We believe this strategy could also provide rapid IDUA delivery to the brain, potentially preventing the progression of cognitive deficits that otherwise occurs in MPS I patients.

We have received orphan drug product designation and rare pediatric disease designation from the FDA for RGX-111.

Planned Clinical Development of RGX-111

The IND for RGX-111 is active and we plan to initiate a Phase I clinical trial of RGX-111 based gene delivery via CNS administration in mid-2018 in subjects with MPS I. The clinical trial is a single ascending dose design and a formal safety assessment of the first dose group will be conducted by an independent DSMB prior to dose escalation. The trial design calls for enrollment of up to five subjects with MPS I. The first subject must be greater than 18 years of age, and all subsequent subjects will be greater than or equal to six years of age. All subjects must have documented evidence of early-stage neurocognitive deficits due to MPS I. The primary endpoint will be a safety assessment. The secondary endpoints include the effect of RGX-111 on biomarkers of IDUA activity in the CSF, serum and urine and the effect of RGX-111 on neurocognitive deficits, as well as other outcome measures.

We expect to present an interim update from the RGX-111 Phase I clinical trial in late 2018.

Preclinical Proof of Concept of RGX-111

To assess the feasibility of achieving widespread IDUA expression and correction of storage pathology throughout the brain of MPS I patients, we carried out proof-of-concept studies of intrathecal AAV9 delivery of IDUA using large animal models of MPS I. These studies demonstrated that AAV9 delivery can safely restore IDUA expression to levels equivalent to or greater than non-affected animals. As can be seen in the diagram below, animals treated with an intracisternal injection of an AAV9 vector expressing feline IDUA from a CB promoter (gray symbols) or CMV promoter (black symbols) showed IDUA expression levels above those of untreated animals and in some cases above those of wild-type animals (the dotted line represents mean CSF IDUA expression for two wild-type animals). Storage correction was observed throughout the CNS. Some animals had IDUA activity at lower levels than wild-type animals post-treatment but also achieved significant correction relative to diseased animals. The extent of CNS correction in our studies was substantially greater than that observed in a previous study of MPS I cats treated with BMT at similar ages, thus demonstrating that gene delivery can achieve rapid onset and high levels of IDUA delivery, and similar findings have also been observed in a canine model of MPS I. These findings provide proof of concept of AAV9 delivery of IDUA for treating the CNS pathology associated with MPS I.

IDUA Expression in Feline CSF Following IT AAV9 Delivery(1)

(1)	Molecular Therapy: Intrathecal gene therapy corrects CNS pathology in a feline model of mucopolysaccharidosis I, Peter Bell, et al. (July 2014).

RGX-121 for the Treatment of MPS II Caused by X-Linked Recessive IDS Mutations

Overview of MPS II

MPS II, also known as Hunter syndrome, is a rare, X-linked recessive, or sex-linked, disease caused by a deficiency of IDS. IDS is another enzyme responsible for the breakdown of polysaccharides heparan sulfate and dermatan sulfate in the lysosomes of cells, resulting in a progressive, multisystem disorder with a similar phenotype to MPS I. In severe forms of the disease, early developmental milestones may be met, but developmental delay is readily apparent by 18 to 24 months. Developmental progression begins to plateau between three and five years of age, with regression reported to begin around six and a half years. By the time of death, most patients with CNS involvement are severely mentally handicapped and require constant care.

MPS II is estimated to occur in approximately 1 in 100,000 to 1 in 170,000 births. Based on global population, this equates to approximately 500 to 1,000 MPS II patients born each year worldwide.

Current Therapies for MPS II

In 2006, recombinant IDS (Elaprase), an ERT, was approved by the FDA for the treatment of MPS II and has subsequently been approved for use internationally. However, ERT does not treat CNS manifestations of MPS II, since the enzyme cannot cross the blood-brain barrier. Specific treatment to address the neurological manifestations of MPS II and prevent or stabilize cognitive decline remains a significant unmet medical need. Overall, the limitations of ERT leave a significant unmet need for a method to safely achieve long-term IDS reconstitution in the CNS for MPS II patients experiencing neurological complications.

RGX-121

RGX-121 is our product candidate for the treatment of MPS II, which is designed to use the AAV9 vector to deliver the human IDS gene to the CNS. Delivery of the enzyme that is deficient within cells in the CNS could provide a permanent source of secreted IDS beyond the blood-brain barrier, allowing for long-term cross-correction of cells throughout the CNS. We believe this strategy could also provide rapid IDS delivery to the brain, potentially preventing the progression of cognitive deficits that otherwise occur in MPS II patients.

As noted above, this approach has been successfully used in the treatment of animal models of monogenic CNS diseases. Previously conducted studies of AAV9 directed gene therapy in the CNS with MPS I animal models have shown that AAV9 can successfully be used to achieve wide biodistribution within the CNS, robust expression of transgene product that benefits from cross-correction and overall acceptable safety profile. We believe these studies have validated the use of AAV9 in the development of CNS directed gene therapy products and that by using AAV9 for the development of both RGX-111 and RGX-121, we have been able to build upon the learnings and experience generated in our RGX-111 program to rapidly and efficiently focus our development efforts for RGX-121.

We have received orphan drug product designation and rare pediatric disease designation from the FDA for RGX-121.

Planned Clinical Development of RGX-121

The IND for RGX-121 is active and we plan to initiate a Phase I/II clinical trial of RGX-121 based gene delivery via CNS administration in mid-2018 in subjects with MPS II. The clinical trial is a single ascending dose design and a formal safety assessment of the first dose group will be conducted by an independent DSMB prior to dose escalation. The trial design calls for enrollment of up to six subjects with MPS II. Subjects in the study must be greater than or equal to four months of age and less than five years of age. All subjects must have documented evidence of neurocognitive deficits due to MPS II or have a relative diagnosed with severe MPS II who has the same IDS mutation as the subject. The primary endpoint will be a safety assessment. The secondary and exploratory endpoints include the effect of RGX-121 on biomarkers of IDS activity in the CSF, serum and urine and effect of RGX-121 on neurocognitive deficits, as well as other outcome measures.

We expect to present an interim update from the RGX-121 Phase I/II clinical trial in late 2018.

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

GM3 Positive Cells in Mouse Tissue Following IT AAV9 Delivery(1)

(1)

Human Gene Therapy: Delivery of an adeno-associated virus vector into cerebrospinal fluid attenuates central nervous system disease in mucopolysaccharidosis Type II mice, Christian Hinderer, et al. (August 2016).

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

Each sublicense specifies the vector or vectors and disease indication or indications as well as whether the sublicense is exclusive or non-exclusive. In determining whether to sublicense, we first evaluate whether the disease indication is of interest to us in which case we may develop a therapeutic for the disease indication internally using our NAV Technology Platform. If it is not, we consider the size of the potential market and unmet need, competition, licensee development history and capabilities and licensee’s ability to pay in evaluating whether to enter into a license agreement. As of December 31, 2017, our NAV Technology Platform was being applied in the development of more than 20 partnered product candidates by 10 NAV Technology Licensees, most under a license to specific NAV Vectors for specific indications.

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

As of December 31, 2017, our NAV Technology Licensees had eight clinical stage programs using NAV Vectors. The chart below provides an overview of the development status of the programs of our NAV Technology Licensees.

NAV Technology Licensee product candidates

Target	Research: Indication	Research: NAV Licensee	Preclinical: Indication	Preclinical: NAV Licensee	Phase I / II: Indication	Phase I / II: NAV Licensee	Phase III: Indication	Phase III: NAV Licensee
Hematologic / liver	*Citrullinemia Type I*	Ultragenyx	*Hemophilia A*	Ultragenyx / Bayer	*Hemophilia A*	Shire		
Hematologic / liver	*PKU*	Ultragenyx	*GSD1a*	Ultragenyx	*OTC Deficiency*	Ultragenyx		
Hematologic / liver	*Wilson Disease*	Ultragenyx			*Crigler-Najjar*	Audentes		
Retina	*Achromatopsia*	Biogen						
Retina	*Choroideremia*	Biogen						
Central nervous system	*Parkinson's with GBA*	Prevail	*ALS SOD1*	AveXis	*SMA Type II*	AveXis	*SMA Type I*	AveXis
Central nervous system	*Undisclosed*	Voyager / Genzyme	*Rett Syndrome*	AveXis	*MPS IIIA*	Lysogene		
Central nervous system			*Undisclosed*	Voyager				
Central nervous system			*MPS IIIA*	Esteve				
Cardiac / skeletal Muscle	*Friedreich's Ataxia*	Voyager / Genzyme	*CPVT*	Audentes	*XLMTM*	Audentes		
Cardiac / skeletal Muscle	*Friedreich's Ataxia*	Adverum			*Pompe Disease*	Audentes

AveXis, Inc.

AveXis, Inc. License to Treat Spinal Muscular Atrophy, as Amended. In January 2018, we entered into an amendment to our 2014 license agreement with AveXis, Inc. (AveXis). Under the amendment, we granted AveXis an exclusive, worldwide commercial license, with rights to sublicense, to any recombinant AAV vector in our intellectual property portfolio during the term of the license agreement for the treatment of SMA in humans by in vivo gene therapy. Under the original AveXis license agreement, we had granted AveXis a license relating only to the NAV AAV9 vector.

Additionally, the amendment modifies the terms and conditions of the license agreement relating to assignment. Under the amended assignment provision, AveXis is permitted to transfer the license agreement without our consent in connection with a change of control of AveXis, subject to the transferee or successor agreeing in writing to be bound by the terms of the license agreement and the payment to us of certain fees due upon such change of control, as described below. Under the original 2014 license agreement, any assignment by AveXis without our prior written consent had been prohibited. The amendment also provides that, solely upon the written request of AveXis, we may, in our sole discretion after receipt of such request, provide certain collaboration services to AveXis regarding the development and commercialization of gene therapy product candidates for the treatment of SMA.

Pursuant to the amendment, in consideration for the additional rights granted thereunder and in addition to the payments and royalties owed under the original 2014 license agreement, AveXis paid to us a fee of $80.0 million upon entry into the amendment. In addition, AveXis will pay to us (i) $30.0 million on the first anniversary of the effective date of the amendment, (ii) $30.0 million on the second anniversary of the effective date of the amendment and (iii) potential commercial milestone payments of up to $120.0 million. In the event of a change of control of AveXis, to the extent that any fee described in (i) or (ii) above, or the first $40.0 million of milestone payments described in (iii) above, has not yet been paid to us, AveXis will be obliged to pay any such unpaid fee to us upon the change of control. Additionally, for any product developed for the treatment of SMA using the NAV AAV9 vector, we will continue to receive mid-single to low double-digit royalties on net sales as defined in the original 2014 license agreement, and for any product developed for the treatment of SMA using a NAV vector other than NAV AAV9, we will receive a low double-digit royalty on net sales.

AveXis, Inc. License to Treat Rett Syndrome and Amyotrophic Lateral Sclerosis. In June 2017, we entered into an exclusive license agreement with AveXis for the development and commercialization of products to treat Rett Syndrome and amyotrophic lateral sclerosis (ALS) caused by mutations in the gene that produces the copper zinc superoxide dismutase 1 (SOD1) enzyme using AAV9. Under the license agreement, we granted AveXis an exclusive, sublicensable worldwide license under the licensed intellectual property to make, have made, use, import, sell and offer for sale licensed products in the treatment of Rett Syndrome and ALS caused by mutations in the SOD1 gene using AAV9. In consideration for the license, AveXis paid us an up-front fee of $6.0 million, and is required to pay annual maintenance fees, milestone fees of up to $36.0 million, a low double digit royalty percentage on net sales of licensed products, subject to reduction in specified circumstances, and a lower mid-double digit percentage of any sublicense fees AveXis receives from sublicensees for the licensed intellectual property rights.

Process Development and Manufacturing

We believe that we have the internal capabilities and access to the resources necessary to enable us to successfully commercialize NAV Gene Therapy products following regulatory approval, if any, by developing scalable processes to manufacture such products efficiently and at commercial quantity.

AAV Vector Production

We have invested significantly in our internal capabilities and infrastructure, including build out and opening of our advanced manufacturing and analytics lab, the first phase of which is complete. Our internal team possesses deep knowledge of AAV characterization and production, as well as significant experience and expertise in biologics process development (upstream, purification and formulation), scale-up and production at large scale. We believe our capabilities and infrastructure will enable us to continue to be leaders in development of scalable, proprietary production methods for NAV Gene Therapy products. We have established internal capability to produce NAV Vectors across multiple platforms and at a scale of up to 200 liters.

We have also entered into agreements with multiple leading biologics contract manufacturing organizations (CMOs) for production of material under current Good Manufacturing Practice (cGMP) requirements to support our current and future clinical trials, as well as potential future commercialization of our product development programs. We select our CMOs based on capability, capacity and expertise, and we believe our CMOs are capable of meeting global regulatory standards for clinical and commercial material supply. We believe partnering with multiple leading CMOs provides us with flexibility and diversity in suppliers, as well as access to potential future capacity to accommodate the scale that may be required for future clinical trials and commercialization.

We have entered into a strategic partnership with FUJIFILM Diosynth Biotechnologies (FUJIFILM) for the manufacture of our lead product candidates, which will support late-stage clinical development and early commercialization. Under the terms of the agreement with FUJIFILM, we gain guaranteed capacity for the supply of NAV AAV drug substance manufactured under cGMP at large scale—up to 2,000L—for three years, with the option to extend the agreement for an additional three years. FUJIFILM facilities are compliant with global regulatory standards in support of the initiation of worldwide clinical trials for our lead product candidates.

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

Proprietary Methods

We have obtained rights to all of the proprietary technology underlying our NAV Technology Platform through our Platform Licenses (described below) and our sponsored research agreements (SRAs), under which we have exclusively licensed rights to certain manufacturing-related patents and non-exclusively licensed rights to certain know-how owned or developed by Penn. This intellectual property encompasses areas including scalable AAV production methods, methods of increasing the packaging yield of AAV and methods of purification of AAV vectors.

We have examined several methods of larger-scale manufacturing of AAV which have been optimized to yield high titer and quality vectors. However, further improvements to the efficiency and simplicity of the process may remain important to address future needs for commercial applications. Our production methods utilize linearly scalable unit operations which produce robust yield and purity of the target vector.

Scientists at Penn discovered that in contrast to earlier generation AAV2, most NAV Vectors were released primarily into the medium of production cultures and not retained in the cell. Because this distribution occurs in the absence of cell lysis, the production culture medium represents a relatively pure source of NAV Vectors and a lower level of cellular contaminants that reduces the need for complicated purification steps. This method, for which we have licensed from Penn the exclusive patent rights, is high-yielding and versatile for the production of different NAV Vectors and has been demonstrated to scale into a cGMP setting with comparable yields and product quality. Our future process development activities will build upon this platform to target higher yield of vector without impacting the product purity profile.

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

We are developing therapeutics using NAV Vectors that contain genes which are synthesized to code for the expression of therapeutic proteins in target cells to correct the underlying causes of the diseases we seek to treat. Each product candidate is designed with a NAV Vector for a specific cell target and to express a specific protein. We incorporate proprietary modifications to both the AAV and the gene which enhance properties such as potency, stability and tissue distribution. Our proprietary technology, including the use of vectors derived from novel sequences of AAV such as AAV7, AAV8, AAV9 and AAVrh10, are protected by over 100 licensed patents and patent applications. The rights to our NAV Technology Platform provide our product candidates with what we believe to be a competitive advantage over product candidates developed with earlier generation AAV vectors due to the novel and beneficial properties of our NAV Vectors.

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

The Trustees of the University of Pennsylvania. In February 2009, we entered into an exclusive, worldwide license agreement with Penn for patent and other intellectual property rights relating to a gene therapy technology platform based on AAVs discovered at Penn in the laboratory of James M. Wilson, M.D., Ph.D. This license was amended in September 2014 and April 2016. In February 2009, we also entered into an SRA with Penn (the 2009 SRA) under which we funded the nonclinical research of Dr. Wilson relating to AAV gene therapy and obtained an option to acquire an exclusive worldwide license in certain intellectual property created pursuant to such 2009 SRA. In December 2014, we entered into another SRA with Penn funding related nonclinical research of Dr. Wilson (the 2014 SRA). We entered into an additional SRA (the 2013 SRA) with Penn in November 2013 which was funded entirely by our NAV Technology Licensee, Dimension Therapeutics, Inc. (since acquired by Ultragenyx Pharmaceutical Inc.) (Dimension).

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

As of December 31, 2017, we have incurred expenses of $3.3 million to Penn under the license agreement, excluding the equity interest issued to Penn as upfront consideration at the inception of the agreement. There are no future potential milestones to be paid under the license agreement. Our Penn license agreement, as amended, will terminate with respect to licensed products in a field of use other than the treatment of familial hypercholesterolemia (FH) on a product-by-product and country-by-country basis on the date each particular licensed product ceases to be covered by at least one valid claim, issued or pending, under the licensed patent rights. With respect to licensed products for treating FH, our Penn license agreement, as amended, will terminate on a product-by-product and country-by-country basis on the later of (i) the date the licensed product for treating FH ceases to be infringed or covered by a valid claim, issued or pending, under the licensed patent rights, and (ii) seven years following the first sale of such licensed product for treating FH. We can terminate this license agreement by giving Penn prior written notice. Penn has the right to terminate:

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

Under the current 2014 SRA, as amended, we fund research at Penn and pay certain intellectual property legal and filing expenses and receive the rights to the research results, if any. Under the Penn license agreement, as amended, and the 2014 SRA, as amended, all patentable inventions conceived, created, or conceived and reduced to practice pursuant to the 2014 SRA, together with patent rights represented by or issuing from the U.S. patents and patent applications, including provisional patent applications, automatically become exclusively licensed to us and all research results are automatically licensed to us as know-how. Under the 2009 SRA, as amended, in consideration for our funding of research at Penn, we received an option to acquire a worldwide license on commercially reasonable terms to practice all patentable inventions conceived, created, or reduced to practice pursuant to the 2009 SRA, together with patent rights represented by or issuing from the U.S. patents and patent applications, including provisional patent applications. Under our 2014 SRA with Penn, as amended, we have agreed to fund research at Penn through 2020. We expect to continue to fund work at Penn and receive rights to the results of the research we fund.

GlaxoSmithKline LLC. In March 2009, we entered into a license agreement with GSK, which was amended in April 2009, in order to secure the exclusive rights to patents and patent applications covering NAV Technology that GSK had previously licensed from Penn (subject to certain rights retained by GSK and Penn). Under this GSK license agreement, we receive an exclusive, worldwide sublicense under the licensed patent rights to make, have made, use, import, sell and offer for sale products covered by the licensed patent rights anywhere in the world. Our rights under this GSK license agreement are subject to certain rights retained by GSK for the benefit of itself and other third parties, including rights relating to: domain antibodies; RNA interference and antisense drugs; internal research purposes and GSK’s discovery research efforts with non-profit organizations and GSK collaborators; AAV8 for the treatment of hemophilia B; AAV9 for the treatment of Muscular Dystrophy, congestive heart failure suffered by Muscular Dystrophy patients and cardiovascular diseases by delivery of certain genes; and non-commercial research in the areas of Muscular Dystrophy, hemophilia B, congestive heart failure suffered by Muscular Dystrophy patients, and other cardiovascular disease. Under the terms of the license agreement, we issued to GSK 1,085,824 shares of our common stock. We are obligated to pay GSK:

•	up to $1.5 million in aggregate milestone payments, $0.5 million of which have been accrued or paid as of December 31, 2017;
•	low- to mid-single digit royalty percentages on net sales of licensed products;

•	low- to mid-double digit percentages of any sublicense fees we receive from sublicensees for the licensed intellectual property rights; and
•	reimbursements for certain patent prosecution and maintenance expenses.

As of December 31, 2017, we have incurred expenses of $7.1 million to GSK under the license agreement, excluding the equity interest issued to GSK as upfront consideration at the inception of the agreement. Under our GSK license agreement, we are required to use commercially reasonable efforts to develop and commercialize licensed products. Our GSK license agreement will terminate upon the expiration, lapse, abandonment or invalidation of the last licensed claim to expire, lapse, become abandoned or unenforceable in all the countries of the world where the licensed patent rights existed. However, if no patent ever issues from patent rights licensed from GSK, this license agreement will terminate a specified number of years after the first commercial sale of the first licensed product in any country. We may terminate this license agreement for any reason upon a specified number of days’ written notice. GSK can terminate this license agreement if:

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

As of December 31, 2017, we have incurred expenses of $0.3 million to Minnesota under the license agreement. This license agreement expires when there is no licensed patent or pending patent application in any country. Upon expiration, our license becomes a royalty-free, fully-paid up, perpetual, and irrevocable license. Minnesota may terminate the license agreement if we materially breach or materially fail to perform one or more of our obligations under the license agreement and we have not cured in full within a specified number of days after delivery of notice of default for payment or a specified number of days if the default relates to any other matter. Minnesota may terminate the license agreement if we become bankrupt or if we commence or maintain an action challenging any patent or patent application licensed under the license agreement. We may terminate the agreement if Minnesota materially breaches or materially fails to perform one or more of its duties under this agreement. We may terminate for any reason upon a specified number of days’ prior written notice but must pay an early termination fee.

Intellectual Property

Our success depends in part on our ability to obtain and maintain intellectual property protection for our product candidates, core technologies and other know-how, to operate without infringing on the rights of others and to prevent others from infringing our rights. We strive to protect and enhance the proprietary technology, inventions, and improvements that are important to our business, including by seeking, maintaining and defending patent rights. We also rely on trade secrets relating to our technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our position in the field of gene therapy. Additionally, we intend to rely on regulatory protection afforded through orphan drug designations, data exclusivity and market exclusivity as well as patent term extensions, where available.

We anticipate that our patent portfolio will continue to expand as a result of our SRAs with academic institutions, including the 2014 SRA with Penn, and our commercial licenses to NAV Technology Licensees. For further information regarding our commercial sublicenses, please see “Commercial Licenses to NAV Technology Licensees” located elsewhere in this Annual Report on Form 10-K.

Product Candidates

As of December 31, 2017, our patent portfolio included a total of two issued U.S. patents and eight pending International Patent applications filed pursuant to the Patent Cooperation Treaty (PCTs) relating to our product candidates, which are summarized below:

•	RGX-314: Two PCTs for which any issued U.S. or European patent would expire in 2037;
•	RGX-501: One issued U.S. patent that will expire in 2026, including patent term adjustment and one PCT, for which any issued U.S. or European patent would expire in 2036;
•	RGX-111: One issued U.S. patent that will expire in 2034; and
•	RGX-111/RGX-121: Five PCTs for which any issued U.S. or European patent would expire in 2034, 2036 or 2037.

NAV Technology

We have exclusively licensed rights relevant to our NAV Technology which includes novel recombinant AAV vectors AAV7, AAV8, AAV9, and AAVrh10, among others. Our licensed patent portfolio includes exclusive rights to more than 100 patents and patent applications worldwide relating to composition of matter patents and/or patent applications for our novel AAV vectors, as well as methods for their manufacture and therapeutic uses. We also possess substantial know-how and trade secrets relating to NAV Technology. As of December 31, 2017, our licensed patent portfolio included 10 issued U.S. patents and four European patents relating to the AAV7, AAV8, AAV9 and AAVrh10 vectors and uses thereof. These patents have terms that will expire as late as 2026.

Our licensed patent portfolio includes composition of matter claims for novel AAV vectors having certain other capsids and AAV capsids that have amino acid sequences that are at least 95% identical to such capsids.

Our patent portfolio also includes exclusive rights to patents and patent applications relating to:

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

Customers

Our revenue for the fiscal years ended December 31, 2017, 2016 and 2015 consisted of license revenue, reagent sales and grant revenue. One customer, which was based in the United States (AveXis), accounted for approximately 68% of our total revenue for the year ended December 31, 2017. No other customer accounted for more than 15% of revenue in 2017. Two customers, both of which were based in the United States, accounted for approximately 68% of our total revenue for the year ended December 31, 2016. No other customer accounted for more than 15% of revenue in 2016. Three customers, two of which were based in the United States and one of which was based in Ireland, accounted for approximately 79% of our total revenue for the year ended December 31, 2015. No other customer accounted for more than 15% of revenue in 2015. Future license revenue is uncertain due to the contingent nature of our licenses granted to third-parties and may fluctuate significantly from period to period. Refer to Note 2, “Summary of Significant Accounting Policies—Segment and Geographical Information,” in the Notes to Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

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

We incurred $57.2 million, $45.5 million and $17.3 million in research and development expenses in the years ended December 31, 2017, 2016 and 2015, respectively.

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

We are aware of several companies focused on developing gene therapies in various disease indications, including Abeona Therapeutics Inc., Applied Genetic Technologies Corporation, BioMarin Pharmaceutical Inc., bluebird bio, Inc., Sangamo Therapeutics, Inc., Sanofi Genzyme, Spark Therapeutics, Inc. and uniQure N.V. as well as several companies addressing other methods for modifying genes and regulating gene expression. Additionally, we have sublicensed our NAV Technology Platform for developing gene therapies in various disease indications to our NAV Technology Licensees. Not only must we compete with other companies that are focused on gene therapy products using earlier generation AAV technology and other gene therapy platforms, but any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future.

There are other organizations working to improve existing therapies or to develop new therapies for our initially selected disease indications. Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success for our product candidates, if approved. These efforts include the following:

•	Wet AMD. Marketed competition for wet AMD largely consists of anti-VEGF therapies developed by Roche/Genentech, Inc. (Lucentis, Avastin) and Regeneron Pharmaceuticals, Inc. (Eylea).
•	HoFH. There are several companies with marketed products for the treatment of HoFH, including Aegerion Pharmaceuticals, Inc. (Juxtapid), Amgen Inc. (Repatha) and Kastle Therapeutics (Kynamro).
•	MPS I. There is one principal competitor with a marketed product for the treatment of MPS I, Sanofi Genzyme (Aldurazyme).
•	MPS II. The principal marketed competition for MPS II is a systemic enzyme replacement therapy, which is marketed by Shire plc (Elaprase).

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

Government Regulation

In the United States, biological products, including gene therapy products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act (FD&C Act), and the Public Health Service Act (PHS Act) and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. Applications to the FDA are required before conducting clinical testing of biological products, and each clinical study protocol for a gene therapy product is reviewed by the FDA and, in some instances, the U.S. National Institutes of Health (the NIH), through its Office of Biotechnology Activities’ Recombinant DNA Advisory Committee (RAC). FDA approval also must be obtained before marketing biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

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

Ethical, scientific, social and legal concerns about gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing any products. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

U.S. Biological Products Development Process

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•

completion of nonclinical laboratory tests, including evaluations of product chemistry, toxicity and formulation, and animal studies according to good laboratory practice (GLP) and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an IND, which must become effective before human clinical studies may begin;

•

performance of adequate and well-controlled human clinical studies according to the FDA’s requirements for good clinical practice (GCP) and additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

•

submission to the FDA of a Biologics License Application (BLA) for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical studies, as well as information on the chemistry, manufacturing and controls to ensure product identity and quality, and proposed labeling;

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

Clinical studies involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical study will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical studies must be conducted and monitored in accordance with the FDA’s regulations imposing the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical study must be reviewed and approved by an independent institutional review board (IRB) at or servicing each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical study subject or his or her legal representative and must monitor the clinical study until completed. Clinical studies generally also must be reviewed by an institutional biosafety committee (IBC), a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. Some studies also employ a DSMB, which operates with independence from the study sponsor and has access to unblinded study data during the course of the study and may halt a study for ethical reasons such as undue safety risks.

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

•

Phase I. The biological product is initially introduced into healthy human subjects and tested for safety. However, in the case of some products for rare, severe or life-threatening diseases, the initial human testing is often conducted in patients.

•

Phase II. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•

Phase III. Clinical studies are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product approval and labeling. Post-approval clinical studies, sometimes referred to as Phase IV clinical studies, may be conducted after initial marketing approval. These clinical studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. In some cases, Phase IV studies may be required by the FDA as a condition of approval. The FDA recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire, of study subjects.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Annual progress reports detailing the results of the clinical studies must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for expedited reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase I, Phase II and Phase III clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its DSMB may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Human gene therapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the study period, the number of patients the FDA will require to be enrolled in the studies in order to establish the safety, efficacy, purity and potency of human gene therapy products, our ability to recruit sufficient numbers of study subjects for any trial, or that the data generated in these studies will be acceptable to the FDA to support marketing approval. The NIH and the FDA have a publicly accessible database, the Genetic Modification Clinical Research Information System, which includes information on gene transfer studies and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these studies.

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

U.S. Review and Approval Processes

After the completion of clinical studies of a biological product, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. Under the Prescription Drug User Fee Act (PDUFA), the BLA must be accompanied by a substantial user fee payment unless an exception or waiver applies. In addition, under the Pediatric Research Equity Act (PREA), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers of pediatric requirements. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and potent, including whether it is effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality, potency and purity as those factors relate to the safety or effectiveness of the product. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (REMS) is necessary to assure the safe use of the biological product upon marketing. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical studies designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

One of the performance goals agreed to by the FDA under PDUFA is to review 90% of standard BLAs in 10 months of the 60-day filing date and 90% of priority BLAs in six months of the 60-day filing date, whereupon a review decision is to be made. Two months are added to these time periods for new molecular entities. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information, or clarification regarding information already provided in the submission, constituting a major amendment to the BLA.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is defined under the FD&C Act as a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting a BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for that product for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union has similar, but not identical, benefits.

Orphan drug products are also eligible for Rare Pediatric Disease Designation if greater than 50% of patients living with the disease are under age 18. A priority review voucher will be given to the sponsor of a product with a Rare Pediatric Disease Designation at the time of product approval that is transferable to another company.

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

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as Breakthrough Therapy designation, priority review, and accelerated approval. Under the Breakthrough Therapy program, products intended to treat a serious or life-threatening disease or condition may be eligible for additional benefits when preliminary clinical evidence demonstrates that such product may have substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product receives timely advice and interactive communications to help the sponsor design and conduct a development program as efficiently as possible. In addition, gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues, may be eligible for regenerative medicine advanced therapy (RMAT) designation. Products with an RMAT designation are eligible for the benefits of Breakthrough Therapy in addition to allowing the sponsor the ability to participate in meetings with the FDA to discuss whether accelerated approval would be appropriate based on surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a serious or life-threatening disease or condition compared to marketed products. Specific priority review programs exist for material threat medical countermeasures, rare pediatric diseases and tropical diseases. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review, in accordance with FDA guidance. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA will require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies to confirm the clinical benefit of the medicine. In addition, the FDA currently requires as a condition for accelerated approval pre-submission of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, Breakthrough Therapy or RMAT designation, priority review and accelerated approval do not change the standards for approval. Rather, these programs are intended to expedite the development and approval process, but do not necessarily accomplish that intent.

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

We also must comply with the FDA’s advertising and promotion and related medical communication requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), the requirement to balance promotion information on efficacy with important safety information and limitations on use, industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product or conditions of approval, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

A biological product can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted in the case of a biologic approved under a BLA, adds six months to existing exclusivity periods. This six-month exclusivity, which runs from the end of other exclusivity protection, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

Other U.S. Healthcare Laws and Regulations

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and use of pharmaceutical products that are granted marketing approval. Arrangements with third-party payors, existing or potential customers and referral sources are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, and these laws and regulations may constrain the business or financial arrangements and relationships through which manufacturers market, sell and distribute the products for which they obtain marketing approval. Such restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or kind, in exchange for, or to induce, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, patients, purchasers and formulary managers on the other. PPACA amends the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it;

•

the federal False Claims Act (FCA), which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. Federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, also may implicate the FCA:

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•

the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

•

the Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to: items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances. Many of these state and foreign laws differ from federal law and from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States and markets in other countries, sales of any product candidates for which regulatory approval for commercial sale is obtained will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of FDA-approved drugs for a particular indication. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved.

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

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act (FCPA), to which we are subject, prohibits corporations and individuals from engaging in bribery and corruption when dealing with foreign government officials. It is illegal to pay, offer to pay, promise or authorize the payment of money or anything of value, directly or indirectly, to any foreign government official, political party or political candidate in an attempt to secure an improper advantage in order to obtain or retain business or to otherwise influence a foreign official in his or her official capacity. Equivalent laws have been adopted in other countries that impose similar obligations.

Government Regulation Outside of the United States

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Many countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the European Union, for example, an application for authorization of a clinical trial must be submitted to the competent regulatory authorities and a request for a related positive opinion must be submitted to the competent Ethics Committees in the European Union Member States in which the clinical trial takes place, much like the FDA and the IRB, respectively. Once the clinical trial has been approved by the competent regulatory authorities and a positive opinion has been provided by the competent Ethics Committees in accordance with the European Union and the European Union Member State requirements, the corresponding clinical study may proceed.

To obtain regulatory approval of a biological medicinal product under European Union regulatory systems, we must submit a marketing authorization application. The grant of marketing authorization in the European Union for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products and Regulation (EC) No 726/2004 of the European Parliament and of the Council of 31 March 2004 laying down Community procedures for the authorization and supervision of medicinal products for human and veterinary use and establishing the European Medicines Agency (the EMA), commonly referred to as the EMA Regulation. Regulation 1394/2007/EC lays down specific rules concerning the authorization, supervision and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety and efficacy of their products to the EMA which provides an opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization after the EMA has delivered its opinion.

Innovative medicinal products are authorized in the European Union on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies, in whole or in part, on data in the marketing authorization dossier for another, previously approved medicinal product). Applications for marketing authorization for innovative medicinal products must contain the results of pharmaceutical tests, preclinical tests and clinical trials conducted with the medicinal product for which marketing authorization is sought. Innovative medicinal products for which marketing authorization is granted are entitled to eight years of data exclusivity. During this period, applicants for approval of generics or biosimilars of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product to support their application. Innovative medicinal products for which marketing authorization is granted are also entitled to ten years of market exclusivity. During these ten years’ of market exclusivity, no generic or biosimilar medicinal product may be placed on the European Union market even if a marketing authorization for approval of a generic or biosimilar of the innovative product has been submitted to the EMA or to the competent regulatory authorities in the European Union Member States and marketing authorization has been granted. The ten years of market exclusivity will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be an innovative medicinal product which is eligible for the relevant periods of data and market exclusivity.

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

Similar to obligations imposed in the United States, medicinal products authorized in the European Union may be subject to post-authorization obligations, including the obligation to conduct Phase IV trials.

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

Employees

As of March 2, 2018, we employed 139 full-time employees, including 99 in research and development and 40 in executive, general and administrative functions. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our relationship with our employees to be good.

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

The public also may view and download copies of our SEC filings free of charge at our website, www.regenxbio.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. Investors should also note that we use our website, as well as SEC filings, press releases, public conference calls and webcasts, to announce financial information and other material developments regarding our business. We use these channels, as well as the social media channels listed on our website, to communicate with investors and members of the public about our company. It is possible that the information that we post on these social media channels could be deemed material information. Therefore, we encourage investors, the media and others interested in our company to review the information that we post on these social media channels.

ITEM 1A.	RISK FACTORS

You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K and in our other public filings in evaluating our business. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. In addition, these risks could cause actual results and developments to differ materially and adversely from those projected in the forward-looking statements contained in this Annual Report on Form 10-K (please read the Information Regarding Forward-Looking Statements appearing at the beginning of this Form 10-K). The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations. In these circumstances, the market price of our common stock would likely decline and you could lose all or part of your investment.

Risks Related to our NAV Technology Platform and the Development of Our Product Candidates

Our gene therapy product candidates are based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. Only a few gene therapy products have been approved in the United States, the European Union or elsewhere.

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

In addition, the clinical trial requirements of the U.S. Food and Drug Administration (the FDA), the European Medicines Agency (the EMA) and other regulatory authorities and the criteria these regulators use to determine the quality, safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be significantly more expensive and take longer than for other, better known or more extensively studied product candidates. Only a few gene therapy products have been approved in the United States, the European Union or elsewhere. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union or elsewhere, or how long it will take to commercialize our product candidates. Furthermore, approvals by one regulatory authority may not be indicative of what other regulatory authorities may require for approval, and approvals of ex vivo gene therapy products may not be indicative of what may be required for approval of in vivo gene therapy products.

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research (CBER), to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health (NIH), also are potentially subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee (the RAC). However, according to NIH, the RAC will only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an investigational new drug application (IND) on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution’s institutional biosafety committee as well as its institutional review board (IRB) would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates.

In the European Union, the EMA’s Committee for Advanced Therapies (CAT) is responsible for assessing the quality, safety and efficacy of advanced therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. The development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines, and we may be required to comply with new guidelines concerning the development and marketing authorization for gene therapy medicinal products.

Additionally, we may seek regulatory approval in territories outside the United States and the European Union, which may have their own regulatory authorities along with frequently changing requirements or guidelines. The regulatory review committees and advisory groups in the United States, the European Union and elsewhere, and any new guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate product revenue, and our business, financial condition, results of operations and prospects would be materially harmed.

Our business depends substantially on the success of our lead product candidates. If we are unable to obtain regulatory approval for, or successfully commercialize, our lead product candidates, our business will be materially harmed.

Our lead product candidates are in the early stages of development and will require substantial clinical development and testing, manufacturing bridging studies and process validation and regulatory approval prior to commercialization. Successful continued development and ultimate regulatory approval of our lead product candidates is critical for our future business success and our ability to generate product revenue. We have invested, and will continue to invest, a significant portion of our financial resources in the development of our lead product candidates. We will need to raise sufficient funds for, and successfully complete, our clinical trials of our lead product candidates in appropriate subjects. The future regulatory and commercial success of these product candidates is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources or patient availability to complete the necessary clinical trials for our lead product candidates;
•	we may not be able to provide evidence of quality, efficacy and safety for our lead product candidates;
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
•

subjects in clinical trials, if any, undertaken by licensees under a license we grant of certain intellectual property related to our NAV Technology Platform (our NAV Technology Licensees) may die or suffer other adverse effects for reasons that may or may not be related to our NAV Technology Platform;

•	certain patients’ immune systems might prohibit the successful delivery of certain gene therapy products to the target tissue, thereby limiting the treatment outcomes;
•	we may not successfully establish commercial manufacturing capabilities;
•

if approved for treatment of the expected conditions, our lead product candidates will likely compete with other treatments then available, including the off-label use of products already approved for marketing and other therapies currently available or which may be developed;

•	our products and products developed by our NAV Technology Licensees, if any, may not maintain a continued acceptable safety profile following regulatory approval;
•	we may not maintain compliance with post-approval regulation and other requirements; and
•	we may not be able to obtain, maintain or enforce our rights under our licensed patents and other intellectual property rights.

Of the large number of biologics and drugs in development in the biopharmaceutical industry, only a small percentage result in the submission of a Biologics License Application (BLA) to the FDA or marketing authorization application (MAA) to the EMA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market our lead product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that our lead product candidates will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize, our lead product candidates, we may not be able to generate sufficient revenue to continue our business.

We may not be successful in our efforts to identify or discover additional product candidates.

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our NAV Technology Platform. RGX-111, RGX-121, RGX-314 and RGX-501 are our only clinical programs and our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

The results from our preclinical studies or clinical trials for our product candidates may not support as broad a marketing approval as we seek, and the FDA, the EMA or other regulatory authorities may require us to conduct additional clinical trials or evaluate subjects for an additional follow-up period.

While we believe our product candidates should be applicable for the treatment of patients with certain conditions, the results from our preclinical and planned clinical trials may not support as broad of a marketing approval as we seek. Even if we obtain regulatory approval for our product candidates, we may be required by the FDA, the EMA or other regulatory bodies to conduct additional clinical trials to support approval of our product candidates for patients diagnosed with different mutations of the respective diseases to which our product candidates relate. This could result in our experiencing significant increases in costs and substantial delays in obtaining, or never obtaining, marketing approval for our product candidates to treat patients. The inability to market our product candidates to treat patients for the intended indications would materially harm our business, financial condition, results of operations and prospects.

We may find it difficult to enroll patients in clinical trials, and this could delay or prevent us from proceeding with clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate as well as completion of required follow-up periods. If patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in products employing our vectors or our platform, the need and length of time required to discontinue other treatment or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed, perhaps significantly. For example, due to the novel mechanism of our product candidates, we may implement a screening and clinical protocol that is innovative for gene therapy clinical trials, including requiring the discontinuation of some current therapies for a certain period of time before treatment administration. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely commencement and completion of preclinical and clinical development include:

•	delays in reaching a consensus with regulatory authorities on trial design;
•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	delays in opening clinical trial sites or obtaining required IRB or independent Ethics Committee approval at each clinical trial site;
•	delays in recruiting suitable subjects to participate in our clinical trials;
•	imposition of a clinical hold by regulatory authorities, including as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites;
•	failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;
•	failure to perform in accordance with the FDA good clinical practice (GCP), or applicable regulatory guidelines in the European Union and other countries;
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

Our NAV Technology Platform, our product candidates or NAV Technology Licensees’ product candidates, and the process for administering such product candidates may cause undesirable side effects or have other properties that could delay or prevent regulatory approval of product candidates, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

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

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy (REMS) and other regulatory authorities could impose other specific obligations as a condition of approval to ensure that the benefits of our product candidates outweigh their risks, which could delay approval of our product candidates. A REMS may include, among other things, a medication guide outlining the risks of the product for distribution to patients; a communication plan to health care practitioners or patients; and elements to assure safe use, which can severely restrict the distribution of a product by, for example, requiring that health care providers receive particular training and obtain special certification prior to prescribing and dispensing the product, limiting the healthcare settings in which the product may be dispensed, and subjecting patients to monitoring and enrollment in a registry. If the FDA requires us to adopt a REMS for our products and we are unable to comply with its requirements, the FDA may deem our products to be misbranded and we may be subject to civil money penalties. The European Commission, the EMA and other regulatory authorities may, following grant of marketing authorization in their territory, impose similar obligations.

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

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a REMS. These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially harm our business, financial condition, results of operations and prospects.

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

In the European Union, companion diagnostics are subject to the European Union Directive on in vitro diagnostic medical devices and its implementation in the European Union Member States. Recently revised European Union laws on in vitro diagnostics will apply beginning in 2022 and provide stricter requirements for in vitro diagnostic medical devices and impose additional obligations on manufacturers of in vitro diagnostic medical devices that may impact the development and authorization of our product candidates in the European Union. For example, the new regulation extends the requirement for performance assessment procedures and requires greater involvement of notified bodies in the development of in vitro diagnostic medical devices. This may result in additional regulatory and premarket requirements to market new in vitro diagnostic medical devices. Companies producing in vitro diagnostic medical devices will be required to have a responsible person to oversee regulatory compliance. In addition, the new regulation modifies the risk classification of in vitro diagnostic medical devices in a manner that could increase the number of products classified in higher risk classes that are subject to stricter regulation.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory oversight.

Even if we obtain any regulatory approval for our product candidates, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates also may be subject to a REMS, or obligations imposed as a condition for marketing authorization by other regulatory authorities, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, in the United States, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with the FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

In the European Union, the advertising and promotion of our product candidates may be subject to laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual European Union Member States may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product's Summary of Product Characteristics (SmPC), as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. The off-label promotion of medicinal products is prohibited in the European Union. The applicable laws also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the European Union could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals.

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

In the European Union, marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual European Union Member States both before and after grant of the manufacturing and marketing authorizations. This includes control of compliance with cGMP rules. We and our third party manufacturers would be required to ensure that all of our processes, methods, and equipment are compliant with cGMP. Failure by us or by any of our third party partners, including suppliers, manufacturers and distributors, to comply with European Union laws and the related laws of individual European Union Member States governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products following authorization may result in administrative, civil or criminal penalties.

In addition, European Union legislation related to pharmacovigilance, or the assessment and monitoring of the safety of medicinal products, provides that the EMA and the competent authorities of the European Union Member States have the authority to require companies to conduct additional post-approval clinical efficacy and safety studies. The legislation also governs the obligations of marketing authorization holders with respect to additional monitoring, adverse event management and reporting. Under the pharmacovigilance legislation and its related regulations and guidelines, we may be required to conduct ongoing assessments of the risks and benefits of marketed products, including the possible requirement to conduct additional clinical studies, which may be time-consuming and expensive and could materially decrease our profitability.

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

Even if we obtain and maintain approval for our product candidates from the FDA, we may never obtain approval for our product candidates outside of the United States, which would limit our market opportunities and harm our business.

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

Risks Related to Our Financial Position

We have incurred substantial net losses since inception, and have only had one quarter since inception with profitability. We expect to normally incur losses for the foreseeable future and may never again achieve or maintain profitability.

Since inception, we have incurred substantial net losses. Our net losses for the years ended December 31, 2017, 2016 and 2015, were $73.2 million, $63.0 million and $22.8 million, respectively. As of December 31, 2017, we had an accumulated deficit of $187.8 million. We historically have financed our operations primarily through private and public offerings of our equity securities and sublicensing rights to our NAV Technology Platform. We have devoted substantially all of our efforts to licensing our NAV Technology Platform and to research and development, including preclinical and clinical development of our product candidates, as well as to building out our team. We expect that it could be several years, if ever, before we commercialize a product candidate. We license certain intellectual property related to our NAV Technology Platform to third parties. Our NAV Technology Licensees have multiple preclinical studies and clinical trials in progress. However, no NAV Technology Licensee has an approved or commercialized gene therapy product based on such licensing program. We expect to normally generate only limited revenue, if any, from our current NAV Technology Licensees and any future NAV Technology Licensees in the near term. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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

We expect to require substantial future capital in order to complete research studies, preclinical and clinical development for our current product candidates and any future product candidates, and potentially commercialize these product candidates. We expect our spending levels to increase in connection with our preclinical and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

Our operations have consumed significant amounts of cash since inception. As of December 31, 2017, our cash, cash equivalents and marketable securities were $176.4 million. We expect that our cash, cash equivalents and marketable securities as of December 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan.

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

Our ability to generate revenue from our NAV Technology Platform sublicensing depends on the acceptance by third parties of our NAV Technology Platform as their primary gene therapy technology and our ability to market and license our technology platform. We do not anticipate generating revenues from product sales for the next several years, if ever, as described elsewhere in these risk factors and anticipate normally generating only limited revenue from our NAV Technology Platform sublicensing in the near future. To date, a significant portion of our revenues have been generated from the sublicensing of rights to our NAV Technology Platform. Our ability to generate future revenues from our NAV Technology Platform sublicensing depends on many factors, including:

•	our NAV Technology Licensees successfully developing gene therapy products using our NAV Technology Platform;
•	obtaining and maintaining market acceptance of our NAV Technology Platform as a primary gene therapy technology;
•	maintaining our licensing agreements with our licensor partners, including GlaxoSmithKline LLC (GSK) and the University of Pennsylvania (Penn);
•	addressing any competing technological and market developments;
•	implementing additional internal systems and infrastructure, as needed;
•	negotiating favorable terms in any licensing or other arrangements into which we may enter and performing our obligations in such agreements;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	avoiding and defending against third-party interference, infringement and other intellectual property related claims; and
•	attracting, hiring and retaining qualified personnel.

We have never generated revenue from product candidate sales and have only generated limited revenue from reagent sales.

Our ability to generate revenue from product candidate sales depends on our ability, alone or with partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. All of our revenues to date have been from sublicensing our NAV Technology Platform, the sale of licensed reagents to third-parties for use in research and development and grant revenue generated through research and development grant programs offered by the U.S. federal government and the European Union. We expect grant revenue to be minimal in future periods, as we currently do not expect to receive any new grant awards. We do not dedicate resources to sales efforts for reagents. Accordingly, future revenue from reagent sales is uncertain and may fluctuate significantly from period to period. We do not anticipate generating revenues from our and our NAV Technology Licensees’ product candidate sales for the next several years, if ever. Our ability to generate future revenues from product candidate sales depends heavily on our, or our NAV Technology Licensees’, success in:

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

Our company was formed in July 2008. Our operations to date have predominantly focused on organizing and staffing our company, business planning, raising capital, acquiring our technology, administering and expanding our NAV Technology Platform sublicensing, identifying potential product candidates, undertaking research, preclinical studies and clinical trials of our product candidates and establishing licensing arrangements and collaborations. We have not yet fully demonstrated the ability to continue expansion of our NAV Technology Platform sublicensing efforts, complete and report clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We have been transitioning from a company with a licensing and research focus to a company that is also capable of supporting clinical development activities and we may need to transition to supporting commercial activities in the future. We may not be successful in these transitions.

Changes in accounting standards and disagreements by the SEC, the Financial Accounting Standards Board (FASB) or various other bodies with respect to the interpretations, estimates and judgments required for the preparation of our financial statements could result in the restatement of our financial statements or other potential adverse effects.

We are subject to complex tax laws, regulations, accounting principles and interpretations thereof. The preparation of our financial statements requires us to interpret accounting principles and guidance and make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our interpretations, estimates and judgments are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for the preparation of our financial statements. U.S. generally accepted accounting principles are subject to interpretation by the SEC, FASB and various other bodies formed to interpret and create appropriate accounting principles and guidance. In the event that these rules change with respect to a matter that is or may become relevant to our business, such as revenue recognition, asset impairment and fair value determinations, inventories, business combinations and intangible asset valuations, leases and litigation, or in the event that one of these bodies disagrees with our accounting recognition, measurement or disclosure or any of our accounting interpretations, estimates or assumptions, it may have a significant effect on our reported results and may retroactively affect previously reported results. The need to restate our financial results could, among other potential adverse effects, result in us incurring substantial costs, affect our ability to timely file our periodic reports until such restatement is completed, divert the attention of our management and employees from managing our business, result in material changes to our historical and future financial results, result in investors losing confidence in our operating results, subject us to securities class action litigation, and cause our stock price to decline.

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

Changes in U.S. federal, state and local or foreign tax laws, interpretations of existing tax laws, or adverse determinations by tax authorities, could increase our tax burden or otherwise adversely affect our financial condition or results of operations.

We are subject to taxation at the U.S. federal, state and local levels and in foreign jurisdictions. Our future tax rates and cash flows could be affected by changes in statutory rates and other legislative changes, changes in the valuation of our deferred tax assets and liabilities, changes in the composition of earnings in jurisdictions with differing tax rates, changes in determinations regarding the jurisdictions in which we are subject to taxation, and our ability to repatriate earnings from foreign jurisdictions. From time to time, governments may make substantive changes to their tax rules and the application thereof, which could result in materially higher corporate taxes than would be incurred under existing tax laws and could otherwise adversely affect our financial condition or results of operations.

We are subject to ongoing and periodic tax audits. An unfavorable outcome from any tax audit could result in higher tax costs, penalties or interest, or adjustments to our tax credits or net operating losses (NOLs), which could adversely affect our financial condition or results of operations.

We have incurred substantial net losses since inception and expect to normally incur losses for the foreseeable future. Under the Internal Revenue Code of 1986, as amended (the Code), we can carry forward our NOLs and other unused tax attributes, such as tax credits, to offset our future taxable income, if any, until such NOLs or other tax attributes are used or expire. If we undergo an “ownership change,” generally defined as a greater than 50% change by value in our equity ownership over a three-year period, the Code would limit our ability to use carryovers of our pre-ownership change NOLs, tax credits and certain other tax attributes to reduce our tax liability for periods after the ownership change. Therefore, an ownership change could result in increased U.S. tax liability for us if we generate taxable income in a future period.

In December 2017, the Tax Cuts and Jobs Act of 2017 (the TCJA) was signed into law, which significantly reforms the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for NOLs to 80% of current year taxable income, elimination of NOL carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain significant exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits, including the orphan drug tax credit. The overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the TCJA. The impact of the TCJA on our securityholders is also uncertain and could be adverse. Prospective investors should consult with their legal and tax advisors with respect to the TCJA and the potential tax consequences of investing in or holding our securities.

Risks Related to Third Parties

We rely primarily on a sponsored research agreement with Penn for our nonclinical research and development activities and a loss of this relationship or of the principal investigator for that nonclinical research, James M. Wilson, M.D., Ph.D., could materially harm our business.

In February 2009, we entered into an exclusive worldwide license agreement with Penn for patent and other intellectual property rights relating to a gene therapy technology platform based on AAV vectors discovered at Penn in the laboratory of James M. Wilson. This license agreement has been amended from time to time. In February 2009, we also entered into a sponsored research agreement (the 2009 SRA with Penn, under which we funded the nonclinical research of Dr. Wilson relating to AAV gene therapy and obtained an option to acquire an exclusive worldwide license in certain intellectual property created pursuant to the 2009 SRA. In December 2014, we entered into another sponsored research agreement (the 2014 SRA) with Penn, under which we fund related nonclinical research of Dr. Wilson. The 2009 SRA and the 2014 SRA have each been amended from time to time.

Under the 2014 SRA, as amended, we fund nonclinical research at Penn and pay certain intellectual property legal and filing expenses and receive the rights to the research results. All patentable inventions conceived, created, or conceived and reduced to practice pursuant to the 2014 SRA, together with patent rights represented by or issuing from the U.S. patents and patent applications, including provisional patent applications, automatically become exclusively licensed to us under our existing licensing agreement with Penn and all research results are automatically licensed to us as know-how in our existing license agreement. Under our 2014 SRA with Penn, as amended, we have agreed to fund research at Penn through 2020. We expect to seek to amend the 2014 SRA in order to continue to fund work and receive rights to the results of the research we fund at Penn. Although we are currently developing our internal nonclinical research and development capabilities, a loss of our relationship with Penn or Dr. Wilson could materially harm our business.

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

If our licensing agreements or collaborations do not result in the successful development and commercialization of products, or if one of our licensees or collaborators terminates its agreement with us, we may not receive any future milestone or royalty payments, as applicable, under the license agreement or collaboration. If we do not receive the payments we expect under these agreements, our development of product candidates could be delayed and we may need additional resources to develop our product candidates. In addition, if one of our licensees or collaborators terminates its agreement with us, we may find it more difficult to attract new licensees or collaborators and the perception of us in the business and financial communities could be harmed. Each of our licensees and collaborators is subject to similar risks with respect to product development, regulatory approval and commercialization, and any such risk could result in its business being harmed, which could adversely affect our collaboration.

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

Our product candidates require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of biologics such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable foreign standards or specifications with consistent and acceptable production yields and costs.

In addition, the FDA, the EMA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that we not distribute a lot until the competent authority authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay clinical trials or product launches which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

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

Before we can begin to commercially manufacture our product candidates in third-party or our own facilities, we must obtain regulatory approval from the FDA, which includes a review of the manufacturing process and facility. A manufacturing authorization must also be obtained from the appropriate European Union regulatory authorities and may be required by other foreign regulatory authorities. The timeframe required to obtain such approval or authorization is uncertain. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors, contract laboratories or suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any products that we may develop.

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

If we or any of our third party-manufacturers fail to comply with applicable cGMP regulations, regulatory authorities can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new product candidate or suspension or revocation of a pre-existing approval. Such an occurrence may cause our business, financial condition, results of operations and prospects to be materially harmed.

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

Some of the raw materials and other components required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially harm our development timelines and our business, financial condition, results of operations and prospects.

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

Gene therapy remains a novel technology, with only a few gene therapy products approved to date in the United States, the European Union or elsewhere. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would harm our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in other trials using other vectors. Serious adverse events related to clinical trials we conduct, clinical trials involving our NAV Technology Platform conducted by others or any gene therapy products, even if such adverse events are not ultimately attributable to the relevant product candidates or products, may result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

Further, there are several factors that could contribute to making the actual number of patients who receive any products we develop less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. Further, the severity of the progression of a disease up to the time of treatment, especially in certain degenerative conditions such as the conditions our lead product candidates are intended to treat, will likely diminish the therapeutic benefit conferred by a gene therapy due to irreversible cell death. Lastly, certain patients’ immune systems might prohibit the successful delivery of certain gene therapy products to the target tissue, thereby limiting the treatment outcomes.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

We expect the cost of a single administration of gene therapy products, such as those we are developing, to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the prices of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:

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

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products, including potential one-time gene therapies. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and government payors develop their coverage and reimbursement policies. Currently, no gene therapy product has been approved for coverage and reimbursement by the Centers for Medicare & Medicaid Services (CMS), the agency responsible for administering the Medicare program. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these types of products. We cannot be assured that Medicare or Medicaid will cover any of our products, if approved, or provide reimbursement at adequate levels to realize a sufficient return on our investment. Moreover, reimbursement agencies in the European Union may be more conservative than CMS. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

Outside the United States, international operations generally are subject to extensive government price controls and other market regulations, and increasing emphasis on cost-containment initiatives in the European Union and other countries may put pricing pressure on us. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. It also can take a significant amount of time after approval of a product to secure pricing and reimbursement for such product in many counties outside the United States. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the reimbursement in the United States and may be insufficient to generate commercially reasonable product revenues.

Moreover, increasing efforts by government and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. Payors increasingly are considering new metrics as the basis for reimbursement rates, and the existing data for reimbursement based on some of these metrics is limited. Therefore, it may be difficult to project the impact of these evolving reimbursement metrics on the willingness of payors to cover candidate products that we or our partners are able to commercialize. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

Additionally, our lead product candidates are designed to provide therapeutic benefit after a single administration and, therefore, the pricing and reimbursement of a single administration of our lead product candidates, if approved, must be adequate to support our commercial infrastructure. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be harmed. The manner and level at which reimbursement is provided for services related to our product candidates (e.g., for administration of our product to patients) is also important. Inadequate reimbursement for such services may lead to physician resistance and limit our ability to market or sell our products.

If we obtain approval to commercialize our product candidates outside of the United States, in particular in the European Union, a variety of risks associated with international operations could materially harm our business.

We expect that we will be subject to additional risks in commercializing our product candidates outside the United States, any of which could materially harm our business, which could include:

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

Government price controls or other changes in pricing regulation could restrict the amount that we are able to charge for any of our product candidates, if approved, which would adversely affect our revenue and results of operations.

We expect that coverage and reimbursement of drugs and biologics may be increasingly restricted in the United States and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. In particular, pricing by biopharmaceutical companies recently has come under increased scrutiny and continues to be subject to intense political and public debate in the United States and abroad. Government and private third-party payors have proposed health care reforms and cost reductions of drugs and biologics. A number of federal and state proposals to control the cost of health care have been made in the United States. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state bills designed to, among other things, bring more transparency to pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies. In some international markets, the government controls drug and biologic pricing, which can affect profitability.

We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments. However, future price controls or other changes in pricing regulation or negative publicity related to the pricing of drugs and biologics generally could restrict the amount that we are able to charge for our future products, if any, which could adversely affect our revenue and results of operations.

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

Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel is, and will continue to be, critical to our success. There currently is a shortage of skilled individuals with substantial gene therapy experience, which we believe is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for individuals with similar skill sets. In addition, failure to succeed in preclinical studies or clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of any of our key executives, employees, consultants or advisors may impede the progress of our research, development, licensing and commercialization objectives and materially harm our business, financial condition, results of operations and prospects.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory initiatives regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities or affect our ability to profitably sell any product candidates for which we obtain marketing approval. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (PPACA), was passed. PPACA made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States.

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

Such changes in the regulatory environment may also result in changes to our payor mix that may affect our operations. While PPACA is expected to increase the number of persons with covered health benefits, we cannot accurately estimate the payment rates for any additional persons that are expected to be covered by health benefits. For example, PPACA’s expansion of Medicaid coverage could cause patients who otherwise would have selected private healthcare to participate in government sponsored healthcare programs, and Medicaid and other government programs typically reimburse providers at substantially lower rates than private payors. Our revenue may be adversely impacted if states pursue lower rates or cost-containment strategies as a result of any expansion of their existing Medicaid programs to include additional persons, particularly in states experiencing budget deficits. Exchanges created to facilitate coverage for new persons to be covered by health benefits may also place additional pricing pressure on all providers, regardless of payor. The full impact of many of the provisions under PPACA, or the rules adopted under PPACA, is unknown at this time. Furthermore, PPACA may be modified, repealed or replaced with new regulations, and the full impact of any such modification, repeal or replacement is unknown at this time. For example, the TCJA repeals the individual mandate of PPACA beginning in 2019, which may reduce the number of individuals covered by health benefits. We cannot predict the ultimate content, timing or effect of any potential PPACA modification, repeal or replacement or any other healthcare reform legislation, or the effect of such potential changes on our business.

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

Other legislative changes have been proposed and adopted in the United States since PPACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction, or the Joint Committee, to recommend proposals in spending reductions to Congress. The Joint Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs, including Medicare payments to healthcare providers of up to 2.0% per fiscal year, starting in 2013. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payors will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures and thereby adversely affect our business, financial condition and results of operations.

Various states, such as California, have also taken steps to consider and enact laws or regulations that are intended to increase the visibility of the pricing of biopharmaceutical products with the goal of reducing the prices at which such products can be sold. Because these various actual and proposed legislative changes are intended to operate on a state-by-state level rather than a national one, we cannot predict what the full effect of these legislative activities may be on our business in the future.

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

The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most European Union Member States have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize any products for which we obtain marketing approval. Furthermore, healthcare legislative reform measures in countries outside the United States and the European Union may materially delay or restrict our business activities or otherwise materially harm our business.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

In the United States, the research, manufacturing, distribution, sale and promotion of drugs and biologics are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice offices of the U.S. Attorney, and state and local governments.

If we obtain the approval of the FDA, the European Commission or other regulatory authorities for any of our product candidates and begin commercializing those products in the United States or outside the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal, state and foreign fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations, and similar laws in foreign jurisdictions. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:

•

the federal Health Care Program Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. Liability may be established under the federal Anti-Kickback Statute without proving actual knowledge of the statute or specific intent to violate it;

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

Our results of operations could be harmed by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. For example, the global financial crisis of 2007-2008 and the ongoing European economic crisis caused extreme volatility and disruptions in the capital and credit markets. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our future collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could harm our business.

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

We rely on third parties for aspects of our business. Our revenue for the years ended December 31, 2017 and 2016 consisted of license revenue, grant revenue and the sale of licensed reagents to third-parties for use in research and development. One customer accounted for approximately 68% of our total revenue for the year ended December 31, 2017. No other customer accounted for more than 10% of revenue for the year ended December 31, 2017. Two customers accounted for approximately 68% of our total revenue for the year ended December 31, 2016. No other customer accounted for more than 10% of revenue for the year ended December 31, 2016. Future license revenue is uncertain due to the contingent nature of our licenses granted to third-parties. We expect grant revenue to decrease in the future as we are not currently seeking any further grant awards. We do not dedicate resources to sales efforts for reagents and, accordingly, future revenue from sales of reagents is uncertain and may fluctuate significantly from period to period.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. For example, in June 2017, a third party filed an opposition with the European Patent Office challenging the validity of a European patent owned by Penn for the AAV8 vector, which we have exclusively licensed. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the U.S. Patent and Trademark Office (the USPTO) and various patent agencies outside of the United States over the lifetime of our licensed patents and/or applications and any patent rights we may own or license in the future. We rely on our licensing partners to pay these fees due to non-U.S. patent agencies with respect to our licensed patent rights. The USPTO and various non-U.S.

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

Filing, prosecuting and defending patents on our platform technology or product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. Although our license agreements with Penn and GSK grant us worldwide rights, certain of our in-licensed U.S. patent rights lack corresponding foreign patents or patent applications. For example, under our license agreement with Minnesota, our rights are limited to those countries and territories, including the United States, in which a licensed patent has been issued and is unexpired or a licensed patent application is pending. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

The patent positions of companies engaged in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Two cases involving diagnostic method claims and “gene patents” have recently been decided by the Supreme Court of the United States (the Supreme Court). On March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc. (Prometheus), a case involving patent claims directed to a process of measuring a metabolic product in a patient to optimize a drug dosage for the patient. According to the Supreme Court, the addition of well-understood, routine or conventional activity such as “administering” or “determining” steps was not enough to transform an otherwise patent-ineligible natural phenomenon into patent-eligible subject matter. On July 3, 2012, the USPTO issued a guidance memo to patent examiners indicating that process claims directed to a law of nature, a natural phenomenon or a naturally occurring relation or correlation that do not include additional elements or steps that integrate the natural principle into the claimed invention such that the natural principle is practically applied and the claim amounts to significantly more than the natural principle itself should be rejected as directed to not patent-eligible subject matter. On June 13, 2013, the Supreme Court issued its decision in Association for Molecular Pathology v. Myriad Genetics, Inc. (Myriad), a case involving patent claims held by Myriad relating to the breast cancer susceptibility genes BRCA1 and BRCA2. Myriad held that an isolated segment of naturally occurring DNA, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patent eligible subject matter, but that complementary DNA, which is an artificial construct that may be created from RNA transcripts of genes, may be patent eligible.

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

We expect our quarterly operating results to be subject to fluctuations. Our net income or loss and other operating results may be affected by numerous factors, including:

•	any variations in the level of expenses related to our NAV Technology Platform and lead product candidates;
•	the addition or termination of any clinical trials;
•	any regulatory or clinical developments affecting our lead product candidates, any future product candidates or our NAV Technology Licensees’ product candidates;
•	our execution of any collaborative, licensing or similar arrangements, including with our NAV Technology Licensees, and the timing of any payments we may make or receive under these arrangements; and
•	the nature and terms of any stock-based compensation grants and any intellectual property infringement lawsuits in which we may become involved.

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

Our executive officers, directors, holders of more than five percent of our capital stock and their respective affiliates beneficially own a significant percentage of our outstanding capital stock. As a result, these stockholders may be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company with which our public stockholders disagree.

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

Furthermore, certain of our employees, directors, officers or affiliates have entered into Rule 10b5‑1 plans providing for transactions of our securities from time to time. Under a Rule 10b5‑1 plan, a broker executes trades pursuant to parameters established by the securityholder when entering into the plan, without further direction from the securityholder. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving us. A Rule 10b5‑1 plan may be amended or terminated in some circumstances. If any additional shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. We do not undertake to report the entry into, or the amendment or termination of, any Rule 10b5‑1 plans adopted by our employees, directors, officers or affiliates in the future, except to the extent required by law.

An active trading market for our common stock may not be sustained.

Shares of our common stock began trading on The Nasdaq Global Select Market on September 17, 2015. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares may not continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares, or at all.

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

We incur substantial costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

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

Proxy contests have been waged against many companies in the biopharmaceutical industry over the last several years, and proxy advisory firms may recommend changes to our business operations, provisions in our restated certificate of incorporation or amended and restated bylaws, or the composition of our board of directors or its committees. If faced with a proxy contest or other type of shareholder activism, or a proxy advisory firm recommendation that is adverse to a management proposal, we may not be able to respond successfully to the contest or dispute, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by such a contest or dispute involving us or our partners because:

•

responding to proxy contests or other actions by activist stockholders, or adverse proxy advisory firm recommendations, can be costly and time-consuming, disrupting operations and diverting the attention of management and employees;

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

Our corporate headquarters are currently located in Rockville, Maryland. We occupy approximately 19,000 square feet of office space at this location under a lease that expires in September 2023, renewable for an additional five-year term. We also occupy approximately 46,000 square feet of office and laboratory space elsewhere in Rockville, Maryland under a lease that expires in September 2021, renewable for two additional three-year terms. Additionally, we occupy approximately 4,000 square feet of office space in New York, New York under a lease that expires in October 2020. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to various lawsuits, claims or other legal proceedings that arise in the normal course of our business. We do not believe that we are currently party to any pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “RGNX.” The following table sets forth, for the periods indicated, the range of high and low sale prices of our common stock as reported by Nasdaq.

Year Ended December 31, 2017	High	Low
First quarter	$24.15	$16.30
Second quarter	$22.95	$16.30
Third quarter	$33.85	$17.60
Fourth quarter	$36.10	$24.35

Year Ended December 31, 2016	High	Low
First quarter	$17.31	$8.50
Second quarter	$13.77	$7.71
Third quarter	$16.47	$7.07
Fourth quarter	$24.55	$13.61

On March 2, 2018, the last reported sale price for our common stock on The Nasdaq Global Select Market was $29.40 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between September 17, 2015 (the date of our initial public offering) and December 31, 2017, with the cumulative total return of (a) the Nasdaq Biotechnology Index (^NBI) and (b) the Nasdaq Composite Index (^IXIC), over the same period. This graph assumes the investment of $100 on September 17, 2015 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on September 17, 2015 of $30.45 per share as the initial value of our common stock and not the initial offering price to the public of $22.00 per share.

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

Holders

As of March 2, 2018, there were seven holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Use of Proceeds from Public Offering of Common Stock

On September 22, 2015, we closed our initial public offering (IPO) whereby we sold 7,245,000 shares of our common stock at a public offering price of $22.00 per share for an aggregate offering price of $159.4 million, which included 945,000 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares of our common stock. The offer and sale of the shares were registered under the Securities Act of 1933, as amended (the Securities Act) pursuant to a Registration Statement on Form S-1 (File No. 333-206430), which was declared effective by the SEC on September 16, 2015. The offering commenced as of September 16, 2015 and did not terminate before all of the securities registered in the registration statement were sold. The syndicate of underwriters was led by Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Piper Jaffray & Co. as joint book-running managers, and Chardan Capital Markets, LLC, as co-manager. We raised approximately $145.2 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board committee service.

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated September 16, 2015, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K.  Historical results are not necessarily indicative of the results to be expected in future periods.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statement of Operations and Comprehensive Loss Data:
Revenues
License revenue	$10,385	$4,303	$5,025	$4,355	$1,055
License revenue from related party	—	—	2,000	220	2,700
Reagent sales	—	213	257	326	368
Grant revenue	8	73	306	1,219	1,964
Total revenues	10,393	4,589	7,588	6,120	6,087
Expenses
Costs of revenues
Licensing costs	1,703	861	1,405	885	151
Costs of reagent sales	6	98	98	122	173
Research and development	57,224	45,482	17,279	4,961	5,051
General and administrative	27,229	23,590	11,912	3,851	5,474
Other operating expenses (income)	116	(102)	31	(17)	14
Total operating expenses	86,278	69,929	30,725	9,802	10,863
Loss from operations	(75,885)	(65,340)	(23,137)	(3,682)	(4,776)
Other Income (Expense)
Investment income	2,716	1,938	346	—	—
Interest expense	—	—	(20)	(321)	(611)
Total other income (expense)	2,716	1,938	326	(321)	(611)
Loss before income taxes	(73,169)	(63,402)	(22,811)	(4,003)	(5,387)
Income Tax Benefit	—	435	—	—	—
Net loss	$(73,169)	$(62,967)	$(22,811)	$(4,003)	$(5,387)
Basic and diluted net loss per common share	$(2.45)	$(2.38)	$(2.59)	$(1.82)	$(2.50)
Weighted-average basic and diluted common shares	29,878	26,409	9,173	2,643	2,320

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$46,656	$24,840	$54,116	$1,121	$1,119
Marketable securities	129,738	134,126	162,251	—	—
Working capital (deficit)	153,560	83,702	113,809	(6,158)	(2,446)
Total assets	198,677	172,732	221,380	3,491	2,510
Total liabilities	15,648	10,995	4,572	9,189	4,653
Convertible preferred stock and preferred units	—	—	—	12,593	11,778
Common stock, Class A units and additional paid-in capital	371,500	276,357	269,147	10,518	10,885
Total stockholders’ and membersʼ equity (deficit)	183,029	161,737	216,808	(18,291)	(13,921)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. In addition, you should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Overview of Product Candidates

We have developed an internal pipeline of product candidates across the therapeutic areas of retinal, metabolic and neurodegenerative diseases.

•

RGX-314: Our lead product candidate RGX-314 is for the treatment of wet age-related macular degeneration (wet AMD), a leading cause of total and partial vision loss in the United States, Europe and Japan. We began enrollment in the Phase I clinical trial for RGX-314 for the treatment of wet AMD in May 2017 and have completed dosing of three cohorts of six patients each, a total of 18 patients, in the Phase I clinical trial. We expect to present topline data from the Phase I clinical trial in late 2018.

•

RGX-501: We are developing RGX-501 for the treatment of homozygous familial hypercholesterolemia (HoFH), a severe genetic disease characterized by premature and aggressive plaque buildup, life threatening coronary artery disease and aortic valve disease predominantly due to abnormalities in the function or expression of the low-density lipoprotein receptor. We, together with trial sponsor the University of Pennsylvania (Penn), began enrollment in the Phase I/II clinical trial for RGX-501 in March 2017. We have completed dosing of the first cohort of three patients and have dosed two patients in the second cohort. We expect to present topline data from the Phase I/II clinical trial in late 2018.

•

RGX-111: We are developing RGX-111 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type I (MPS I), a severe genetic lysosomal storage disease caused by deficiency of α-l-iduronidase (IDUA), an enzyme required for breakdown of cellular waste products. The investigational new drug (IND) application filed with the U.S. Food and Drug Administration (the FDA) for RGX-111 for the treatment of MPS I is active and we expect to begin enrollment in a Phase I clinical trial in mid-2018.

•

RGX-121: We are developing RGX-121 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type II (MPS II), a severe genetic lysosomal storage disease with a similar phenotype to MPS I. MPS II is caused by deficiency of iduronate-2-sulfatase (IDS), an enzyme that is also responsible for breakdown of cellular waste products. The IND application filed with the FDA for RGX-121 for the treatment of MPS II is active and we expect to begin enrollment in a Phase I/II clinical trial in mid-2018.

In addition to our lead product candidates, we have also funded, and plan to continue to fund, preclinical research on potential product candidate programs that may become part of our internal product development pipeline. We have partnered with a number of leading academic institutions and will continue to seek partnerships with innovative institutions to develop novel NAV gene therapy product candidates. We expect to announce an additional lead product candidate in the second half of 2018.

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively sublicense our proprietary adeno-associated virus gene therapy delivery platform (NAV Technology Platform) to other leading biotechnology companies, which we refer to as NAV Technology Licensees. As of December 31, 2017, our NAV Technology Platform was being applied in the development of more than 20 partnered product candidates by 10 NAV Technology Licensees. Sublicensing allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform, and creating potential additional revenue.

Financial Overview

Revenue

We classify our revenue into three categories: license revenue, grant revenue and reagent sales. To date, we have primarily generated revenue through our licensing agreements with our NAV Technology Licensees for research, development and commercialization of product candidates using our proprietary technology. Additionally, we have generated limited revenue from sales of licensed reagents to customers for use in research and development as well as from grant programs. We have not generated any revenue from sales of approved products or drug therapies. If we fail to complete the development of our product candidates in a timely manner, or fail to obtain their regulatory approval, our ability to generate future revenue will be materially compromised.

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

Reagent Sales

Reagent sales consist of the sales of licensed reagents to third-parties for use in research and development. We do not dedicate resources to sales efforts for reagents. Accordingly, future revenue from sales of reagents is uncertain and may fluctuate significantly from period to period.

Operating Expenses

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

Research and Development Expense

Our research and development expense primarily consists of:

•	salaries and personnel-related costs, including benefits, travel and any stock-based compensation, for our scientific personnel performing research and development activities;
•	costs related to executing preclinical studies and clinical trials;
•	costs related to acquiring, developing and manufacturing materials for preclinical studies and clinical trials;

•	fees paid to consultants and other third-parties who support our product candidate development;
•	other costs in seeking regulatory approval of our product candidates; and
•	allocated facility-related costs, depreciation expense and other overhead.

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

We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	a Phase I clinical trial to evaluate the safety and efficacy of our RGX-314 program for the treatment of wet AMD;
•	a Phase I/II clinical trial to evaluate the safety and efficacy of our RGX-501 program for the treatment of HoFH;
•	a Phase I clinical trial to evaluate the safety and efficacy of our RGX-111 program for the treatment of MPS I;
•	a Phase I/II clinical trial to evaluate the safety and efficacy of our RGX-121 program for the treatment of MPS II;
•	preclinical research and development for additional product candidates addressing other diseases in the retinal, metabolic and neurodegenerative therapeutic areas;
•	continued investment in advanced manufacturing analytics and process development activities; and
•	continued acquisition and manufacture of clinical trial materials in support of our anticipated clinical trials.

The following table summarizes our research and development expenses incurred during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Direct Expenses
RGX-314	$5,883	$7,798	$1,213
RGX-501	4,394	5,868	58
RGX-111	2,847	6,074	5,018
RGX-121	5,768	4,196	459
Total direct expenses:	18,892	23,936	6,748
Unallocated Expenses
Unallocated external expenses	10,187	6,216	4,855
Personnel-related	23,377	13,225	5,122
Facilities and depreciation expense	3,547	1,255	245
Other unallocated	1,221	850	309
Total unallocated expenses	38,332	21,546	10,531
Total research and development	$57,224	$45,482	$17,279

We typically utilize our employee and infrastructure resources across our development programs. We do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs.

General and Administrative Expense

General and administrative expense consists primarily of salaries and personnel-related costs, including employee travel, benefits and any stock-based compensation, for employees performing functions other than research and development. This includes personnel in executive, commercial, finance, legal and administrative support functions. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expense, professional fees for accounting and legal services, expenses associated with obtaining and maintaining patents, insurance costs, costs of our information systems and other commercial and general corporate activities. We expect that our general and administrative expense will continue to increase as we continue to develop, and potentially commercialize, our product candidates.

Other Income (Expense)

Other income primarily includes investment income. Investment income consists of interest income earned on cash equivalents and marketable securities. Cash equivalents are comprised of money market mutual funds and marketable securities primarily are comprised of corporate debt securities.

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

Our significant accounting policies and recently announced accounting pronouncements, including the expected impact of such announcements, are fully described in Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

Revenue Recognition

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

License Revenue

The terms of our license agreements require delivery of an intellectual property license for use in either research only, or in research and commercial development of product candidates for various diseases. We have determined that none of our license agreements contain multiple deliverables. We recognize nonrefundable up-front license fees as revenue when we deliver the license provided there are no undelivered elements in the arrangement and we have met all of the necessary criteria for revenue recognition. When we determine an option to exercise a commercial license is substantive, we recognize the option fee as revenue upon exercise and delivery of the underlying commercial license, provided there are no undelivered elements in the arrangement and we have met all of the necessary criteria for revenue recognition. Annual maintenance fees do not represent a separate deliverable aside from the delivery of the license. We recognize annual maintenance fees as revenue under our license agreements when the price is fixed or determinable and collectability is reasonably assured, provided that we have satisfied all other revenue recognition criteria, which is typically upon each anniversary date of the underlying license agreement.

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

License revenue from a related party consists of license fees from licenses granted to Dimension Therapeutics, Inc. (Dimension), which was subsequently acquired by Ultragenyx Pharmaceutical Inc., that were recognized as revenue prior to September 30, 2015. We granted various commercial licenses, and options to obtain future commercial licenses, to Dimension prior to September 30, 2015. As of September 30, 2015, we no longer consider Dimension to be a related party. Accordingly, revenue earned and recognized from Dimension subsequent to September 30, 2015 is no longer included in revenue from related party in the consolidated statements of operations and comprehensive loss.

Please refer to Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a discussion of new revenue standards which we will adopt on January 1, 2018 and which could materially affect our current revenue recognition policies for license revenue.

Reagent Sales

Our reagent sales consist of the sales of licensed reagents to third-parties for use in research and development. We recognize revenue from reagent sales upon delivery to customers, provided that we have satisfied all other revenue recognition criteria.

Grant Revenue

We recognize revenue related to government grants in the period during which the related costs are incurred and the related services are rendered, provided that we have met the applicable performance obligations under the grants. If we are the principal participant and primary obligor in the contractual arrangements, we record the funds we receive under the grants as revenue. If we are not the principal participant or primary obligor, we record the grant proceeds as a reduction to research and development expense.

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

Stock-Based Compensation

Our stock-based compensation expense primarily relates to stock options and restricted stock units issued to employees, directors and non-employee advisors under our equity incentive plans.

Our stock-based awards are subject to either service or performance-based vesting conditions. We recognize compensation expense for awards to employees and directors with service-based vesting conditions based on the estimated grant date fair value of the awards on a straight-line basis over the requisite service period, which is generally the vesting term. We record compensation expense for awards to non-employees with service-based vesting conditions based on the then-current fair value at each financial reporting date prior to the measurement date over the requisite service period of the award, which is generally the vesting term, on a straight-line basis. We recognize compensation expense for employee awards with performance-based vesting conditions based on the estimated grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable. We recognize compensation expense for non-employee awards with performance-based vesting conditions based on the then current fair value at each financial reporting date prior to the measurement date over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

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
•

We determine the average expected life of “plain vanilla” stock options based on the simplified method in accordance with SEC Staff Accounting Bulletin Nos. 107 and 110, as our common stock has only been publicly traded since September 2015. We expect to use the simplified method until we have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term; and

•	We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant; and

The fair value of restricted stock units is determined based on the fair value of our common stock on the date of the grant.

For all periods through December 31, 2016, we estimated forfeitures of share-based awards based on our historical analysis of actual forfeitures. Through that date, we had minimal forfeitures of stock options and restricted stock units, and accordingly, we assumed no forfeiture rate for all awards granted and accounted for actual forfeitures in the period they occurred. On January 1, 2017, we adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and elected to no longer estimate forfeitures of share-based awards and will continue to account for any forfeitures as they occur. Since we had previously assumed no forfeiture rate for all share-based awards granted prior to the adoption of this standard, there was no retrospective impact to stock-based compensation expense upon the adoption of standard.

Fair Value of Common Stock

In setting the exercise price of the stock options at each grant date, our Board of Directors or its compensation committee uses the estimated fair value of our common stock on the date of the grant. Prior to our initial public offering (IPO), there were significant assumptions and estimates required in determining the fair value of our common stock. Valuation estimates were prepared by management in accordance with the framework of the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, as well as through independent third-party valuations and were approved by our Board of Directors. Valuation estimates were based on a variety of factors including our financial position and historical financial performance, our stage of development, the valuations of comparable publicly traded companies, marketplace and macro-economic factors, the illiquid nature of our common stock, arm’s-length sales of our preferred equity securities, the rights and preferences of our preferred equity securities and the prospects of a liquidity event such as an IPO, among others. After the completion of our IPO in September 2015, the fair value of our common stock used to determine the exercise price and fair value of stock options and restricted stock units is based on the closing price of our common stock on the date of grant.

Income Taxes

As of December 31, 2017, we had federal net operating loss (NOL) carryforwards of $126.7 million, U.S. state NOL carryforwards of $167.8 million and research and development credit carryforwards of $21.3 million which may be available to offset future income tax liabilities and expire at various dates beginning in 2035.

Under the provisions of the Internal Revenue Code, the NOL and credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have completed several financings since our inception, including our IPO in September 2015 and our follow-on public offering in March 2017, which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future.

We account for income taxes in accordance with Financial Accounting Standards Board (FASB) ASC Topic 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, including our NOL and credit carryforwards. Based on our history of operating losses, we believe that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2017 and 2016.

The Tax Cuts and Jobs Act of 2017 (the TCJA) was signed into law in December 2017, and has resulted in significant changes to the U.S. corporate income tax system. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, elimination, reduction or limitation of certain domestic deductions and credits, limitation of the deduction for net operating losses to 80% of current year taxable income, elimination of NOL carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain significant exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits, including the orphan drug tax credit. The changes resulting from the TCJA are effective beginning in 2018; however, the impact to our deferred tax assets and liabilities as a result of these changes has been accounted for as of December 31, 2017.

Recent Accounting Pronouncements

See Note 2 “Recent Accounting Pronouncements” in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a full description of recent accounting pronouncements and the potential impact on our financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

	Years Ended December 31,
	2017	2016	Change
	(in thousands)
Revenues
License revenue	$10,385	$4,303	$6,082
Reagent sales	—	213	(213)
Grant revenue	8	73	(65)
Total revenues	10,393	4,589	5,804
Expenses
Costs of revenues
Licensing costs	1,703	861	842
Costs of reagent sales	6	98	(92)
Research and development	57,224	45,482	11,742
General and administrative	27,229	23,590	3,639
Other operating expenses (income)	116	(102)	218
Total operating expenses	86,278	69,929	16,349
Loss from operations	(75,885)	(65,340)	(10,545)
Other Income
Investment income	2,716	1,938	778
Total other income	2,716	1,938	778
Loss before income taxes	(73,169)	(63,402)	(9,767)
Income Tax Benefit	—	435	(435)
Net loss	$(73,169)	$(62,967)	$(10,202)

License Revenue. License revenue increased by $6.1 million, from $4.3 million for the year ended December 31, 2016 to $10.4 million for the year ended December 31, 2017. This increase is primarily attributable to two commercial licenses we granted in 2017, including a license to AveXis, Inc. (AveXis) in June 2017 which carried an up-front fee of $6.0 million, as well as $1.9 million of license revenue recognized upon the achievement of milestones by licensees during 2017. During the year ended December 31, 2016, we recognized $3.1 million of license revenue related upfront fees and option fees for commercial licenses granted during the period, and no milestones were achieved by licensees during the period.

Research and Development Expense. Research and development expenses increased by $11.7 million, from $45.5 million for the year ended December 31, 2016 to $57.2 million for the year ended December 31, 2017. This increase is primarily attributable to the following:

•

an increase of $10.2 million for personnel costs as a result of increased employee headcount of research and development personnel, including a $2.4 million increase in stock-based compensation expense;

•	an increase of $2.5 million for laboratory costs and externally sourced process development and manufacturing of material to be used in clinical trials for our lead product candidates; and
•

an increase of $2.3 million for facilities and equipment used by research and development personnel, including a $1.9 million increase in depreciation expense allocated to research and development functions, primarily as a result of our advanced manufacturing and analytics laboratory which opened in early 2017.

The increase in research and development expenses was partially offset by a decrease of $4.0 million for externally sourced preclinical research and development services related to our lead product candidates and the advancement of our technology and other potential product candidates.

General and Administrative Expense. General and administrative expenses increased by $3.6 million, from $23.6 million for the year ended December 31, 2016 to $27.2 million for the year ended December 31, 2017. This increase is primarily attributable to the following:

•

an increase of $2.3 million for personnel costs as a result of increased employee headcount of general and administrative personnel, including a $1.2 million increase in stock-based compensation expense; and

•	an increase of $0.6 million for professional services, including legal, accounting and other advisory services, primarily attributable to commercial consulting services.

Comparison of the Years Ended December 31, 2016 and 2015

	Years Ended December 31,
	2016	2015	Change
	(in thousands)
Revenues
License revenue	$4,303	$5,025	$(722)
License revenue from related party	—	2,000	(2,000)
Reagent sales	213	257	(44)
Grant revenue	73	306	(233)
Total revenues	4,589	7,588	(2,999)
Expenses
Costs of revenues
Licensing costs	861	1,405	(544)
Costs of reagent sales	98	98	—
Research and development	45,482	17,279	28,203
General and administrative	23,590	11,912	11,678
Other operating expenses (income)	(102)	31	(133)
Total operating expenses	69,929	30,725	39,204
Loss from operations	(65,340)	(23,137)	(42,203)
Other Income (Expense)
Investment income	1,938	346	1,592
Interest expense	—	(20)	20
Total other income (expense)	1,938	326	1,612
Loss before income taxes	(63,402)	(22,811)	(40,591)
Income Tax Benefit	435	—	435
Net loss	$(62,967)	$(22,811)	$(40,156)

License Revenue. License revenue, including license revenue from related party, decreased by $2.7 million, from $7.0 million for the year ended December 31, 2015 to $4.3 million for the year ended December 31, 2016. This decrease is primarily attributable to fewer commercial licenses granted by us in 2016 than in 2015.

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

•	an increase of $6.6 million for externally sourced manufacturing process development and manufacturing of material to be used in clinical trials for our lead product candidates;
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

Investment Income. Investment income increased by $1.6 million, from $0.3 million for the year ended December 31, 2015 to $1.9 million for the year ended December 31, 2016. This increase is attributable to significantly higher investments in marketable securities in 2016 as a result of net cash proceeds received in 2015 from the sale and issuance of Series C convertible preferred stock (Series C Preferred Stock) and Series D convertible preferred stock (Series D Preferred Stock) prior to our IPO, and from the sale and issuance of common stock in our IPO.

Liquidity and Capital Resources

As of December 31, 2017, we had cash, cash equivalents and marketable securities of $176.4 million, which were primarily derived from the sale of preferred stock and common stock, as described below. Additionally, we have supplemented our cash flows with fees received from granting commercial licenses to our proprietary technology to other biotechnology and pharmaceutical companies. We expect that our cash, cash equivalents and marketable securities as of December 31, 2017, will enable us to fund our operating expenses and capital expenditure requirements for at the least the next 12 months from the date of this report, based on our current business plan.

In January 2015, we completed the sale and issuance of 4,631,774 shares of Series C Preferred Stock, par value $0.0001 per share, at a per share price of $6.477 for aggregate gross proceeds of $30.0 million, including $26.2 million of cash proceeds and the conversion $3.8 million of debt by FOXKISER LLP. In May 2015, we completed the sale and issuance of 7,366,849 shares of Series D Preferred Stock, par value $0.0001 per share, at a per share price of $9.5699 generating aggregate gross proceeds of $70.5 million.

In September 2015, we completed our IPO in which we sold 7,245,000 shares of our common stock (inclusive of 945,000 shares of our common stock sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price of $22.00 per share. The aggregate net proceeds from the offering were $145.2 million, net of underwriting discounts and commissions and offering expenses payable by us. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 16,298,045 shares of our common stock.

In March 2017, we closed a follow-on public offering in which we sold 3,700,000 shares of our common stock at a price of $20.50 per share. In connection with the offering, we granted the underwriters an option to purchase up to 555,000 additional shares of our common stock at the public offering price. The underwriters exercised the option in full and purchased the additional shares in April 2017. The aggregate net proceeds from the offering, inclusive of the underwriters’ option exercise, were $81.5 million, net of underwriting discounts and commissions and offering expenses payable by us.

In January 2018, we amended our March 2014 license agreement with AveXis which modified its terms and conditions and provided additional intellectual property rights to AveXis. In consideration for the additional rights granted under the amended license, AveXis paid the Company $80.0 million upon the effective date of the amendment. In addition, AveXis will pay to us (i) $30.0 million on the first anniversary of the effective date of the January 2018 Amendment, (ii) $30.0 million on the second anniversary of the effective date of the January 2018 Amendment and (iii) potential commercial milestone payments of up to $120.0 million.

We have incurred losses since our inception and, as of December 31, 2017, had an accumulated deficit of $187.8 million. We anticipate that we will continue to normally incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(57,992)	$(48,558)	$(22,515)
Net cash provided by (used in) investing activities	(4,790)	19,163	(163,800)
Net cash provided by financing activities	84,598	119	239,310
Net increase (decrease) in cash and cash equivalents	$21,816	$(29,276)	$52,995

Operating Activities

Net cash used in operating activities increased by $9.4 million during the year ended December 31, 2017 from the year ended December 31, 2016. Net cash used in operating activities increased by $26.0 million during the year ended December 31, 2016 from the year ended December 31, 2015. These increases are primarily attributable to increased employee headcount and significant increases in research and development and general and administrative expenses as the Company continues the development and advancement of its lead product candidates.

For the year ended December 31, 2017, our net cash used in operating activities of $58.0 million consisted of a net loss of $73.2 million, offset by $14.3 million in adjustments for non-cash items and changes in working capital of $0.9 million. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $10.6 million, depreciation and amortization expense of $2.7 million and net amortization of premiums on marketable debt securities of $1.8 million. The change in working capital was primarily attributable to an increase in accounts payable and accrued expenses and other current liabilities of $4.5 million, partially offset by an increase in prepaid expenses of $3.6 million. The increase in accounts payable and accrued expenses and other current liabilities is largely driven by increases in personnel costs and other operating expenses incurred and payable as of December 31, 2017. The increase in prepaid expenses and other current assets is largely driven by an increase in preclinical, manufacturing and clinical trial activities which we were billed for as of December 31, 2017 but are applicable to future periods of performance.

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

Investing Activities

For the year ended December 31, 2017, net cash used in investing activities consisted of $68.6 million to purchase marketable securities and $7.2 million to purchase property and equipment, offset by $71.0 million in sales and maturities of marketable securities.

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

Financing Activities

For the year ended December 31, 2017, net cash provided by financing activities primarily consisted of $81.5 million in aggregate net proceeds from a follow-on public offering of our common stock, net of underwriting discounts and commissions and offering expenses paid by us during the period, and $3.0 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

For the year ended December 31, 2016, net cash provided by financing activities primarily consisted of $0.2 million in proceeds received from the exercise of stock options issued to employees.

For the year ended December 31, 2015, net cash provided by financing activities primarily consisted of $26.0 million in net proceeds from the sale of Series C Preferred Stock, $68.0 million in net proceeds from the sale of Series D Preferred Stock and $145.2 million in net proceeds from the sale of common stock in our IPO.

Future Funding Requirements

To date, we have primarily generated revenue through license agreements with strategic partners for research, development and commercialization of product candidates using our proprietary technology. Additionally, we have generated revenue from grant programs and sales of licensed reagents to customers for use in research and development, for which we do not expect significant future revenue. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize our product candidates. In addition, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue to expand the research, development and clinical trials of, and seek regulatory approval for, our product candidates. In addition, subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We expect that our cash, cash equivalents and marketable securities as of December 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan. We intend to devote the majority of our current capital to clinical development and regulatory approval of our product candidates. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the amount of increased capital outlays and operating expenditures necessary to complete the development of product candidates. Additionally, our estimates are based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

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

The amount and timing of when these payments will actually be made is uncertain and the payments are contingent upon the initiation and completion of future activities, including services to be provided by our vendors. Sublicense fees are due to the licensors when we sublicense underlying intellectual property to third-parties; the fees are based on a percentage of the sublicense fees received from the sublicensees. Milestone fees are payable by us upon our future achievement of certain development and regulatory milestones. Royalty fees are based on a percentage of net sales of licensed products. Maintenance costs are reimbursements to the licensors for maintaining licensed patents. These amounts are not fixed and determinable and therefore are not included in the table below.

We have entered into a number of long-term operating leases for office and laboratory space in Rockville, Maryland and New York, New York. As of December 31, 2017, future lease payments under operating leases are as follows (in thousands):

		Less Than	Years	Years	More Than
	Total	1 Year	1-3	3-5	5 Years
Future minimum lease payments	$9,599	$2,172	$4,607	$2,341	$479

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our primary exposure to interest rate sensitivity results from the cash equivalents and marketable securities in our investment portfolio. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, significant changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2017, we estimate that the impact on the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $0.7 million.

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

One customer accounted for approximately 68% of our total revenue for the year ended December 31, 2017. No other customer accounted for more than 10% of revenue in 2017. Future revenue is uncertain and may fluctuate significantly from period to period.

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

The financial statements and related financial statement schedules required to be filed are listed in the Index to Consolidated Financial Statements and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2017, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in the COSO 2013 framework.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item will be included in our proxy statement for the 2018 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017 (2018 Proxy Statement) under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We maintain a code of business conduct that qualifies as a “code of ethics” under Item 406 of the SEC’s Regulation S-K and applies to each of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The code of business conduct is available in the corporate governance section of our corporate website at www.regenxbio.com. Any amendment or waiver of the “code of ethics” provisions of the code of business conduct for an executive officer or director may be granted only by our Board of Directors or a committee thereof and must be timely disclosed as required by applicable law. We intend to satisfy the disclosure requirements regarding any such amendment or waiver applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in a report filed with the SEC on Form 8-K or on our corporate website at www.regenxbio.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in our 2018 Proxy Statement under the headings “Corporate Governance,” “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our 2018 Proxy Statement under the headings “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our 2018 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our 2018 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
2.	Financial Statement Schedules. All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.
3.

Exhibits. We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately following the financial statements in this Annual Report on Form 10-K.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

REGENXBIO INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of REGENXBIO Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of REGENXBIO Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 6, 2018

We have served as the Company’s auditor since 2015.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$46,656	$24,840
Marketable securities	114,122	64,714
Accounts receivable	473	1,032
Prepaid expenses	5,334	1,775
Other current assets	1,412	1,010
Total current assets	167,997	93,371
Marketable securities	15,616	69,412
Property and equipment, net	13,977	9,324
Restricted cash	225	225
Other assets	862	400
Total assets	$198,677	$172,732
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,832	$1,543
Accrued expenses and other current liabilities	9,605	8,126
Total current liabilities	14,437	9,669
Deferred rent, net of current portion	1,211	1,326
Total liabilities	15,648	10,995
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at December 31, 2017 and December 31, 2016; 31,295 and 26,477 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	371,497	276,354
Accumulated other comprehensive loss	(715)	(33)
Accumulated deficit	(187,756)	(114,587)
Total stockholders’ equity	183,029	161,737
Total liabilities and stockholders’ equity	$198,677	$172,732

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Revenues
License revenue	$10,385	$4,303	$5,025
License revenue from related party	—	—	2,000
Reagent sales	—	213	257
Grant revenue	8	73	306
Total revenues	10,393	4,589	7,588
Expenses
Costs of revenues
Licensing costs	1,703	861	1,405
Costs of reagent sales	6	98	98
Research and development	57,224	45,482	17,279
General and administrative	27,229	23,590	11,912
Other operating expenses (income)	116	(102)	31
Total operating expenses	86,278	69,929	30,725
Loss from operations	(75,885)	(65,340)	(23,137)
Other Income (Expense)
Investment income	2,716	1,938	346
Interest expense	—	—	(20)
Total other income (expense)	2,716	1,938	326
Loss before income taxes	(73,169)	(63,402)	(22,811)
Income Tax Benefit	—	435	—
Net loss	$(73,169)	$(62,967)	$(22,811)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of reclassifications and income tax expense	(682)	686	(719)
Total other comprehensive income (loss)	(682)	686	(719)
Comprehensive loss	$(73,851)	$(62,281)	$(23,530)
Reconciliation of net loss to net loss applicable to common stockholders
Net loss	$(73,169)	$(62,967)	$(22,811)
Net accretion and dividends on convertible preferred stock	—	—	(1,747)
Net gain on extinguishment of convertible preferred stock	—	—	759
Net loss applicable to common stockholders	$(73,169)	$(62,967)	$(23,799)
Basic and diluted net loss per common share	$(2.45)	$(2.38)	$(2.59)
Weighted-average basic and diluted common shares	29,878	26,409	9,173

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Series A		Series B		Series C		Series D		Total				Accumulated		Total
	Convertible		Convertible		Convertible		Convertible		Convertible			Additional	Other		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balances at December 31, 2014	2,393	$3,963	1,906	$8,630	—	$—	—	$—	$12,593	2,645	$—	$10,518	$—	$(28,809)	$(18,291)
Issuance of Series C convertible preferred stock, net of transaction costs of $187	—	—	—	—	4,047	26,021	—	—	26,021	—	—	—	—	—	—
Issuance of Series C convertible preferred stock for the conversion of outstanding related party debt	—	—	—	—	585	3,792	—	—	3,792	—	—	—	—	—	—
Issuance of Series D convertible preferred stock, net of transaction costs of $2,502	—	—	—	—	—	—	7,367	67,998	67,998	—	—	—	—	—	—
Loss (gain) on extinguishment of convertible preferred stock	—	1,317	—	(2,076)	—	—	—	—	(759)	—	—	759	—	—	759
Accretion (decretion) of convertible preferred stock	—	(2,280)	—	1,338	—	187	—	2,502	1,747	—	—	(1,747)	—	—	(1,747)
Conversion of convertible preferred stock into common stock upon initial public offering	(2,393)	(3,000)	(1,906)	(7,892)	(4,632)	(30,000)	(7,367)	(70,500)	(111,392)	16,298	2	111,390	—	—	111,392
Issuance of common stock upon initial public offering, net of transaction costs of $14,206	—	—	—	—	—	—	—	—	—	7,245	1	145,183	—	—	145,184
Discount on related party promissory notes	—	—	—	—	—	—	—	—	—	—	—	13	—	—	13
Exercise of stock options	—	—	—	—	—	—	—	—	—	125	—	107	—	—	107
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	2,921	—	—	2,921
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—	(719)	—	(719)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,811)	(22,811)
Balances at December 31, 2015	—	—	—	—	—	—	—	—	—	26,313	3	269,144	(719)	(51,620)	216,808
Exercise of stock options	—	—	—	—	—	—	—	—	—	163	—	179	—	—	179
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	7,031	—	—	7,031
Unrealized gain on available-for-sale securities, net of reclassifications and income tax expense	—	—	—	—	—	—	—	—	—	—	—	—	686	—	686
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(62,967)	(62,967)
Balances at December 31, 2016	—	—	—	—	—	—	—	—	—	26,477	3	276,354	(33)	(114,587)	161,737
Issuance of common stock upon public offering, net of transaction costs of $5,738	—	—	—	—	—	—	—	—	—	4,255	—	81,489	—	—	81,489
Exercise of stock options	—	—	—	—	—	—	—	—	—	516	—	2,493	—	—	2,493
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	—	48	—	556	—	—	556
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	10,605	—	—	10,605
Unrealized loss on available-for-sale securities, net of reclassifications and income tax expense	—	—	—	—	—	—	—	—	—	—	—	—	(682)	—	(682)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(73,169)	(73,169)
Balances at December 31, 2017	—	$—	—	$—	—	$—	—	$—	$—	31,295	$3	$371,497	$(715)	$(187,756)	$183,029

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(73,169)	$(62,967)	$(22,811)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	10,605	7,031	2,921
Net amortization of premiums and accretion of discounts on marketable debt securities	1,815	2,004	311
Depreciation and amortization	2,686	544	80
Net realized gains on sales of marketable securities	(479)	—	—
Non-cash consideration received for licenses granted	(420)	—	—
Other non-cash adjustments	73	(399)	24
Changes in operating assets and liabilities
Accounts receivable	561	1,073	(265)
Prepaid expenses	(3,559)	(755)	(992)
Other current assets	(402)	(159)	(851)
Other assets	(135)	(139)	(168)
Accounts payable	2,621	186	590
Accrued expenses and other current liabilities	1,897	3,873	2,221
Due to related party under services agreement	—	—	(34)
Other related party payables	—	—	(3,761)
Advance payments	—	(127)	(26)
Deferred rent	(86)	1,277	246
Net cash used in operating activities	(57,992)	(48,558)	(22,515)
Cash flows from investing activities
Purchases of marketable securities	(68,634)	(45,072)	(163,278)
Maturities of marketable securities	70,224	72,586	—
Sales of marketable securities	780	23	—
Purchases of property and equipment	(7,160)	(8,149)	(522)
Restricted cash	—	(225)	—
Net cash provided by (used in) investing activities	(4,790)	19,163	(163,800)
Cash flows from financing activities
Proceeds from exercise of stock options	2,493	179	107
Proceeds from issuance of common stock under employee stock purchase plan	556	—	—
Proceeds from public offering of common stock, net of underwriting discounts and commissions	81,994	—	—
Proceeds from issuance of Series C convertible preferred stock, net of transaction costs	—	—	26,021
Proceeds from issuance of Series D convertible preferred stock, net of transaction costs	—	—	67,998
Proceeds from initial public offering of common stock, net of transaction costs	—	—	145,184
Issuance costs for public offering of common stock	(445)	(60)	—
Net cash provided by financing activities	84,598	119	239,310
Net increase (decrease) in cash and cash equivalents	21,816	(29,276)	52,995
Cash and cash equivalents
Beginning of period	24,840	54,116	1,121
End of period	$46,656	$24,840	$54,116
Supplemental cash flow information
Cash paid for interest	$—	$—	$7
Supplemental disclosures of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$254	$1,181	$96
Non-cash consideration received for licenses granted	$420	$—	$—
Issuance costs for public offering of common stock in accounts payable and accrued expenses	$—	$33	$—
Conversion of accrued service fees to related party into Series C convertible preferred stock	$—	$—	$2,403
Conversion of related party promissory notes into Series C convertible preferred stock	$—	$—	$1,389
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$—	$111,392

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Initial Public Offering

On September 22, 2015, the Company completed its initial public offering (IPO) in which it sold 7,245,000 shares of common stock (inclusive of 945,000 shares of common stock sold by the Company pursuant to the full exercise of an option to purchase additional shares granted to the underwriters in connection with the offering) at a price of $22.00 per share. The shares began trading on The Nasdaq Global Select Market on September 17, 2015. The aggregate net proceeds received by the Company from the offering were $145.2 million, net of underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 16,298,045 shares of common stock.

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

Liquidity and Risks

As of December 31, 2017, the Company had generated an accumulated deficit of $187.8 million since inception. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. As of December 31, 2017, the Company had cash, cash equivalents and marketable securities of $176.4 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Transactions

The functional currency of the Company and its consolidated subsidiaries is the U.S. dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar are included in the consolidated statements of operations and comprehensive loss as incurred.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the consolidated financial statements. Estimates are used in the following areas, among others: stock-based compensation expense, accrued research and development expenses and other accrued expenses, income taxes and the fair value of financial instruments.

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

For the year ended December 31, 2017, 96% of the Company’s revenue was generated from customers located in the U.S. For the year ended December 31, 2016, 90% of the Company’s revenue was generated from customers located in the U.S. For the year ended December 31, 2015, 78% and 21% of the Company’s revenue was generated from customers located in the U.S. and Europe, respectively. Country of origin for revenue is determined by the Company based on the country of domicile of licensees for license revenue, the country in which reagent sales are delivered to for reagent sales and the location of grantors for government grant revenue. The substantial majority of the Company’s assets currently reside in the U.S.

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

Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are carried at fair value. Marketable securities with remaining maturity dates exceeding 12 months which are not intended to be sold prior to maturity for use in current operations are classified as non-current. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. A decline in the fair value below cost of available-for-sale securities that is deemed other-than-temporary is charged to results of operations, resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted into the cost basis over the life of the related security as adjustments to the yield using the effective-interest method. Interest income is recognized when earned. Realized gains and losses from the sale of marketable securities are based on the specific identification method and are included in results of operations.

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

The following table summarizes those customers who represented at least 10% of revenue or accounts receivable for the periods presented:

	Revenue			Accounts Receivable
	Years Ended December 31,			December 31,
	2017	2016	2015	2017	2016
Customer A	68%	*	*	*	*
Customer B	*	*	*	*	57%
Customer C(1)	*	*	41%	*	*
Customer D	*	24%	*	*	*
Customer E	*	*	*	42%	19%
Customer F	*	*	16%	*	*
Customer G	*	*	22%	32%	*
Customer H	*	44%	*	*	*
Customer I	*	*	*	21%	*

*	Represented less than 10%
(1)	Represents a related party prior to September 30, 2015

Accounts Receivable

Accounts receivable consist of amounts due to the Company resulting from the Company’s licensing arrangements, reagent sales and grant programs. Receivables are stated net of an allowance for doubtful accounts, if deemed necessary based on the Company’s evaluation of collectability using specific identification of account balances and historical information regarding write-offs. Account balances are charged off against the allowance when the potential for recovery is considered remote. The Company has not recorded an allowance for doubtful accounts as of December 31, 2017 or 2016.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to estimated future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded during the years ended December 31, 2017, 2016 and 2015.

Cost Method Investments

Cost method investments consist of non-marketable equity holdings and are stated at cost. The Company accounts for its investments in other entities using the cost method if its ownership interest is below 20% and the Company does not have significant influence over the operations of the entity. As of December 31, 2017, cost method investments consisted of shares of common stock of Prevail Therapeutics Inc. (Prevail) acquired in connection with a commercial license granted to Prevail in August 2017. Cost method investments had a carrying value of $0.4 million as of December 31, 2017 and are included in other assets on the consolidated balance sheet. The Company did not have any cost method investments as of December 31, 2016.

Declines in the fair value of cost method investments below their carrying value that are deemed to be other-than-temporary are reflected in the consolidated statements of operations and comprehensive loss as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investments in the issuer for a period of time sufficient to allow for the anticipated recovery in fair value. The Company has not identified any events or changes in circumstances that would have an adverse effect on the fair value of its cost method investments. Accordingly, no other-than-temporary impairment losses were recorded for the years ended December 31, 2017, 2016 and 2015.

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

Revenue Recognition

The Company primarily generates revenue through license agreements with third parties which may grant rights to the research, development, and commercialization of product candidates using the Company’s NAV Technology Platform. Additionally, the Company has generated limited revenue from sales of licensed reagents to customers for use in research and development as well as grant programs.

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

License Revenue. The terms of the Company’s license agreements require delivery of an intellectual property license for use of the Company’s intellectual property in research and/or commercial development of product candidates for various diseases. License agreements generally have a term equal to the life of the intellectual property, but are terminable at the option of the licensee. Non-refundable payments to the Company under these arrangements may include: (i) up-front license fees, (ii) option fees to obtain additional commercial licenses, (iii) annual maintenance fees, (iv) sublicense fees, (v) payments based on the achievement of certain milestones based solely on the efforts of the licensees and (vi) royalties on product sales.

Nonrefundable up-front license fees are recognized as revenue upon delivery of the license provided there are no undelivered elements in the arrangement and the necessary criteria under ASC 605 for revenue recognition have been met.

Options to exercise commercial licenses are considered substantive if, at the inception of the arrangement, the Company is at risk as to whether the licensee will choose to exercise the option. Factors that the Company considers in evaluating whether an option is substantive include the overall objective of the arrangement, the benefit the licensee might obtain from the arrangement without exercising the option, the cost to exercise the option and the likelihood that the option will be exercised. For arrangements under which an option is considered substantive, the Company does not consider the item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in allocable arrangement consideration, provided the option is not priced at a significant and incremental discount. Conversely, for arrangements under which an option is not considered substantive or if an option is priced at a significant and incremental discount, the Company would consider the item underlying the option to be a deliverable at the inception of the arrangement and a corresponding amount would be included in allocable arrangement consideration. As of December 31, 2017 and 2016, all of the options included in the Company’s license agreements have been determined to be substantive, and none of the options are priced at a significant and incremental discount. Option fees are recognized as revenue upon exercise and delivery of the underlying commercial license, provided there are no undelivered elements in the arrangement and the necessary criteria under ASC 605 for revenue recognition have been met.

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

Stock-based Compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the consolidated statement of operations and comprehensive loss based on their fair values.

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

The Company estimates the fair value of its stock option awards to employees and directors using the Black-Scholes option-pricing model, which requires the input of and subjective assumptions, including (i) the fair value of the underlying common stock, (ii) the expected stock price volatility, (iii) the calculation of expected term of the award, (iv) the risk-free interest rate and (v) expected dividends. Due to the lack of company specific historical and implied volatility data of its common stock, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company will continue to apply this method of estimating expected volatility until a sufficient amount of historical information regarding the volatility of its own common stock price becomes available. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay dividends in the foreseeable future.
For the years ended December 31, 2016 and 2015, the Company was also required to estimate forfeitures of share-based awards at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. For all periods through December 31, 2016, a forfeiture rate of zero was been used to calculate stock-based compensation expense due to the lack of historical information necessary to estimate forfeitures. To the extent that actual forfeitures differ from the Company’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were revised.

On January 1, 2017, the Company adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under the new standard, the Company has elected not to estimate forfeitures of share-based awards and to account for forfeitures as they occur. The adoption of this standard required retrospective application, however, since the Company had previously assumed a forfeiture rate of zero on all share-based awards there was no impact to the consolidated financial statements as a result of the adoption of this standard.

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

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes (ASC 740), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

Net Loss Per Share

The Company computes net loss per share in conformity with the two-class method required for participating securities. The Company considers all series of convertible preferred stock outstanding prior to the IPO to be participating securities. The holders of convertible preferred stock outstanding prior to the IPO were entitled to receive preferential dividends in the event that a dividend was to be paid to the holders of common stock, and did not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the year ended December 31, 2015 were not allocated to these participating securities. In connection with the IPO, all outstanding shares of convertible preferred stock were automatically converted into shares of common stock.

Basic net loss per share is calculated by dividing net loss applicable to holders of common stock by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Contingently convertible shares in which conversion is based on non-market-priced contingencies are excluded from the calculations of both basic and diluted net loss per share until the contingency has been fully met. For purposes of the diluted net loss per share calculation, convertible preferred stock, outstanding stock options, outstanding restricted stock units and withholdings under the employee stock purchase plan are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were the same for all periods presented.

Comprehensive Loss

The Company’s comprehensive loss includes its net loss as well as net unrealized gains and losses on available-for-sale securities, net of income tax effects and reclassification adjustments for realized gains and losses.

Recent Accounting Pronouncements

Recently adopted

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment awards including income tax consequences, classification of awards as either equity or liabilities and classification within the statement of cash flows. Additionally, the standard allows companies to elect not to estimate forfeitures of share-based awards for purposes of recognizing stock-based compensation expense, and account for forfeitures as they occur. The Company adopted this standard effective January 1, 2017, and upon adoption, has elected not to estimate forfeitures of share-based awards, which requires retrospective application in the consolidated financial statements. The Company has estimated a forfeiture rate of zero on all share-

based awards granted since its inception and the adoption of this standard had no material impact on the Company’s tax provision or classification of the Company’s share-based awards. Accordingly, the application of this standard had no material impact on the Company’s financial position or results of operations.

Not yet adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of the guidance under ASU 2014-09 by one year. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies various aspects of Topic 606, including the identification of performance obligations and the implementation of licensing guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies various additional aspects of Topic 606, including the assessment of collectability, presentation of sales taxes and other similar taxes collected from customers, the measurement date for transactions with non-cash consideration as well as transitional issues and other technical corrections regarding the adoption of new standards under Topic 606. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies various additional narrow aspects of Topic 606. The standards are effective for annual and interim reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has elected not to early adopt these standards. The Company believes that the adoption of Topic 606 will have a material impact on the Company’s revenue recognition policies and disclosures for license revenue and will result in the acceleration of revenue related to annual maintenance fees payable by licensees through the contractual terms of the agreements. Additionally, management believes that the accelerated recognition of revenue from maintenance fees expected to be received from licensees in future periods results in a significant financing component to the license, since such consideration is associated with performance obligations satisfied upon the delivery of the intellectual property license(s) at the onset of the agreements. As a result, the portion of the maintenance fees associated with the financing component will be recognized as interest income over the term of the license rather than license revenue. The changes to revenue recognition resulting from the adoption of Topic 606 will also impact the timing of recognition of sublicense fees payable by the Company to its licensors. The Company expects to utilize the modified retrospective method of application for the adoption of Topic 606. Under this method, the cumulative impact of the adoption through December 31, 2017 will be recorded through retained earnings on January 1, 2018, the adoption date. While the Company believes that the application of Topic 606 may have a material impact upon adoption, management has not yet finalized its analysis of the quantitative effects on the Company’s financial position or results of operations.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which supersedes the current guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income (loss). In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU 2016-01. The standards are effective for annual and interim periods beginning after December 15, 2017. The Company does not believe the application of these standards will have a material impact on the Company’s financial position or results of operations.

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017
Corporate bonds	$130,018	$2	$(282)	$129,738
	$130,018	$2	$(282)	$129,738

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016
Corporate bonds	$133,424	$82	$(298)	$133,208
Common equity securities	300	618	—	918
	$133,724	$700	$(298)	$134,126

Common equity securities reported as of December 31, 2016 consisted of shares of common stock of Audentes Therapeutics, Inc. (Audentes). The Company obtained these shares in connection with a license granted to Audentes in July 2013. Upon Audentes’ IPO in July 2016, the Company classified these shares as available-for-sale securities and recognized an unrealized gain of $0.6 million. Prior to Audentes’ IPO, the shares were not marketable and were accounted for by the Company as a cost method investment. The Company sold all of its shares of Audentes common stock during the year ended December 31, 2017.

As of December 31, 2017 and 2016, no available-for-sale securities had remaining maturities greater than three years.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of December 31, 2017 and 2016, the balance in the Company’s accumulated other comprehensive loss consisted solely of net unrealized gains and losses on available-for-sale securities, net of income tax effects and reclassification adjustments for realized gains and losses. During the years ended December 31, 2017, 2016 and 2015, the Company recognized net unrealized gains (losses) on available-for-sale securities of $(0.2) million, $1.1 million and $(0.7) million, respectively, and income tax expense of $0, $0.4 million and $0, respectively, in other comprehensive income (loss). The Company recognized net realized gains (losses) of $0.5 million, less than $(0.1) million and $0 on the sale or maturity of available-for-sale securities during the years ended December 31, 2017, 2016 and 2015, respectively, which were reclassified out of accumulated other comprehensive loss during the periods and are included in investment income in the consolidated statements of operations and comprehensive loss.

The aggregate fair value of securities held by the Company in an unrealized loss position for more than 12 months as of December 31, 2017 was $17.1 million. The aggregate unrealized loss of securities held by the Company in an unrealized loss position for more than 12 months as of December 31, 2017 was $0.1 million. The Company did not hold any securities in an unrealized loss position for more than 12 months as of December 31, 2016. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of December 31, 2017 and 2016 was $109.2 million and $102.5 million, respectively. As of December 31, 2017, securities held by the Company which were in an unrealized loss position consisted of 46 investment grade corporate bond positions. The Company has the intent and ability to hold such securities until recovery and has determined that none of its investments were other-than-temporarily impaired as of December 31, 2017 or 2016.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. Cash equivalents consist solely of money market mutual funds. Marketable securities consist of corporate debt securities as well as common equity securities as disclosed in Note 3. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2017
Money market mutual funds (cash equivalents)	$—	$46,646	$—	$46,646
Corporate bonds (marketable securities)	—	129,738	—	129,738
	$—	$176,384	$—	$176,384

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2016
Money market mutual funds (cash equivalents)	$—	$24,840	$—	$24,840
Corporate bonds (marketable securities)	—	133,208	—	133,208
Common equity securities (marketable securities)	918	—	—	918
	$918	$158,048	$—	$158,966

There were no transfers of financial instruments between levels of the fair value hierarchy during the years ended December 31, 2017 and 2016.

Management estimates that the carrying amounts of its accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments.

The Company has determined that it is not practicable to estimate the fair value of cost method investments. The Company has not identified any events or changes in circumstances that would have an adverse effect on the fair value of its cost method investments reported as of December 31, 2017.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31, 2017	December 31, 2016
Computer equipment and software	$1,481	$1,038
Lab equipment	8,561	2,780
Furniture and fixtures	1,384	1,213
Leasehold improvements	5,828	4,917
Total property and equipment	17,254	9,948
Accumulated depreciation and amortization	(3,277)	(624)
Property and equipment, net	$13,977	$9,324

During the years ended December 31, 2017, 2016 and 2015, the Company recorded depreciation expense of $2.7 million, $0.5 million and $0.1 million, respectively.

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

In January 2016, the Company entered into a 7.5-year, non-cancelable operating lease for its corporate headquarters at 9600 Blackwell Road in Rockville, Maryland (the Blackwell Road Lease). The lease commenced in February 2016, and expires in September 2023. The Company has an option to extend the term of the lease for an additional five years. In November 2017, the Blackwell Road Lease was amended to include additional office space for the remainder of the lease term. Monthly payments under the lease began in September 2016 and escalate annually in accordance with the lease agreement. The Company has received a $0.8 million tenant improvement allowance from the landlord which will be deferred and amortized on a straight-line basis as a reduction of rent expense over the term of lease.

In May 2016, the Company entered into a 51-month, non-cancelable operating lease for additional office space at 400 Madison Avenue in New York, New York. The lease commenced in July 2016, and expires in October 2020. Monthly payments under the lease began in October 2016 and escalate annually in accordance with the lease agreement. Under the terms of the lease agreement, the Company has provided the landlord with an irrevocable letter of credit of $0.2 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease. As of December 31, 2017 and 2016, the Company had recorded restricted cash of $0.2 million as collateral to the financial institution which issued the letter of credit.

As of December 31, 2017, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating
Leases
2018	$2,172
2019	2,297
2020	2,310
2021	1,720
2022	621
Thereafter	479
Total minimum lease payments	$9,599

Rent expense under all operating leases, including additional rent charges for utilities, parking, property management, operating expenses and real estate taxes for the years ended December 31, 2017, 2016 and 2015 was $1.8 million, $1.8 million and $0.4 million, respectively.

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

Expenses incurred by the Company related to its license from Penn were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Sublicense fees	$207	$430	$703
Royalties on sales of reagents	4	11	9
Maintenance of licensed patents	233	133	154
	$444	$574	$866

As of December 31, 2017 and 2016, the Company had accrued less than $0.1 million and $0.2 million, respectively, in expenses payable to Penn under the license agreement, which are included in accounts payable and accrued expenses on the Company’s consolidated balance sheets. Until September 30, 2015, the Company considered Penn to be a related party. For the nine months ended September 30, 2015, the Company incurred $0.4 million in expenses for sublicense fees, royalties on reagent sales and reimbursement of patent maintenance costs under its license from Penn. See Note 12 for further information on related party transactions with Penn.

GlaxoSmithKline LLC. In March 2009, the Company entered into a license agreement, which was amended in April 2009, with GlaxoSmithKline LLC (GSK) for exclusive, worldwide rights to certain patents underlying the Company’s NAV Technology Platform which are owned by Penn and exclusively licensed to GSK. Under the terms of the agreement, in consideration for the license the Company issued to GSK a 19.9% equity interest in the Company on a fully diluted basis after issuance. The Company is obligated to pay GSK royalties on net sales and sublicense fees, if any. Additionally, the Company is obligated to reimburse GSK for certain costs incurred and invoiced to the Company related to the maintenance of the licensed patents. The Company is also obligated to pay GSK up to $1.5 million upon the achievement of various milestones. From the inception of the agreement through December 31, 2017, the Company has incurred $0.5 million for milestones that have been achieved, or are deemed probable of achievement.

Expenses incurred by the Company related to its license from GSK were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Sublicense fees	$997	$430	$703
Royalties on sales of reagents	2	7	5
Milestone fees	500	—	—
Maintenance of licensed patents	509	597	573
	$2,008	$1,034	$1,281

As of December 31, 2017 and 2016, the Company had accrued $0.3 million and $0.4 million, respectively, in expenses payable to GSK under the license agreement, which are included in accounts payable and accrued expenses on the Company’s consolidated balance sheets. Until September 30, 2015, the Company considered GSK to be a related party. For the nine months ended September 30, 2015, the Company incurred $0.7 million in expenses for sublicense fees, royalties on reagent sales and reimbursement of patent maintenance costs under its license from GSK. See Note 12 for further information on related party transactions with GSK.

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

From the inception of the agreement through December 31, 2017, the Company has incurred less than $0.1 million for milestones that have been achieved, or are deemed probable of achievement. The Company has not incurred any royalties or sublicense fees payable to Minnesota since the inception of the license agreement. During the years ended December 31, 2017, 2016 and 2015, the Company incurred $0.1 million, $0.1 million and less than $0.1 million, respectively, in total expenses under the license agreement with Minnesota. As of December 31, 2017 and 2016, the Company had accrued $0.1 million and less than $0.1 million, respectively, in expenses payable to Minnesota under the license agreement.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s potential exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2017 and 2016, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded any related liabilities.

European Patent Office Proceeding

In June 2017, a third party filed an opposition with the European Patent Office challenging the validity of a European patent owned by Penn for the AAV8 vector, which the Company has exclusively licensed. This matter is in its early stages and the Company is unable to estimate the timing or outcome of this matter but intends to assist Penn in vigorously defending this patent. As of December 31, 2017, the Company has not recorded any liabilities related to this matter.

7. Capitalization

As of December 31, 2017 and 2016, the authorized capital stock of the Company included 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s restated certificate of incorporation and bylaws contain the rights, preferences and privileges of the Company’s stockholders and their respective shares.

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

Extinguishment of Preferred Stock

In connection with the issuance of the Series C Preferred Stock in January 2015, the rights, preferences and privileges of the Series A convertible preferred stock (Series A Preferred Stock) and Series B convertible preferred stock (Series B Preferred Stock) then outstanding were modified. More specifically, Series C Preferred Stock received preference in dividends and liquidation proceeds over Series A Preferred Stock and Series B Preferred Stock. Additionally, the dividend rights changed from cumulative dividend rights to non-cumulative dividend rights, and all accrued but unpaid cumulative dividends on the Series A Preferred Stock and Series B Preferred Stock as of January 13, 2015 were forfeited. As a result of this modification, the redemption value and liquidation preferences of Series A Preferred Stock and Series B Preferred Stock, which were previously equal to original issue price plus accrued but unpaid cumulative dividends, were reduced to original issue price plus non-cumulative dividends declared. Additionally, the redemption date of Series A Preferred Stock and Series B Preferred Stock was changed from October 30, 2018 to December 31, 2019.

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

Outstanding shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, were presented outside of stockholders’ equity (deficit) due to the rights, preferences and privileges of these securities, including redemption features. These securities were marked to their respective redemption values at each reporting date and the accretion of the securities was excluded from net loss applicable to common stockholders for purposes of calculating net loss per share.

Conversion of Convertible Preferred Stock upon IPO

Prior to the closing of the IPO on September 22, 2015, all of the outstanding shares of the Company’s convertible preferred stock were converted into 16,298,045 shares of its common stock. As of December 31, 2017 and 2016, the Company did not have any preferred stock outstanding.

The Company’s reserved shares of common stock for future issuance are as follows (in thousands):

	December 31, 2017	December 31, 2016
Reserved for issuance under equity incentive plans	7,430	6,887
Reserved for issuance under employee stock purchase plan	206	254
	7,636	7,141

8. Significant Agreements

See Note 6 for licenses granted to the Company.

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

Milestone fees are payable to the Company upon the achievement of specific clinical, regulatory and commercial developments by licensees. As of December 31, 2017, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, could result in aggregate milestone fees payable to the Company of up to $27.8 million upon the commencement of various stages of clinical trials, $48.5 million upon the submission of regulatory approval filings, $110.5 million upon the approval of commercial products by regulatory agencies and $92.0 million upon the achievement of specified sales targets for licensed products. The achievement of milestones by licensees is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

License revenue consists of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Up-front fees and option fees for commercial licenses	$6,420	$3,050	$5,900
Maintenance fees for commercial licenses	920	910	635
Milestone fees	1,850	—	250
Research and other license revenue	1,195	343	240
	$10,385	$4,303	$7,025

AveXis, Inc. License to Treat Spinal Muscular Atrophy, as Amended. In January 2018, the Company entered into an amendment (the January 2018 Amendment) to its March 2014 license agreement (the March 2014 License) with AveXis, Inc. (AveXis). Under the January 2018 Amendment, the Company granted AveXis an exclusive, worldwide commercial license, with rights to sublicense, to any recombinant AAV vector in the Company’s intellectual property portfolio during the term of the license agreement for the treatment of spinal muscular atrophy (SMA) in humans by in vivo gene therapy. Under the original March 2014 License, the Company had granted AveXis a license relating only to the NAV AAV9 vector.

Additionally, the January 2018 Amendment modifies the terms and conditions of the March 2014 License relating to assignment. Under the amended assignment provision, AveXis is permitted to transfer the March 2014 License, as amended, without the Company’s consent in connection with a change of control of AveXis, subject to the transferee or successor agreeing in writing to be bound by the terms of the March 2014 License, as amended, and the payment to the Company of certain fees due upon such change of control, as described below. Under the original March 2014 License, any assignment by AveXis without the Company’s prior written consent had been prohibited. The January 2018 Amendment also provides that, solely upon the written request of AveXis, the Company may, in its sole discretion after receipt of such request, provide certain collaboration services to AveXis regarding the development and commercialization of gene therapy product candidates for the treatment of SMA.

Pursuant to the January 2018 Amendment, in consideration for the additional rights granted thereunder and in addition to the payments and royalties owed under the original March 2014 License, AveXis paid to the Company a fee of $80.0 million upon entry into the January 2018 Amendment. In addition, AveXis will pay to the Company (i) $30.0 million on the first anniversary of the effective date of the January 2018 Amendment, (ii) $30.0 million on the second anniversary of the effective date of the January 2018 Amendment and (iii) potential commercial milestone payments of up to $120.0 million. In the event of a change of control of AveXis, to the extent that any fee described in (i) or (ii) above, or the first $40.0 million of milestone payments described in (iii) above, has not yet been paid to the Company, AveXis will be obliged to pay any such unpaid fee to the Company upon the change of control. Additionally, for any product developed for the treatment of SMA using the NAV AAV9 vector, the Company will continue to receive mid-single to low double-digit royalties on net sales as defined in the original March 2014 License, and for any product developed for the treatment of SMA using a NAV vector other than NAV AAV9, the Company will receive a low double-digit royalty on net sales.

During the years ended December 31, 2017, 2016 and 2015, the Company recognized license revenue of $1.1 million, $0.1 million and $0.3 million, respectively, under the March 2014 License. The Company did not recognize any revenue in 2017 related to the amendment of the license in January 2018.

AveXis, Inc. License to Treat Rett Syndrome and Amyotrophic Lateral Sclerosis. In June 2017, the Company entered into an exclusive license agreement (the June 2017 License) with AveXis for the development and commercialization of products to treat Rett Syndrome and amyotrophic lateral sclerosis (ALS) caused by mutations in the gene that produces the copper zinc superoxide dismutase 1 (SOD1) enzyme using AAV9. Under the license agreement, the Company granted AveXis an exclusive, sublicensable worldwide license under the licensed intellectual property to make, have made, use, import, sell and offer for sale licensed products in the treatment of Rett Syndrome and ALS caused by mutations in the SOD1 gene using AAV9. In consideration for the license, AveXis paid the Company an up-front fee of $6.0 million, and is required to pay annual maintenance fees, milestone fees of up to $36.0 million, a low double digit royalty percentage on net sales of licensed products, subject to reduction in specified circumstances, and a lower mid-double digit percentage of any sublicense fees AveXis receives from sublicensees for the licensed intellectual property rights. The Company recognized license revenue of $6.0 million under the June 2017 License during the year ended December 31, 2017.

9. Stock-based Compensation

In September 2014, the Board of Directors adopted the 2014 Stock Plan (2014 Plan). In June 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective on September 16, 2015, the date on which the registration statement for the IPO was declared effective. The 2015 Plan replaced the 2014 Plan, and as of the effective date of the 2015 Plan, no further awards may be issued under the 2014 Plan. Any options or awards outstanding under the 2014 Plan as of the effective date of the 2015 Plan remained outstanding and effective. The number of authorized shares under the 2015 Plan automatically increases annually on January 1, beginning January 1, 2016, by the lesser of (i) 4% of the total number of shares of common stock outstanding on December 31 of the prior year, or (ii) a number of common shares determined by the Board of Directors. In January 2016 and 2017, the Board of Directors authorized an additional 1,052,538 and 1,059,065 shares, respectively, to be issued under the 2015 Plan. As of December 31, 2017, the total number of shares of common stock authorized for issuance under the 2015 Plan and 2014 Plan was 8,236,603 of which 1,922,892 remain available for future grants under the 2015 Plan. In January 2018, the Board of Directors authorized an additional 1,251,810 shares to be issued under the 2015 Plan.

The 2014 Plan and 2015 Plan provide for the issuance of stock options, stock appreciation rights, restricted and unrestricted stock and unit awards, and performance cash awards to employees, members of the Board of Directors and consultants of the Company. Since the inception of the plans, the Company has issued only stock options and restricted stock units under the plans. Stock options under the 2014 Plan and 2015 Plan generally expire ten years following the date of grant. Options typically vest over a four-year period, but vesting provisions can vary by award based on the discretion of the Board of Directors. Certain stock option awards granted by the Company include performance conditions that must be achieved in order for vesting to occur. Stock options under the 2014 Plan and 2015 Plan carry an exercise price at least equal to the estimated fair value of the Company’s common stock on the date of grant. Restricted stock units vest in accordance with the underlying award agreements and, upon vesting, are settled in common stock of the Company.

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

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Stock options	$10,031	$6,950	$2,921
Restricted stock units	275	23	—
Employee stock purchase plan	299	58	—
	$10,605	$7,031	$2,921

As of December 31, 2017, the Company had $22.9 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.5 years.

The Company has recorded aggregate stock-based compensation expense in the consolidated statement of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Research and development	$5,128	$2,743	$1,760
General and administrative	5,477	4,288	1,161
	$10,605	$7,031	$2,921

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2016	5,118	$7.77	8.5	$57,400
Granted	1,155	$20.44
Exercised	(516)	$4.83
Cancelled or forfeited	(289)	$16.59
Outstanding at December 31, 2017	5,468	$10.25	7.9	$125,738
Exercisable at December 31, 2017	2,979	$6.24	7.4	$80,482
Vested and expected to vest at December 31, 2017	5,468	$10.25	7.9	$125,738

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the years ended December 31, 2017, 2016 and 2015 was $13.87, $8.37 and $7.08, respectively. During the years ended December 31, 2017, 2016 and 2015, the total number of stock options exercised was 515,916, 163,158 and 125,563, respectively, resulting in total proceeds of $2.5 million, $0.2 million and $0.1 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $11.1 million, $1.7 million and $0.5 million, respectively.

Valuation of Common Stock. Prior to the Company’s IPO, the Company estimated the fair value of its common stock underlying stock option awards at the grant date of the award. Valuation estimates were prepared by management in accordance with the framework of the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, as well as through independent third-party valuations, and were approved by the Company’s Board of Directors. Valuation estimates were based on a variety of factors including the Company’s financial position and historical financial performance, the Company’s stage of development, the valuations of comparable publicly traded companies, marketplace and macro-economic factors, the illiquid nature of the common stock, arm’s-length sales of the Company’s preferred equity securities, the effect of the rights, preferences and privileges of preferred shareholders and the prospects of a liquidity event, among others. After the completion of the Company’s IPO in September 2015, the fair value of the common stock is based on the closing price of the common stock on the date of grant.

Stock Options Granted to Employees. For the years ended December 31, 2017, 2016 and 2015, the Company recorded $10.1 million, $6.4 million and $1.4 million, respectively, of stock-based compensation expense related to stock options granted to employees and directors. The fair value of options granted to employees and directors was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2017	2016	2015
Expected volatility	77%	75%	68%
Expected term (in years)	6.2	6.2	6.1
Risk-free interest rate	2.1%	1.5%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%

Stock Options Granted to Non-employees. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the years ended December 31, 2017, 2016 and 2015, the Company recorded $0.5 million, $0.6 million and $1.5 million, respectively, of stock-based compensation expense related to stock options granted to non-employees. The fair value of options granted to non-employees was estimated at each measurement date using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2017	2016	2015
Expected volatility	77%	83%	75%
Expected term (in years)	7.7	8.5	9.5
Risk-free interest rate	2.2%	1.7%	2.1%
Expected dividend yield	0.0%	0.0%	0.0%

Restricted Stock Units

The following table summarize restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2016	40	$20.90
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance at December 31, 2017	40	$20.90

Employee Stock Purchase Plan

In June 2015, the Company’s Board of Directors adopted the 2015 ESPP, which became effective on September 16, 2015, the date on which the registration statement for the IPO was declared effective. The 2015 ESPP authorizes the initial issuance of up to a total of 254,000 shares of the Company’s common stock to participating employees. The number of shares reserved for issuance under the 2015 ESPP automatically increases on the first business day of each fiscal year, commencing in 2016, by a number equal to the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. Unless otherwise determined by the administrator of the 2015 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. The Board of Directors did not authorize any further shares to be reserved for issuance under the 2015 ESPP in January 2016 or 2017. As of December 31, 2017, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 254,000, of which 206,280 remain available for future issuance. During the year ended December 31, 2017, 47,720 shares of common stock were issued under the 2015 ESPP. There were no shares of common stock issued under the ESPP during the years ended December 31, 2016 and 2015.

10. Retirement Plan

In February 2015, the Company established a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation. The Company matches employee deferrals up to 5.75% of eligible compensation. For the years ended December 31, 2017, 2016 and 2015, the Company contributed $1.0 million, $0.6 million and $0.2 million, respectively, in matching contributions to the 401(k) Plan. Prior to the establishment of the 401(k) Plan in February 2015, the Company did not sponsor any retirement plans.

11. Income Taxes

The substantial majority of the Company’s income and loss is generated in the U.S. and attributable to the U.S. tax jurisdiction. There was no foreign income tax expense (benefit) for the years ended December 31, 2017, 2016 and 2015.

The Tax Cuts and Jobs Act of 2017 (the TCJA) was signed into law in December 2017, and has resulted in significant changes to the U.S. corporate income tax system. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, elimination, reduction or limitation of certain domestic deductions and credits, limitation of the deduction for net operating losses (NOLs) to 80% of current year taxable income, elimination of NOL carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain significant exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits, including the orphan drug tax credit. The changes resulting from the TCJA are effective beginning in 2018; however, the impact to the Company’s deferred tax assets and liabilities as a result of these changes has been accounted for as of December 31, 2017 on a provisional basis.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows the Company to record provisional amounts for the effects of the TCJA in the period it was enacted for a measurement period not extend beyond one year of the enactment date. In accordance with SAB 118, the Company has determined that the impact of the TCJA to its deferred tax assets and liabilities and valuation allowance as of December 31, 2017 is a reasonable estimate and provisional amount. The final impact of the TCJA may differ from this provisional amount due to changes in the Company’s estimates and the issuance of additional regulatory or other guidance. The Company expects to complete its assessment of the final impact of the TCJA within the required measurement period under SAB 118.

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate of 34% to income tax expense (benefit) as reflected in the financial statements is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Federal income tax benefit at statutory rate	$(24,876)	$(21,556)	$(7,756)
State income tax benefit, net of federal benefit	(7,756)	(1,617)	(1,511)
Step-up in assets upon conversion to C-corporation	—	—	(709)
Research and development credits	(6,297)	(7,275)	—
Stock-based compensation expense for incentive stock options and employee stock purchase plan	(3,012)	1,805	283
Other non-deductible expenses and reconciling items	(26)	170	129
Change in corporate tax rates	16,598	42	111
Change in valuation allowance	25,369	27,996	9,453
Total income tax expense (benefit)	$—	$(435)	$—

The significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$37,658	$25,625
Research and development tax credits	21,137	10,890
Step-up in assets upon conversion to C-corporation	721	953
Stock-based compensation expense for non-qualified stock options and restricted stock units	4,263	1,401
Unrealized losses on marketable securities	89	—
Deferred rent	458	258
Accruals and other	1,540	1,132
Total deferred tax assets before valuation allowance	65,866	40,259
Valuation allowance	(65,669)	(40,084)
Total deferred tax assets	197	175
Deferred tax liabilities:
Depreciation	(197)	(19)
Unrealized gains on marketable securities	—	(156)
Total deferred tax liabilities	(197)	(175)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its net deferred tax assets as of December 31, 2017 and 2016. The valuation allowance increased approximately $25.6 million and $28.0 million during the years ended December 31, 2017 and 2016, respectively, due primarily to federal net operating losses and research and development credits generated during the periods. The net increase in the valuation allowance during the year ended December 31, 2016 includes a partially offsetting decrease of $0.4 million for the income tax effects of gains on available-for-sale securities recognized in other comprehensive income for the period.

As of December 31, 2017 and 2016, the Company had U.S. federal NOL carryforwards of approximately $126.7 million and $66.4 million, respectively, which may be available to offset future income tax liabilities and expire at various dates beginning in 2034. As of December 31, 2017 and 2016, the Company also had U.S. state NOL carryforwards of approximately $167.8 million and $55.0 million, respectively, which may be available to offset future income tax liabilities and expire at various dates beginning in 2035.

As of December 31, 2017, the Company had federal research and development and orphan drug tax credit carryforwards of approximately $21.3 million which may be available to reduce future tax liabilities and expire at various dates beginning in 2035. The Company has conducted a formal study to document the qualified activities and expenses used to calculate the credits through the year ended December 31, 2016. The remaining portion of the credits as of December 31, 2017 are subject to future studies which may result in an adjustment to the Company’s credit carryforwards. The calculation of these credits requires assumptions to be made by management to estimate qualified research expenses. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, and accordingly, recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2017, the Company has unrecognized tax benefits of $0.1 million which have been reserved against the credit carryforwards as uncertain tax positions. No reserve for uncertain tax positions has been placed against qualified expenses for which a study has not been conducted. However, a full valuation allowance has been provided against the net credit carryforwards and, if an adjustment is required upon the completion of the study, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

The Company files income tax returns in the United States at the federal level and in states in which the Company conducts business activities. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2013 onward. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

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

In addition to the license agreement, Penn also provides manufacturing and research and development services to the Company. During the nine months ended September 30, 2015, the Company incurred $0.1 million in services from Penn for the manufacturing of reagents for sale by the Company as well as $5.1 million in research and development services provided by Penn.

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

Dimension Therapeutics, Inc.

The Company and a number of its members, directors and management received common stock of Dimension Therapeutics, Inc. (Dimension) as consideration for a license granted to Dimension in October 2013. Additionally, at the date of the license, three of the Company’s board members also served on the board of directors of Dimension. As a result, prior to September 30, 2015, the Company considered Dimension to be a related party.

As of September 30, 2015, the Company no longer had any overlapping board members with Dimension. Additionally, the Company’s directors and management do not have significant influence over Dimension. Accordingly, the Company no longer considers Dimension to be a related party subsequent to the period ended September 30, 2015.

The Company granted various commercial licenses, and options to obtain future commercial licenses, to Dimension prior to September 30, 2015. During the nine months ended September 30, 2015, the Company recognized license revenue of $2.0 million from commercial licenses granted to Dimension, which is included in license revenue from related party in the consolidated statements of operations and comprehensive loss. Revenue earned and recognized from Dimension subsequent to September 30, 2015 is no longer included in revenue from related party in the consolidated statements of operations and comprehensive loss.

During 2014, the Company received $0.2 million from Dimension for the purchase of materials owned by the Company and used in the Company’s manufacturing process for research and development and clinical trials. The $0.2 million was recognized as a gain on disposal of the material in the periods in which the material was delivered to Dimension. During the nine months ended September 30, 2015, the Company recognized gains of less than $0.1 million for the delivery of the material to Dimension.

FOXKISER LLP

The Company was party to a services agreement, as amended from time to time, with FOXKISER, an affiliate of certain stockholders of the Company and an affiliate of one current and one former member of the Board of Directors, which was terminated in January 2015. Under the agreement, the Company paid a fixed monthly fee plus an additional support fee, as determined by FOXKISER on a monthly basis, as consideration for office facilities, equipment, supplies, general management, accounting, financial management, human resources, legal, secretarial, regulatory compliance and other services provided to the Company. The amounts outstanding to FOXKISER under the services agreement in excess of 30 days from their due date accrued interest at 1.5% per month, compounding monthly. The Company allocated the service fees from FOXKISER between research and development and general and administrative expense. For the year ended December 31, 2015, the Company incurred costs under the arrangement of $0.2 million which was allocated to research and development expense and $0.2 million which was allocated to general and administrative expense.

Prior to 2015, the Company received cash proceeds and services from FOXKISER from time to time in exchange for various promissory notes and other debt instruments. Pursuant to the terms of the debt instruments, at the option of FOXKISER, the debts may be fully settled in shares of preferred equity securities of the Company. Interest expense to FOXKISER under these debt instruments for the year ended December 31, 2015 was less than $0.1 million.

In January 2015, in conjunction with the Company’s issuance of Series C Preferred Stock, FOXKISER elected its share settlement options and converted $3.8 million of the outstanding debt payable by the Company into 585,578 shares of Series C Preferred Stock at a per share price of $6.477. The previously outstanding debt instruments were settled in full upon the conversion.

In January 2015, the Company entered into an operating lease with FOXKISER for office space in Washington, D.C. The lease agreement, which had a month-to-month term, required monthly payments of less than $0.1 million. The lease was terminated in April 2015. Total rent expense to FOXKISER during the term of the lease was $0.1 million.

Effective January 2016, the Company entered into a Professional Services Agreement with FOXKISER, pursuant to which the Company pays a fixed monthly fee in consideration for certain strategic planning, development and regulatory services provided by FOXKISER. The agreement expired in December 2016, and effective January 2017 the Company entered into a new Professional Services Agreement with FOXKISER which expired in December 2017. Effective January 2018, the Company entered into a new Professional Services Agreement, which has a term of one year and is terminable by either party, at any time, upon 60 days’ prior written notice to the other party. Costs incurred under the Professional Services Agreements with FOXKISER for the years ended December 31, 2017 and 2016 were $1.5 million and $1.0 million, respectively, and are recorded as research and development expenses in the consolidated statements of operations and comprehensive loss.

Scientific Founder and Special Advisor

In September 2014, the Company entered into an advisory agreement, as amended, with James M. Wilson, M.D., Ph.D., the Company’s Scientific Founder and Special Advisor (formerly the Company’s Chief Scientific Advisor), who is also the Chairman of the Company’s Scientific Advisory Board. The agreement required a fixed monthly payment in consideration for scientific advisory services and expired in March 2017. Dr. Wilson will continue to provide services at no cost to the Company pursuant to a new advisory agreement entered into in March 2017. During the years ended December 31, 2017, 2016 and 2015, the Company incurred advisory fees of $0.1 million, $0.3 million and $0.2 million, respectively, under the agreements. Additionally, in 2014 and 2015 the Company granted options to purchase a total of 211,600 shares of common stock to Dr. Wilson as compensation for the advisory services to be provided to the Company, which vest partially upon the completion of service conditions and partially upon the achievement of specified performance conditions as set forth in the award agreements.

13. Net Loss Per Share

The following potentially dilutive securities outstanding at the end of the period were excluded from the computations of diluted weighted-average shares outstanding for the periods indicated as they would be anti-dilutive (in thousands):

	Years Ended December 31,
	2017	2016	2015
Stock options issued and outstanding	5,468	5,118	3,684
Unvested restricted stock units outstanding	40	40	—
Employee stock purchase plan	20	22	—
	5,528	5,180	3,684

Amounts in the table above reflect the common stock equivalents of the noted instruments.

14. Supplemental Disclosures

Accrued expenses and other current liabilities consists of the following (in thousands):

	December 31, 2017	December 31, 2016
Accrued personnel costs	$5,789	$3,338
Accrued external general and administrative expenses	1,078	672
Accrued external research and development expenses	2,072	3,005
Accrued purchases of property and equipment	430	844
Other accrued expenses and current liabilities	236	267
	$9,605	$8,126

15. Selected Quarterly Financial Information (Unaudited)

The following table contains quarterly financial information for the years ended December 31, 2017 and 2016. Management believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Amounts in the following table are in thousands, except per share data.

	Quarters Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$455	$6,562	$1,336	$2,040
Research and development expense	$16,619	$13,917	$12,518	$14,170
General and administrative expense	$6,622	$6,355	$9,444	$4,808
Total operating expenses	$23,377	$21,618	$22,645	$18,638
Net loss	$(21,993)	$(14,473)	$(20,706)	$(15,997)
Basic and diluted net loss per common share	$(0.82)	$(0.47)	$(0.67)	$(0.51)

	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$393	$2,375	$125	$1,696
Research and development expense	$6,183	$10,680	$12,560	$16,059
General and administrative expense	$5,479	$6,169	$6,200	$5,742
Total operating expenses	$11,644	$17,327	$18,793	$22,165
Net loss	$(10,768)	$(14,437)	$(18,154)	$(19,608)
Basic and diluted net loss per common share	$(0.41)	$(0.55)	$(0.69)	$(0.74)

EXHIBIT INDEX

		Incorporated by Reference

Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	3.1	9/22/15

3.2	Amended and Restated Bylaws	8-K	3.2	9/22/15

4.1	Specimen stock certificate evidencing the shares of common stock	S-1	4.1	8/17/15

4.2	Amended and Restated Investors’ Rights Agreement dated as of May 15, 2015	S-1	4.2	8/17/15

10.1	Form of Indemnity Agreement for directors and officers	S-1	10.1	8/17/15

10.2*	2014 Stock Plan, as amended	S-1	10.2	8/17/15

10.3*	2015 Equity Incentive Plan and form of option agreement thereunder	S-1/A	10.3	9/15/15

10.4*	2015 Employee Stock Purchase Plan	S-1/A	10.4	9/8/15

10.5*	Employment Agreement effective as of June 30, 2015 between the Registrant and Kenneth T. Mills	S-1	10.5	8/17/15

10.6*	Employment Agreement effective as of June 30, 2015 between the Registrant and Stephen Yoo, M.D.	S-1	10.6	8/17/15

10.7*	Employment Agreement effective as of June 30, 2015 between the Registrant and Vittal Vasista	S-1	10.7	8/17/15

10.8*	Employment Agreement effective as of February 16, 2016 between the Registrant and Curran Simpson	10-K	10.34	3/3/16

10.9*	Employment Agreement effective as of February 29, 2016 between the Registrant and Faraz Ali	10-Q	10.35	5/5/16

10.10*	Employment Agreement effective as of August 18, 2016 between the Registrant and Patrick J. Christmas	10-Q	10.37	11/9/16

10.11*	Employment Agreement effective as of March 27, 2017 between the Registrant and Olivier Danos, Ph.D.	10-Q	10.1	5/9/17

10.12*	Separation Agreement and General Release dated January 26, 2018 between the Registrant and Faraz Ali	8-K/A	10.1	2/1/18

10.13*	Independent Director Compensation Policy	S-1	10.8	8/17/15

10.14*	REGENXBIO Inc. Management Cash Incentive Plan	S-1	10.29	8/17/15

10.15†	License Agreement effective February 24, 2009 between the Registrant and The Trustees of the University of Pennsylvania	S-1/A	10.9	9/15/15

		Incorporated by Reference

Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

10.16†	First Amendment to License Agreement dated March 6, 2009 between the Registrant and The Trustees of the University of Pennsylvania	S-1	10.10	8/17/15

10.17†	Second Amendment to License Agreement effective September 9, 2014 between the Registrant and The Trustees of the University of Pennsylvania	S-1/A	10.11	9/15/15

10.18†	Third Amendment to License Agreement effective April 29, 2016 between the Registrant and The Trustees of the University of Pennsylvania	10-Q/A	10.36	12/23/16

10.19†	License Agreement dated March 6, 2009 between the Registrant and SmithKline Beecham Corporation d/b/a GlaxoSmithKline	S-1/A	10.12	9/15/15

10.20	Amendment to License Agreement dated April 15, 2009 between the Registrant and SmithKline Beecham Corporation d/b/a GlaxoSmithKline	S-1	10.13	8/17/15

10.21†	Exclusive Patent License Agreement dated November 10, 2014 between the Registrant and the Regents of the University of Minnesota	S-1/A	10.25	9/15/15

10.22†	First Amendment to Exclusive Patent License Agreement dated November 28, 2016 between the Registrant and the Regents of the University of Minnesota	10-K	10.20	3/7/17

10.23†	License Agreement dated March 21, 2014 between the Registrant and AveXis, Inc.	S-1/A	10.16	9/15/15

10.24‡	First Amendment to License Agreement dated January 8, 2018 between the Registrant and AveXis, Inc.				X

10.25	Lease dated March 6, 2015 between the Registrant and BMR-Medical Center Drive LLC	S-1	10.26	8/17/15

10.26	First Amendment to Lease dated September 30, 2015 between the Registrant and BMR-Medical Center Drive LLC	10-K	10.31	3/3/16

10.27	Second Amendment to Lease dated November 23, 2015 between the Registrant and BMR-Medical Center Drive LLC	10-K	10.32	3/3/16

10.28	Third Amendment to Lease dated July 21, 2017 between the Registrant and BMR-Medical Center Drive LLC	10-Q	10.1	8/8/17

10.29	Lease dated January 28, 2016 between the Registrant and TNREF III 9600 Blackwell, LLC	10-K	10.33	3/3/16

10.30	First Amendment to Lease dated November 3, 2017 between the Company and 9600 Blackwell II LLC, as successor in interest to TNREF III 9600 Blackwell, LLC	10-Q	10.1	11/8/17

21.1	Subsidiaries of the Registrant				X

Incorporated by Reference

Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm				X

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

101

The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language):

(i)   Consolidated Balance Sheets
(ii)  Consolidated Statements of Operations and Comprehensive Loss
(iii) Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(iv) Consolidated Statements of Cash Flows
(v)   Notes to Consolidated Financial Statements

X

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted with respect to certain portions of this exhibit.
‡	Confidential treatment has been requested with respect to certain portions of this exhibit. These portions have been omitted and submitted separately to the SEC.

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

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2018.

REGENXBIO INC.

By:	/s/ Kenneth T. Mills
Kenneth T. Mills, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth T. Mills	President, Chief Executive Officer and	March 6, 2018
Kenneth T. Mills	Director (Principal Executive Officer)

/s/ Vittal Vasista	Chief Financial Officer	March 6, 2018
Vittal Vasista	(Principal Financial and Accounting Officer)

/s/ Donald J. Hayden, Jr.	Chairman of the Board of Directors	March 6, 2018
Donald J. Hayden, Jr.

/s/ Daniel J. Abdun-Nabi	Director	March 6, 2018
Daniel J. Abdun-Nabi

/s/ Luke M. Beshar	Director	March 6, 2018
Luke M. Beshar

/s/ Allan M. Fox	Director	March 6, 2018
Allan M. Fox

/s/ A.N. “Jerry” Karabelas	Director	March 6, 2018
A.N. “Jerry” Karabelas

/s/ David C. Stump	Director	March 6, 2018
David C. Stump

/s/ Daniel Tassé	Director	March 6, 2018
Daniel Tassé