Form 10-Q
period 2018-03-31
REGENXBIO Inc.
filed 2018-05-08
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

As of May 4, 2018, there were 31,936,013 outstanding shares of the registrant’s common stock, par value $0.0001 per share.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements express a belief, expectation or intention and are generally accompanied by words that convey projected future events or outcomes such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or by variations of such words or by similar expressions. We have based these forward-looking statements on our current expectations and assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks, uncertainties, assumptions and other important factors, including, but not limited to:

•	the timing of enrollment, commencement and completion and the success of clinical trials conducted by us, our licensees and our partners;
•	the timing of commencement and completion and the success of preclinical studies conducted by us and our development partners;
•	the timely development and launch of new products;
•	the ability to obtain and maintain regulatory approval of our product candidates, and the labeling for any approved products;
•	the scope, progress, expansion and costs of developing and commercializing our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidates and technology;
•	our anticipated growth strategies;
•	our expectations regarding competition;
•	the anticipated trends and challenges in our business and the market in which we operate;
•	our ability to attract or retain key personnel;
•	the size and growth of the potential markets for our product candidates and the ability to serve those markets;
•	the rate and degree of market acceptance of any of our product candidates;
•	our ability to establish and maintain development partnerships;
•	our expectations regarding our expenses and revenue;
•	our expectations regarding regulatory developments in the United States and foreign countries; and
•	the use or sufficiency of our cash and cash equivalents and needs for additional financing.

You should carefully read the factors discussed in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2017 and in our other filings with the U.S. Securities and Exchange Commission (the SEC) for additional discussion of the risks, uncertainties, assumptions and other important factors that could cause our actual results or developments to differ materially and adversely from those projected in the forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on us or our businesses or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially and adversely from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this report. Except as required by law and the rules of the SEC, we do not undertake any obligation, and specifically decline any obligation, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information that we file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

The public also may view and download copies of our SEC filings free of charge at our website, www.regenxbio.com. The information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and are not considered part of, this Quarterly Report on Form 10-Q. Investors should also note that we use our website, as well as SEC filings, press releases, public conference calls and webcasts, to announce financial information and other material developments regarding our business. We use these channels, as well as any social media channels listed on our website, to communicate with investors and members of the public about our company. It is possible that the information that we post on our social media channels could be deemed material information. Therefore, we encourage investors, the media and others interested in our company to review the information that we post on our social media channels.

As used in this Quarterly Report on Form 10-Q, the terms “REGENXBIO,” “we,” “us,” “our” or the “Company” mean REGENXBIO Inc. and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

NAV, REGENXBIO and the REGENXBIO logos are our registered trademarks. Any other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$71,870	$46,656
Marketable securities	157,997	114,122
Accounts receivable	25,976	473
Prepaid expenses	4,667	5,334
Other current assets	2,208	1,412
Total current assets	262,718	167,997
Marketable securities	5,917	15,616
Accounts receivable	32,645	—
Property and equipment, net	14,829	13,977
Restricted cash	225	225
Other assets	883	862
Total assets	$317,217	$198,677
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,007	$4,832
Accrued expenses and other current liabilities	9,869	9,605
Total current liabilities	14,876	14,437
Deferred rent, net of current portion	1,225	1,211
Other liabilities	1,776	—
Total liabilities	17,877	15,648
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at March 31, 2018 and December 31, 2017; 31,900 and 31,295 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	378,954	371,497
Accumulated other comprehensive loss	(903)	(715)
Accumulated deficit	(78,714)	(187,756)
Total stockholders’ equity	299,340	183,029
Total liabilities and stockholders’ equity	$317,217	$198,677

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues
License revenue	$132,391	$455
Total revenues	132,391	455
Expenses
Costs of revenues
Licensing costs	2,408	91
Research and development	19,550	16,619
General and administrative	8,380	6,622
Other operating expenses	28	45
Total operating expenses	30,366	23,377
Income (loss) from operations	102,025	(22,922)
Other Income
Interest income from licensing	1,355	—
Investment income	859	929
Total other income	2,214	929
Net income (loss)	$104,239	$(21,993)
Other Comprehensive Loss
Unrealized loss on available-for-sale securities, net of reclassifications and income tax expense	(188)	(539)
Total other comprehensive loss	(188)	(539)
Comprehensive income (loss)	$104,051	$(22,532)
Net income (loss) applicable to common stockholders	$104,239	$(21,993)
Net income (loss) per share:
Basic	$3.30	$(0.82)
Diluted	$3.04	$(0.82)
Weighted-average common shares outstanding:
Basic	31,632	26,673
Diluted	34,275	26,673

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$104,239	$(21,993)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation expense	3,291	2,591
Net amortization of premiums and accretion of discounts on marketable debt securities	378	469
Depreciation and amortization	834	554
Net realized gains on sales of marketable securities	—	(480)
Imputed interest income from licensing	(1,355)	—
Other non-cash adjustments	10	41
Changes in operating assets and liabilities
Accounts receivable	(51,414)	803
Prepaid expenses	667	(68)
Other current assets	(446)	88
Other assets	(21)	10
Accounts payable	477	2,468
Accrued expenses and other current liabilities	490	(1,920)
Deferred rent	27	(44)
Other liabilities	957	—
Net cash provided by (used in) operating activities	58,134	(17,481)
Cash flows from investing activities
Purchases of marketable securities	(54,267)	(5,188)
Maturities of marketable securities	19,525	10,500
Sales of marketable securities	—	780
Purchases of property and equipment	(2,344)	(2,929)
Net cash provided by (used in) investing activities	(37,086)	3,163
Cash flows from financing activities
Proceeds from exercise of stock options	3,824	161
Proceeds from issuance of common stock under employee stock purchase plan	342	147
Proceeds from public offering of common stock, net of underwriting discounts and commissions	—	71,299
Issuance costs for public offering of common stock	—	(84)
Net cash provided by financing activities	4,166	71,523
Net increase in cash and cash equivalents and restricted cash	25,214	57,205
Cash and cash equivalents and restricted cash
Beginning of period	46,881	25,065
End of period	$72,095	$82,270
Supplemental disclosures of non-cash investing and financing activities
Issuance costs for public offering of common stock in accounts payable and accrued expenses	$—	$328

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

REGENXBIO Inc. (the Company) is a leading clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. The Company’s proprietary adeno-associated virus (AAV) gene delivery platform (NAV Technology Platform) consists of exclusive rights to over 100 novel AAV vectors, including AAV7, AAV8, AAV9 and AAVrh10. The Company’s NAV® Technology Platform is being applied by the Company, as well as by third-party licensees (NAV Technology Licensees), in the development of product candidates for a variety of diseases with unmet needs. The Company was formed in 2008 in the State of Delaware and is headquartered in Rockville, Maryland.

Liquidity and Risks

As of March 31, 2018, the Company had generated an accumulated deficit of $78.7 million since inception. As the Company has incurred cumulative losses since inception, transition to recurring profitability is dependent upon the successful development, approval and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve recurring profitability, and unless and until it does, the Company will continue to need to raise additional capital. As of March 31, 2018, the Company had cash, cash equivalents and marketable securities of $235.8 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 6, 2018. Certain information and footnote disclosures required by GAAP which are normally included in the Company’s annual consolidated financial statements have been omitted pursuant to SEC rules and regulations for interim reporting. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which include all normal and recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2018, and the results of its operations and its cash flows for the interim periods ended March 31, 2018 and 2017.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year, any other interim periods, or any future year or period. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the consolidated financial statements. Estimates are used in the following areas, among others: revenue, stock-based compensation expense, accrued research and development expenses and other accrued expenses, income taxes and the fair value of financial instruments.

Accounts Receivable

Accounts receivable primarily consists of consideration due to the Company resulting from its license agreements with NAV Technology Licensees. Accounts receivable includes amounts invoiced to licensees as well as rights to consideration which have not yet been invoiced to licensees and for which payment is conditional solely upon the passage of time. If a licensee elects to terminate a license prior to the end of the license term, the licensed intellectual property is returned to the Company and any accounts receivable from the licensee which is not contractually payable to the Company is charged off as a reduction of license revenue in the period of the termination. Accounts receivable from licensees which are not expected to be received by the Company within 12 months from the reporting date are recorded as non-current assets on the consolidated balance sheets.

Receivables are stated net of an allowance for doubtful accounts, if deemed necessary based on the Company’s evaluation of collectability using specific identification of account balances, the credit profile of its customers and historical information regarding write-offs. Account balances are charged off against the allowance when the potential for recovery is considered remote. The Company did not record an allowance for doubtful accounts as of March 31, 2018 or December 31, 2017.

Non-marketable Equity Securities

The Company’s non-marketable equity securities do not have readily determinable fair values and consist of equity investments in other entities in which the Company’s ownership interest is below 20% and the Company does not have significant influence over the operations of the entity. Prior to January 1, 2018, non-marketable equity securities were accounted for using the cost method and measured at cost less impairment. Beginning January 1, 2018, upon the Company’s adoption of ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, non-marketable equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. Please refer to Note 4 for further information on non-marketable equity securities.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (Topic 605). Please refer to Recent Accounting Pronouncements below for additional information on the adoption of Topic 606 and the impact upon adoption to the Company’s financial position and results of operations.

Topic 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The following five steps are performed to determine the appropriate revenue recognition for arrangements within the scope of Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies the performance obligations.

The Company applies the five-step model to contracts that are within the scope of Topic 606 only when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, for contracts within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determined those that are performance obligations and whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to respective performance obligations when (or as) the respective performance obligations are satisfied.

The Company evaluates its contracts for the presence of significant financing components. If a significant financing component is identified in a contract and provides a financing benefit to the customer, the transaction price for the contract is adjusted to account for the financing portion of the arrangement, which is recognized as interest income over the financing term using the effective interest method. In determining the appropriate interest rates for significant financing components, the Company evaluates the credit profile of the customer and prevailing market interest rates and selects an interest rate in which it believes would be charged to the customer in a separate financing arrangement over a similar financing term.

License revenue

The Company licenses its NAV Technology Platform to other biotechnology and pharmaceutical companies. The terms of the licenses vary, however licenses may be exclusive or non-exclusive and may be sublicensable by the licensee. Licenses may grant intellectual property rights for purposes of internal and preclinical research and development only, or may include the rights, or options to obtain future rights, to commercialize drug therapies for specific diseases using the Company’s NAV Technology Platform. License agreements generally have a term at least equal to the life of the underlying patents, but are terminable at the option of the licensee. Consideration to the Company under its license agreements may include: (i) up-front fees, (ii) option fees to obtain additional licenses, (iii) annual maintenance fees, (iv) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (v) sublicense fees and (vi) royalties on sales of licensed products.

The Company has determined that all of its license agreements are contracts with customers within the scope of Topic 606. Although licenses are terminable at the option of licensee, the Company has determined that there is a substantive termination penalty associated with the termination of each license. Due to the substantive termination penalty, the contract term for purposes of applying Topic 606 is equal to the stated term of the license agreement, which is the life of the underlying licensed patents. The only identified performance obligations in the Company’s license agreements are for the delivery of intellectual property licenses to licensees. The transaction price for each license agreement is fully allocated to the delivery of the license(s) and is recognized as revenue upon the delivery of the license(s) to the licensee, which generally occurs upon the execution of the license agreement.

For license agreements which contain options for the licensee to purchase additional licenses in the future, the Company evaluates the options at the inception of the agreement to determine if they provide a material right to the licensee. In making this determination, the Company considers whether the optional licenses are priced at a discount to the standalone selling price for the licenses. The Company has determined that none of the options provided to licensees in its license agreements represent material rights to licensees, and therefore do not represent performance obligations of the Company until exercised by the licensee. Consideration contingent upon the exercise of options by licensees is excluded from the transaction price and not accounted for as part of the license agreement until the option is exercised. Upon the exercise of an option by a licensee, the additional consideration related to the option exercise is added to the transaction price and recognized as revenue upon the delivery of the newly purchased license.

The Company evaluates the transaction price for its license agreements at each reporting date and recognizes changes to the transaction price as revenue during the period, provided that the associated license has been delivered to the licensee. The transaction price for each license includes all fixed consideration, as well as variable consideration to the extent that it is probable that a significant reversal of revenue will not occur in the future. Fixed consideration under the Company’s license agreements includes up-front fees and annual maintenance fees. Variable consideration under the Company’s license agreements includes development and sales-based milestone payments, sublicense fees and royalties on sales of licensed products.

Up-front license fees are included in the transaction price and recognized as revenue upon the delivery of the license. If up-front license fees are payable to Company in periods beyond 12 months from the delivery of the license, a significant financing component is deemed to exist and the Company adjusts the transaction price to include only the present value of the license fees. The discounted portion of the license fees is recognized as interest income in the consolidated statements of operations over the term of the financing period.

Annual maintenance fees are generally payable to the Company on each anniversary date over the term of the license agreement. The Company has determined that the payment of annual maintenance fees by licensees in future periods represents a significant financing component to the license since the delivery of the license occurs at the inception of the agreement. The present value of aggregate annual maintenance fees payable to the Company over the term of the license is included in the transaction price and recognized as revenue upon the delivery of the license. The discounted portion of the annual maintenance fees is recognized as interest income in the consolidated statements of operations over the term of the license.

Development milestone payments are payable to the Company upon the achievement of specified development milestones by licensees. At the inception of each license agreement that contains development milestone payments, the Company evaluates whether the milestones are considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur in the future, milestone payments are included in the transaction price and recognized as revenue upon the delivery of the license. Milestone payments contingent on the achievement of development milestones that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved and are excluded from the transaction price until the milestone is achieved. At each reporting date, the Company re-evaluates the probability of achievement of outstanding development milestones and, if necessary, adjusts the transaction price for any milestones for which the probability of achievement has changed due to current facts and circumstances. Any such adjustments are recorded on a cumulative catch-up basis and recorded as license revenue in the period of the adjustment.

Royalties on sales of licensed products, sales-based milestone payments and sublicense fees based on the receipt of certain fees by licensees from any sublicensees are excluded from the transaction price for each license and recognized as revenue in the period that the related sales or sublicenses occur, provided that the associated license has been delivered to the licensee. To date the Company has not recognized any revenue from royalties on sales of licensed products, sales-based milestone payments or sublicense fees.

The Company receives payments from licensees based on the billing schedules established in each license agreement. Amounts recognized as revenue which have not yet been received from licensees are recorded as accounts receivable when the Company’s rights to the consideration is conditional solely upon the passage of time. Amounts recognized as revenue which have not yet been received from licensees are recorded as contract assets when the Company’s rights to the consideration is not unconditional. Contract assets are recorded as other current assets on the consolidated balance sheets. If a licensee elects to terminate a license prior to the end of the license term, the licensed intellectual property is returned to the Company and any consideration recorded as accounts receivable or contract assets which is not contractually payable by the licensee is charged off as a reduction of license revenue in the period of the termination.

Costs of Revenues

Licensing costs consist of sublicense fees incurred by the Company to its licensors as a result of license revenues generated by the Company. Sublicense fees are based on a percentage of license fees received by the Company from licensees as specified in the Company’s agreements with its licensors. The Company recognizes sublicense fees in the period that the underlying license revenue is recognized. Sublicense fees payable by the Company to licensors in periods beyond 12 months from the reporting are recorded as non-current liabilities on the consolidated balance sheets.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by adjusting weighted-average common shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Contingently convertible shares in which conversion is based on non-market-priced contingencies are excluded from the calculations of both basic and diluted net income (loss) per share until the contingency has been fully met. For purposes of the diluted net income (loss) per share calculation, common stock equivalents are excluded from the calculation of diluted net income (loss) per share if their effect would be anti-dilutive.

Recent Accounting Pronouncements

Adoption of ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (Topic 605). Effective January 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method. Under this method, the Company applied Topic 606 to all contracts with customers which were not completed as of January 1, 2018 and recorded the cumulative impact of the adoption as an adjustment to its accumulated deficit on January 1, 2018. The Company’s financial results for periods ending after January 1, 2018 are presented in accordance with the requirements of Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605. Please refer to Revenue Recognition above for additional information on Topic 606, including a description of the Company’s revenue recognition policies upon adoption.

The Company recorded a net reduction in opening accumulated deficit of $4.8 million as of January 1, 2018 for the cumulative impact of adoption of Topic 606, which was primarily the result of accelerated recognition of license revenue due to annual maintenance fees under Topic 606. Under Topic 605, annual maintenance fees payable to the Company by licensees were recognized as license revenue annually when the amounts became fixed or determinable. Under Topic 606, the present value of aggregate annual maintenance fees over the term of the license agreement are recognized as revenue upon the delivery of the license to the licensee. The impact of the accelerated recognition of license revenue upon adoption was partially offset by the accelerated recognition of licensing costs to the Company’s licensors. The Company recognizes sublicense fees to its licensors in the period the underlying license revenue is recognized.

The cumulative adjustment for the adoption of Topic 606 had the following effects on the Company’s consolidated balance sheet as of January 1, 2018 (in thousands):

		Cumulative
		Adjustment for
	Balance at	Adoption of	Balance at
	December 31, 2017	Topic 606	January 1, 2018
Consolidated Balance Sheet
Assets:
Accounts receivable, current	$473	$527	$1,000
Other current assets	$1,412	$350	$1,762
Accounts receivable, non-current	$—	$4,850	$4,850

Liabilities:
Accrued expenses and other current liabilities	$9,605	$105	$9,710
Other liabilities	$—	$819	$819

Stockholdersʼ Equity:
Accumulated deficit	$(187,756)	$4,803	$(182,953)

The following tables present the effects of the adoption of Topic 606 on each financial statement line item of the Company’s financial statements for the period ended March 31, 2018 (in thousands):

	As of March 31, 2018
		Impact of	Results Without
		Adoption of	Adoption of
	As Reported	Topic 606	Topic 606
Consolidated Balance Sheet
Assets:
Accounts receivable, current	$25,976	$25,903	$73
Accounts receivable, non-current	$32,645	$32,645	$—
Other current assets	$2,208	$250	$1,958

Liabilities:
Accrued expenses and other current liabilities	$9,869	$131	$9,738
Other liabilities	$1,776	$1,776	$—

Stockholdersʼ Equity:
Accumulated deficit	$(78,714)	$56,891	$(135,605)

	Three Months Ended March 31, 2018
		Impact of	Results Without
		Adoption of	Adoption of
	As Reported	Topic 606	Topic 606
Consolidated Statement of Operations
Revenues:
License revenue	$132,391	$51,716	$80,675

Expenses:
Licensing costs	$2,408	$983	$1,425

Other Income:
Interest income from licensing	$1,355	$1,355	$—

Net Income	$104,239	$52,088	$52,151

Net Income Per Share:
Basic	$3.30	$1.65	$1.65
Diluted	$3.04	$1.52	$1.52

	Three Months Ended March 31, 2018
		Impact of	Results Without
		Adoption of	Adoption of
	As Reported	Topic 606	Topic 606
Consolidated Statement of Cash Flows
Cash Flows from Operating Activities:
Net income	$104,239	$52,088	$52,151
Imputed interest income from licensing	$(1,355)	$(1,355)	$—
Changes in accounts receivable	$(51,414)	$(51,816)	$402
Changes in other current assets	$(446)	$100	$(546)
Changes in accrued expenses and other current liabilities	$490	$26	$464
Changes in other liabilities	$957	$957	$—

The most significant effect that the adoption of Topic 606 had on the results of operations for the three months ended March 31, 2018, as compared to what results would have been under Topic 605, is related to the amount of revenue recognized under the Company’s January 2018 amendment to its license agreement with AveXis, Inc. (AveXis) for the development and commercialization of treatments for spinal muscular atrophy (SMA). Under Topic 606, the Company recognized the present value of all fixed consideration due to the Company under the amendment as revenue during the period, including the present value of the two $30.0 million payments due to the Company from AveXis in January 2019 and January 2020. Under Topic 605, the Company would not have recognized such revenue until it became fixed and determinable and collectability was reasonably assured. Please refer to Note 7 for further information on license revenue and the Company’s accounting analysis for the amended license with AveXis.

Other recently adopted accounting pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when modification accounting should be applied for changes to terms or conditions of a share-based award. The standard is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted, and is to be applied prospectively upon adoption. The Company adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. As a result, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively to each period presented. The Company adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated statements of cash flows.

The Company’s restricted cash includes money market mutual funds used to collateralize an irrevocable letter of credit as required by the Company’s lease agreement for its office space in New York, New York. The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported on the consolidated balance sheets to the total of these amounts as reported at the end of the period in the consolidated statements of cash flows (in thousands):

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$71,870	$82,045
Restricted cash	225	225
Total cash and cash equivalents and restricted cash	$72,095	$82,270

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which modifies the current guidance on the recognition, measurement, presentation and disclosure of financial instruments. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies the guidance in ASU 2016-01. The Company adopted these standards effective January 1, 2018. Upon the adoption of these standards, the Company elected to measure it non-marketable equity securities without readily available fair values at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. Prior to the adoption of these standards, the Company measured these investments at cost less impairment. The adoption of these standards did not have a material impact on the Company’s financial position or results of operations.

Recent accounting pronouncements not yet adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income which amends the current guidance on comprehensive income to provide an option for an entity to reclassify the stranded tax effects of the Tax Cuts and Jobs Act of 2017 (the TCJA) that was signed into law in December 2017 from accumulated other comprehensive income directly to retained earnings. The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is evaluating the application of this standard but has not yet determined the potential effects it may have on the Company’s consolidated financial statements.

In April 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), which amends the required amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. The standard is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted upon issuance, and is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not believe the application of this standard will have a material impact on the Company’s financial position or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is evaluating the application of this standard but has not yet determined the potential effects it may have on the Company’s consolidated financial statements.

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2018
U.S. government and federal agency securities	$6,969	$—	$(5)	$6,964
Commercial paper	3,484	—	—	$3,484
Corporate bonds	153,929	—	(463)	$153,466
	$164,382	$—	$(468)	$163,914

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017
Corporate bonds	$130,018	$2	$(282)	$129,738
	$130,018	$2	$(282)	$129,738

As of March 31, 2018 and December 31, 2017, no available-for-sale securities had remaining maturities greater than three years.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of March 31, 2018 and December 31, 2017, the balance in the Company’s accumulated other comprehensive loss consisted solely of net unrealized gains and losses on available-for-sale securities, net of income tax effects and reclassification adjustments for realized gains and losses. During the three months ended March 31, 2018, the Company recognized net unrealized losses on available-for-sale securities of $0.2 million and income tax expense of $0 in other comprehensive loss for the period. The Company did not recognize any realized gains or losses on the sale or maturity of available-for-sale securities during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company recognized net unrealized losses on available-for-sale securities of $0.1 million and income tax expense of $0 in other comprehensive loss for the period. The Company recognized net realized gains of $0.5 million on the sale or maturity of marketable securities during the three months ended March 31, 2017, which were reclassified out of accumulated other comprehensive loss during the period and are included in investment income in the consolidated statements of operations and comprehensive income (loss).

The following tables present the fair values and unrealized losses of marketable securities held by the Company in an unrealized loss position for less than and greater 12 months (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
U.S. government and federal agency securities	$6,964	$(5)	$—	$—	$6,964	$(5)
Corporate bonds	120,338	(319)	28,073	(144)	148,411	(463)
	$127,302	$(324)	$28,073	$(144)	$155,375	$(468)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Corporate bonds	$109,238	$(180)	$17,124	$(102)	$126,362	$(282)
	$109,238	$(180)	$17,124	$(102)	$126,362	$(282)

As of March 31, 2018, securities held by the Company which were in an unrealized loss position consisted of 54 investment grade fixed income security positions. The Company has the intent and ability to hold such securities until recovery and has determined that none of its investments were other-than-temporarily impaired as of March 31, 2018 or December 31, 2017.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. Cash equivalents consist of money market mutual funds. Marketable securities consist of fixed income debt securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2018
Money market mutual funds (cash equivalents)	$—	$71,847	$—	$71,847
U.S. government and federal agency securities (marketable securities)	—	6,964	—	6,964
Commercial paper (marketable securities)	—	3,484	—	3,484
Corporate bonds (marketable securities)	—	153,466	—	153,466
	$—	$235,761	$—	$235,761

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2017
Money market mutual funds (cash equivalents)	$—	$46,646	$—	$46,646
Corporate bonds (marketable securities)	—	129,738	—	129,738
	$—	$176,384	$—	$176,384

There were no transfers of financial instruments between levels of the fair value hierarchy during the three months ended March 31, 2018.

Management estimates that the carrying amounts of its current accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Non-current accounts receivable are recorded at their present values using a discount rate that is based on prevailing market rates and the credit profile of the licensee on the date the amounts are initially recorded. Management does not believe there have been any significant changes in market conditions that would cause the discount rates used to be significantly different from those that would be used as of March 31, 2018 to determine the present value of the receivables. Accordingly, management estimates that the carrying value of its non-current accounts receivable approximates the fair value of those instruments. As of March 31, 2018, accounts receivable from AveXis accounted for 93% of the Company’s total accounts receivable, current and non-current.

The Company’s non-marketable equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. As of March 31, 2018 and December 31, 2017, non-marketable equity securities had carrying values of $0.4 million and are included in other assets on the consolidated balance sheets. Since the acquisition of the securities, the Company has not identified any observable price changes or changes in circumstances that would have an adverse effect on the fair value of its non-marketable equity securities as of March 31, 2018. No impairment losses on non-marketable equity securities were recorded during the three months ended March 31, 2018 and 2017.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Computer equipment and software	$1,638	$1,481
Lab equipment	8,945	8,561
Furniture and fixtures	1,495	1,384
Leasehold improvements	6,841	5,828
Total property and equipment	18,919	17,254
Accumulated depreciation and amortization	(4,090)	(3,277)
Property and equipment, net	$14,829	$13,977

6. Commitments and Contingencies

Lease Agreements

The Company recognizes rent expense on a straight-line basis over the term of its operating leases commencing on the date the Company takes possession of the leased property. Tenant improvement allowances that are considered to be lease incentives from the lessor are recorded as deferred rent and amortized as a reduction of rent expense over the term of the lease from the possession date.

In March 2015, the Company entered into a non-cancelable operating lease for office space at 9712 Medical Center Drive in Rockville, Maryland (the Medical Center Drive Lease). The lease term commenced in April 2015. Monthly payments under the lease began in October 2015 and escalate annually in accordance with the lease agreement.

In September 2015, November 2015, July 2017 and April 2018, the Company amended the Medical Center Drive Lease to include additional office and laboratory space at 9714 Medical Center Drive, and ultimately extend the term of the lease to September 2021. The Company has options to extend the term of the Medical Center Drive Lease for up to six additional years. Under the amended lease, the Company has received a $0.4 million tenant improvement allowance from the landlord which will be deferred and amortized on a straight-line basis as a reduction of rent expense over the term of the lease.

In January 2016, the Company entered into a 7.5-year, non-cancelable operating lease for its corporate headquarters at 9600 Blackwell Road in Rockville, Maryland (the Blackwell Road Lease). The lease commenced in February 2016, and expires in September 2023. The Company has an option to extend the term of the lease for an additional five years. In November 2017, the Blackwell Road Lease was amended to include additional office space for the remainder of the lease term. Monthly payments under the lease began in September 2016 and escalate annually in accordance with the lease agreement. The Company received a $0.8 million tenant improvement allowance from the landlord which will be deferred and amortized on a straight-line basis as a reduction of rent expense over the term of lease.

In May 2016, the Company entered into a 51-month, non-cancelable operating lease for additional office space at 400 Madison Avenue in New York, New York. The lease commenced in July 2016, and expires in October 2020. Monthly payments under the lease began in October 2016 and escalate annually in accordance with the lease agreement. Under the terms of the lease agreement, the Company has provided the landlord with an irrevocable letter of credit of $0.2 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease. As of March 31, 2018, the Company has recorded restricted cash of $0.2 million as collateral to the financial institution which issued the letter of credit.

As of March 31, 2018, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating
Leases
2018 (remainder of year)	$1,714
2019	2,296
2020	2,309
2021	1,719
2022	621
Thereafter	479
Total minimum lease payments	$9,138

Licenses Granted to the Company

Licenses granted to the Company may require the Company to make future payments relating to sublicense fees, milestone fees for milestones achieved in the future and royalties on future sales of licensed products. Additionally, the Company may be responsible for the cost of the maintenance of the intellectual property as incurred by its licensors. Up-front fees to obtain licensed technology are included in research and development expenses and patent maintenance costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). Sublicense fees are based on a specified percentage of license fees earned by the Company and are included in licensing costs in the consolidated statements of operations and comprehensive income (loss). Milestone fees are included in licensing costs in the consolidated statements of operations and comprehensive loss if the underlying milestone is achieved by a licensee, or in research and development expense if the underlying milestone is achieved by the Company as a result of the development of its product candidates. Royalties on sales of licensed reagents for use in research and development are included in costs of reagent sales in the consolidated statements of operations and comprehensive income (loss). The Company has not commercialized any product candidates or paid any royalties under these agreements other than for the sales of licensed reagents.

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

In April 2016, the Company entered into an agreement with Penn whereby the Company will fund clinical trial activities performed by Penn for RGX-501, the Company’s product candidate for the treatment of homozygous familial hypercholesterolemia (HoFH). In connection with the agreement, the Company amended its license from Penn to include exclusive license rights to data, results and other information generated in connection with the RGX-501 clinical trial.

Expenses incurred by the Company related to its license from Penn were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Sublicense fees	$—	$46
Maintenance of licensed patents	18	84
	$18	$130

As of March 31, 2018 and December 31, 2017, the Company had accrued $0.1 million and less than $0.1 million, respectively, in expenses payable to Penn under the license agreement, which are included in accounts payable, accrued expenses and other current liabilities and other liabilities on the Company’s consolidated balance sheets.

GlaxoSmithKline LLC. In March 2009, the Company entered into a license agreement, which was amended in April 2009, with GlaxoSmithKline LLC (GSK) for exclusive, worldwide rights to certain patents underlying the Company’s NAV Technology Platform which are owned by Penn and exclusively licensed to GSK. Under the terms of the agreement, in consideration for the license, the Company issued to GSK a 19.9% equity interest in the Company on a fully diluted basis after issuance. The Company is obligated to pay GSK royalties on net sales and sublicense fees, if any. Additionally, the Company is obligated to reimburse GSK for certain costs incurred and invoiced to the Company related to the maintenance of the licensed patents. The Company is also obligated to pay GSK up to $1.5 million upon the achievement of various milestones. From the inception of the agreement through March 31, 2018, the Company has incurred $0.5 million for milestones that have been achieved or are deemed probable of achievement.

Expenses incurred by the Company related to its license from GSK were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Sublicense fees	$2,033	$46
Maintenance of licensed patents	393	145
	$2,426	$191

As of March 31, 2018 and December 31, 2017, the Company had accrued $3.8 million and $0.3 million, respectively, in expenses payable to GSK under the license agreement, which are included in accounts payable, accrued expenses and other current liabilities and other liabilities on the Company’s consolidated balance sheets.

Regents of the University of Minnesota. In November 2014, the Company entered into a license agreement, which was amended in November 2016, with Regents of the University of Minnesota (Minnesota), for an exclusive license under certain patent rights to commercialize products covered by the licensed patent rights in any country or territory in which a licensed patent has been issued and is unexpired, or a licensed patent application is pending. In consideration for the license, the Company paid an up-front fee, and reimbursed Minnesota for patent maintenance expenses, for a total of less than $0.1 million. Under the terms of the agreement, the Company is obligated to pay Minnesota annual maintenance fees of less than $0.1 million per year on each anniversary date of the agreement. Additionally, the Company is obligated to pay royalties on net sales and sublicense fees, if any, and up to $0.1 million per licensed product upon the achievement of various milestones. In November 2016, the license with Minnesota was amended to include additional patent rights. In consideration for the additional patent rights, the Company paid an up-front fee of less than $0.1 million. From the inception of the agreement through March 31, 2018, the Company has incurred less than $0.1 million for milestones that have been achieved or are deemed probable of achievement.

Expenses incurred by the Company related to its license from Minnesota were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Sublicense fees	$375	$—
Maintenance of licensed patents	12	6
	$387	$6

As of March 31, 2018 and December 31, 2017, the Company had accrued $0.4 million and $0.1 million, respectively, in expenses payable to Minnesota under the license agreement, which are included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s potential exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2018 and December 31, 2017, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded any related liabilities.

European Patent Office Proceeding

In June 2017, a third party filed an opposition with the European Patent Office (EPO) challenging the validity of a European patent owned by Penn for the AAV8 vector, which the Company has exclusively licensed. This matter is in its early stages and the Company is unable to estimate the outcome of this matter but intends to assist Penn in vigorously defending this patent. The EPO has scheduled oral proceedings to begin on October 26, 2018. As of March 31, 2018, the Company has not recorded any liabilities related to this matter.

7. License Revenue

Effective January 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method and has applied the new standard to all of its license agreements in effect as of January 1, 2018. Please refer to Note 2 for additional information regarding the adoption of Topic 606. License revenue for periods ending after January 1, 2018 is presented in accordance with the requirements of Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605.

Consideration to the Company under its license agreements may include: (i) up-front fees, (ii) option fees to obtain additional licenses, (iii) annual maintenance fees, (iv) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (v) sublicense fees and (vi) royalties on sales of licensed products. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees. To date the Company has not recognized any revenue from sales-based milestone payments, royalties on sales of licensed products or sublicense fees.

Development milestone payments are only included in the transaction price of each license and recognized as revenue to the extent they are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as revenue in the period of achievement. As of March 31, 2018, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, could result in aggregate milestone fees payable to the Company of up to $26.1 million upon the commencement of various stages of clinical trials, $46.0 million upon the submission of regulatory approval filings, $105.5 million upon the approval of commercial products by regulatory agencies and $212.0 million upon the achievement of specified sales targets for licensed products. The achievement of milestones by licensees is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

During the three months ended March 31, 2018, the Company recognized $0.3 million of license revenue for licenses delivered to licensees in prior periods as a result of increases in the transaction prices of its license agreements for development milestones that were previously not considered probable of achievement. Additionally, the Company recognized $0.2 million of interest income from licensing during the three months ended March 31, 2018 from licenses delivered in prior periods which contained significant financing components. As of March 31, 2018, the Company had recorded current accounts receivable of $26.0 million and non-current accounts receivable of $32.6 million under its license agreements which represent fixed license fees and annual maintenance fees payable to the Company over the term of the agreements, net of discounts for significant financing components. As of March 31, 2018, the Company had recorded contract assets of $0.3 million which represent development milestones that are considered probable of achievement but have not yet been achieved and are included in other current assets on the consolidated balance sheet. As of March 31, 2018, the Company had not recorded any contract liabilities related to contracts with customers and has no material undelivered performance obligations.

As of March 31, 2018, the Company had not recognized any impairment losses on its receivables or contract assets from contracts with customers.

AveXis Inc. March 2014 License and January 2018 Amendment

In March 2014, the Company entered into an exclusive license agreement (the March 2014 License) with AveXis. Under the license, the Company granted AveXis an exclusive, worldwide commercial license, with rights to sublicense, to the NAV AAV9 vector for the treatment of SMA in humans by in vivo gene therapy. In consideration for the license, AveXis paid the Company an up-front fee of $2.0 million, and is required to pay annual maintenance fees, development milestone payments of up to $12.3 million, mid-single to low double-digit royalties on net sales of licensed products, subject to reduction in specified circumstances, and a lower mid-double digit percentage of any sublicense fees AveXis receives from sublicensees for the licensed intellectual property rights.

In January 2018, the Company entered into an amendment (the January 2018 Amendment) to the March 2014 License with AveXis. Under the January 2018 Amendment, the licensed intellectual property was expanded to include, in addition to the NAV AAV9 vector previously licensed, any recombinant AAV vector in the Company’s intellectual property portfolio, during a period of 14 years from the effective date of the January 2018 Amendment, for the treatment of SMA in humans by in vivo gene therapy. The Company may also, in its sole discretion, provide specified collaborative services to AveXis as specified in the January 2018 Amendment.

The January 2018 Amendment also modified the terms and conditions of the March 2014 License relating to assignment. Under the amended assignment provision, AveXis is permitted to transfer the March 2014 License, as amended, without the Company’s consent in connection with a change of control of AveXis, subject to the transferee or successor agreeing in writing to be bound by the terms of the March 2014 License, as amended, and the payment to the Company of certain fees due upon such change of control, as described below. Under the original March 2014 License, any assignment by AveXis without the Company’s prior written consent had been prohibited.

Pursuant to the January 2018 Amendment, in consideration for the additional rights granted thereunder and in addition to any consideration owed under the original March 2014 License, AveXis paid to the Company a fee of $80.0 million upon entry into the January 2018 Amendment. In addition, AveXis is obligated to pay the Company (i) $30.0 million on the first anniversary of the effective date of the January 2018 Amendment, (ii) $30.0 million on the second anniversary of the effective date of the January 2018 Amendment and (iii) potential sales-based milestone payments of up to $120.0 million. In the event of a change of control of AveXis, to the extent that any fee described in (i) or (ii) above, or the first $40.0 million of milestone payments described in (iii) above, has not yet been paid to the Company, AveXis will be obliged to pay any such unpaid fee to the Company upon the change of control. For any product developed for the treatment of SMA using the NAV AAV9 vector, AveXis will continue to be obligated to pay to the Company mid-single to low double-digit royalties on net sales as defined in the March 2014 License, and for any product developed for the treatment of SMA using a licensed vector other than NAV AAV9, the Company will receive a low double-digit royalty on net sales.

In April 2018, AveXis announced that it had entered into an agreement and plan of merger pursuant to which it will be acquired by Novartis AG. AveXis announced that it expects to complete the transaction in mid-2018, pending the successful completion of a tender offer and the satisfaction of all other closing conditions. The Company expects that the transaction, if completed, will qualify as a change of control of AveXis under the January 2018 Amendment.

Accounting Analysis

The January 2018 Amendment has been accounted for under Topic 606 as a modification of the license agreement resulting in a new and separate contract from the original March 2014 License for revenue recognition purposes. The only material performance obligation of the Company under the January 2018 Amendment is for the delivery of the modified license, which occurred upon the execution of the amendment in January 2018.

As of March 31, 2018, the transaction price of the original March 2014 License was $3.5 million. The transaction price of $3.5 million includes (i) the up-front payment in March 2014 of $2.0 million, (ii) the present value of aggregate annual maintenance fees payable to the Company over the term of the license and (iii) the development milestones that had been achieved to date. The discounted portion of the annual maintenance fees represents the financing benefit provided to AveXis and is recognized as interest income from licensing over the term of the license. Variable consideration under the original March 2014 License which has been excluded from the transaction price includes payments for remaining development milestones that have not yet been achieved and are not considered probable of achievement, as well as any potential sublicense fees or royalties on sales of licensed products, which will be recognized in the period of the underlying sales or sublicenses, if any.

Upon its execution and as of March 31, 2018, the transaction price of the January 2018 Amendment was $132.1 million, which was fully recognized as license revenue upon the delivery of the modified license in January 2018. The transaction price of $132.1 million includes the following fixed consideration: (i) the $80.0 million payment in January 2018, (ii) the present value of the $30.0 million payment due in January 2019 and (iii) the present value of the $30.0 million payment due in January 2020. The discounted portion of the license fees represents the financing benefit provided to AveXis and is recognized as interest income from licensing over the financing term of two years from the execution of the amendment. Variable consideration under the January 2018 Amendment which has been excluded from the transaction price includes sales-based milestone payments of $120.0 million, as well as any potential sublicense fees or royalties on sales of licensed products, which will be recognized in the period of the underlying sales or sublicenses, if any. The acceleration of payments under the January 2018 Amendment which would occur upon a change of control of AveXis has not been considered in determining the transaction price as of March 31, 2018 and will not be accounted for until such event occurs and has been completed in full.

During the three months ended March 31, 2018, the Company recognized license revenue of $132.1 million and interest income from licensing of $1.2 million from the March 2014 License, as amended, with AveXis, which includes the amounts from both the original March 2014 License and the January 2018 Amendment. As of March 31, 2018, the Company had recorded $53.5 million of accounts receivable from AveXis under the March 2014 License, as amended, of which $25.4 million are included in current assets and $28.1 million are included in non-current assets on the consolidated balance sheets.

During the three months ended March 31, 2017, the Company recognized license revenue of $0.1 million from the March 2014 License which was recognized under the requirements of Topic 605. As of December 31, 2017, the Company had no amounts receivable from the March 2014 License under the requirements of Topic 605.

8. Stock-based Compensation

In January 2018, an additional 1,251,810 shares became available for issuance under the 2015 Equity Incentive Plan (the 2015 Plan). As of March 31, 2018, the total number of shares of common stock authorized for issuance under the 2015 Plan and 2014 Stock Plan (the 2014 Plan) was 9,488,413, of which 2,429,185 remain available for future grants under the 2015 Plan.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options	$3,122	$2,439
Restricted stock units	68	69
Employee stock purchase plan	101	83
	$3,291	$2,591

As of March 31, 2018, the Company had $37.6 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 3.0 years.

The Company has recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$1,530	$1,238
General and administrative	1,761	1,353
	$3,291	$2,591

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2017	5,468	$10.25	7.9	$125,738
Granted	914	$32.07
Exercised	(587)	$6.57
Cancelled or forfeited	(169)	$15.35
Outstanding at March 31, 2018	5,626	$14.03	8.0	$91,837
Exercisable at March 31, 2018	2,825	$7.42	7.3	$63,385
Vested and expected to vest at March 31, 2018	5,626	$14.03	8.0	$91,837

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2018 was $21.42. During the three months ended March 31, 2018, the total number of stock options exercised was 586,694, resulting in total proceeds of $3.8 million. The total intrinsic value of options exercised during the three months ended March 31, 2018 was $13.7 million.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2017	40	$20.90
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance at March 31, 2018	40	$20.90

Employee Stock Purchase Plan

As of March 31, 2018, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 254,000, of which 186,752 remain available for future issuance. During the three months ended March 31, 2018, 19,528 shares of common stock were issued under the 2015 ESPP.

9. Income Taxes

The TCJA was signed into law in December 2017, and has resulted in significant changes to the U.S. corporate income tax system. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows the Company to record provisional amounts for the effects of the TCJA in the period it was enacted for a measurement period not extend beyond one year from the enactment date. In accordance with SAB 118, the Company has determined that the impact of the TCJA to its deferred tax assets and liabilities and valuation allowance as of March 31, 2018 and December 31, 2017 is a reasonable estimate and provisional amount. The final impact of the TCJA may differ from this provisional amount due to changes in the Company’s estimates and the issuance of additional regulatory or other guidance. The Company expects to complete its assessment of the final impact of the TCJA within the required measurement period under SAB 118.

The Company’s net deferred tax assets decreased during the three months ended March 31, 2018, primarily as a result of the expected utilization of federal and state net operating loss carryforwards. The decrease in deferred tax assets was offset by a corresponding decrease in the Company’s valuation allowance resulting in no impact on the Company’s tax provision for the period.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its net deferred tax assets as of March 31, 2018 and December 31, 2017.

10. Related Party Transactions

FOXKISER LLP

Effective January 2017, the Company entered into a Professional Services Agreement with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of a member of the Company’s Board of Directors, pursuant to which the Company pays a fixed monthly fee in consideration for certain strategic planning, development and regulatory services provided by FOXKISER. The agreement expired in December 2017, and effective January 2018 the Company entered into a new Professional Services Agreement with FOXKISER, which has a term of one year and is terminable by either party, at any time, upon 60 days’ prior written notice to the other party. Costs incurred under the agreements with FOXKISER for the three months ended March 31, 2018 and 2017 were $0.5 million and $0.4 million, respectively. Costs incurred under the agreements with FOXKISER are recorded as research and development expenses in the consolidated statements of operations and comprehensive income (loss).

Scientific Founder and Special Advisor

In September 2014, the Company entered into an advisory agreement, as amended, with James M. Wilson, M.D., Ph.D., the Company’s Scientific Founder and Special Advisor (formerly the Company’s Chief Scientific Advisor), who is also the Chairman of the Company’s Scientific Advisory Board. The agreement required a fixed monthly payment in consideration for scientific advisory services and expired in March 2017. Dr. Wilson will continue to provide services at no cost to the Company pursuant to a new advisory agreement entered into in March 2017. During the three months ended March 31, 2017, the Company incurred advisory fees of $0.1 million under the agreements. Additionally, in 2014 and 2015 the Company granted options to purchase a total of 211,600 shares of common stock to Dr. Wilson as compensation for the advisory services to be provided to the Company, which vest partially upon the completion of service conditions and partially upon the achievement of specified performance conditions as set forth in the award agreements.

11. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Basic net income (loss) per share:
Net income (loss) applicable to common stockholders	$104,239	$(21,993)
Shares used in computation:
Weighted-average common shares outstanding	31,632	26,673
Basic net income (loss) per share	$3.30	$(0.82)
Diluted net income (loss) per share:
Net income (loss) applicable to common stockholders	$104,239	$(21,993)
Shares used in computation:
Weighted-average common shares outstanding	31,632	26,673
Stock options	2,620	—
Restricted stock units	22	—
Employee stock purchase plan	1	—
Weighted-average diluted common shares	34,275	26,673
Diluted net income (loss) per share	$3.04	$(0.82)

For periods in which the Company incurred net losses applicable to common stockholders, common stock equivalents are excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive, and accordingly, basic and diluted net loss per share are the same for such periods. Outstanding stock options with exercise prices greater than the average market price of common stock are excluded from the calculation of diluted net income (loss) per share as their effect would be anti-dilutive. The following potentially dilutive common stock equivalents outstanding at the end of the period were excluded from the computations of weighted-average diluted common shares for the periods indicated as their effects would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options issued and outstanding	1,582	5,724
Unvested restricted stock units outstanding	—	40
Employee stock purchase plan	—	16
	1,582	5,780

12. Supplemental Disclosures

Accrued expenses and other current liabilities consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued personnel costs	$3,771	$5,789
Accrued external research and development expenses	2,851	2,072
Accrued licensing costs	1,555	—
Accrued external general and administrative expenses	1,184	1,078
Accrued purchases of property and equipment	86	430
Other accrued expenses and current liabilities	422	236
	$9,869	$9,605

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, which we filed with the SEC on March 6, 2018. In addition, you should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

•

RGX-314: Our lead product candidate RGX-314 is for the treatment of wet age-related macular degeneration (wet AMD), a leading cause of total and partial vision loss in the United States, Europe and Japan. We began enrollment in the Phase I clinical trial for RGX-314 for the treatment of wet AMD in May 2017 and have completed dosing of three cohorts of six patients each, a total of 18 patients. We expect to present topline data from the Phase I clinical trial in late 2018.

•

RGX-501: We are developing RGX-501 for the treatment of homozygous familial hypercholesterolemia (HoFH), a severe genetic disease characterized by premature and aggressive plaque buildup, life threatening coronary artery disease and aortic valve disease predominantly due to abnormalities in the function or expression of the low-density lipoprotein receptor. Enrollment in the Phase I/II clinical trial for RGX-501 began in March 2017. We have completed dosing of the first cohort of three patients and have dosed three patients in the second cohort, a total of six patients. We expect to present topline data from the Phase I/II clinical trial in late 2018.

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

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively sublicense our proprietary adeno-associated virus gene therapy delivery platform (NAV Technology Platform) to other leading biotechnology companies, which we refer to as NAV Technology Licensees. As of March 31, 2018, our NAV Technology Platform was being applied in the development of more than 20 partnered product candidates by our NAV Technology Licensees. Sublicensing allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform, and creating potential additional revenue.

Financial Overview

Revenues

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

We license our NAV Technology Platform to other biotechnology and pharmaceutical companies. The terms of the licenses vary, however licenses may be exclusive or non-exclusive and may be sublicensable by the licensee. Licenses may grant intellectual property rights for purposes of internal and preclinical research and development only, or may include the rights, or options to obtain future rights, to commercialize drug therapies for specific diseases using the NAV Technology Platform. License agreements generally have a term at least equal to the life of the underlying patents, but are terminable at the option of the licensee. Consideration from licensees under our license agreements may include: (i) up-front fees, (ii) option fees to obtain additional licenses, (iii) annual maintenance fees, (iv) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (v) sublicense fees and (vi) royalties on sales of licensed products. To date we have not recognized any revenue from sales-based milestone payments, royalties on sales of licensed products or sublicense fees.

Future license revenue is highly dependent on the successful development and commercialization of products by our licensees, which is uncertain, and revenue may fluctuate significantly from period to period. Additionally, we may never receive consideration in our license agreements that is contemplated on option fees, development and sales-based milestone payments, royalties on sales of licensed products or sublicense fees, given the contingent nature of these payments.

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (Topic 605). We adopted Topic 606 using the modified retrospective transition method and have applied the new standard to all of our license agreements in effect as of January 1, 2018. License revenue for periods ending after January 1, 2018 is presented in accordance with the requirements of Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605.

Operating Expenses

We classify our expenses into three primary categories: costs of revenue, research and development and general and administrative expenses. Personnel costs including salaries, benefits, bonuses and stock-based compensation expense, comprise a significant component of research and development and general and administrative expenses. We allocate indirect expenses associated with our facilities, information technology costs, depreciation and other overhead costs between research and development and general and administrative categories based on employee headcount and the nature of work performed by each employee.

Costs of Revenue

Costs of revenue consist of sublicense fees to licensors related to the generation of revenue from the licensing of our NAV Technology Platform. Future costs of revenue are uncertain due to the nature of our license agreements and significant fluctuations in costs of revenue may occur from period to period.

Research and Development Expense

Our research and development expense primarily consists of:

•	salaries and personnel-related costs, including benefits, stock-based compensation and travel, for our scientific personnel performing research and development activities;
•	costs related to executing preclinical studies and clinical trials;
•	costs related to acquiring, developing and manufacturing materials for preclinical studies and clinical trials;
•	fees paid to consultants and other third-parties who support our product candidate development;
•	other costs in seeking regulatory approval of our product candidates; and
•	allocated facility-related costs, depreciation expense and other overhead.

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

We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	a Phase I clinical trial to evaluate the safety and efficacy of our RGX-314 program for the treatment of wet AMD;
•	a Phase I/II clinical trial to evaluate the safety and efficacy of our RGX-501 program for the treatment of HoFH;
•	a Phase I clinical trial to evaluate the safety and efficacy of our RGX-111 program for the treatment of MPS I;
•	a Phase I/II clinical trial to evaluate the safety and efficacy of our RGX-121 program for the treatment of MPS II;
•	preclinical research and development for additional product candidates addressing other diseases in the retinal, metabolic and neurodegenerative therapeutic areas;
•	continued investment in advanced manufacturing analytics and process development activities; and
•	continued acquisition and manufacture of clinical trial materials in support of our anticipated clinical trials.

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Direct Expenses
RGX-314	$1,620	$1,367
RGX-501	4,149	2,425
RGX-111	1,233	1,195
RGX-121	958	2,863
Total direct expenses:	7,960	7,850
Unallocated Expenses
Unallocated external expenses	2,616	2,388
Personnel-related	7,371	5,416
Facilities and depreciation expense	1,221	704
Other unallocated	382	261
Total unallocated expenses	11,590	8,769
Total research and development	$19,550	$16,619

We typically utilize our employee and infrastructure resources across our development programs. We do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs.

General and Administrative Expense

General and administrative expense consists primarily of salaries and personnel-related costs, including employee travel, benefits and stock-based compensation, for employees performing functions other than research and development. This includes personnel in executive, commercial, corporate development, finance, legal, human resources, information technology and administrative support functions. Other general and administrative expenses include facility-related and overhead costs not otherwise allocated to research and development expense, professional fees for accounting, legal and advisory services, expenses associated with obtaining and maintaining patents, insurance costs, costs of our information systems and other commercial and general corporate activities. We expect that our general and administrative expense will continue to increase as we continue to develop, and potentially commercialize, our product candidates.

Other Income

Interest Income from Licensing

In accordance with our revenue recognition policies described below and in Note 2 to the accompanying unaudited financial statements, interest income from licensing consists of imputed interest recognized from significant financing components identified in our license agreements with NAV Technology Licensees.

Investment Income

Investment income consists of interest income earned and gains and losses realized from our cash equivalents and marketable securities. Cash equivalents are comprised of money market mutual funds and marketable securities are comprised of fixed income debt securities.

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

Our significant accounting policies and recently announced accounting pronouncements, including the expected impact of such pronouncements, are fully described in Note 2 of the accompanying unaudited financial statements and in Note 2 to our audited financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2017. Other than the critical accounting policies discussed below, there have been no significant changes in our critical accounting policies since December 31, 2017.

Revenue Recognition

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (Topic 605). Topic 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The following five steps are performed to determine the appropriate revenue recognition for arrangements within the scope of Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies the performance obligations.

We apply the five-step model to contracts that are within the scope of Topic 606 only when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, for contracts within the scope of Topic 606, we assess the goods or services promised within each contract and determined those that are performance obligations and whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to respective performance obligations when (or as) the respective performance obligations are satisfied.

We evaluate our contracts for the presence of significant financing components. If a significant financing component is identified in a contract and provides a financing benefit to the customer, the transaction price for the contract is adjusted to account for the financing portion of the arrangement, which is recognized as interest income over the financing term using the effective interest method. In determining the appropriate interest rates for significant financing components, we evaluate the credit profile of the customer and prevailing market interest rates and select an interest rate which we believe would be charged to the customer in a separate financing arrangement over a similar financing term.

License revenue

We have determined that all of our license agreements are contracts with customers within the scope of Topic 606. Although licenses are terminable at the option of licensee, we have determined that there is a substantive termination penalty associated with the termination of each license. Due to the substantive termination penalty, the contract term for purposes of applying Topic 606 is equal to the stated term of the license agreement, which is the life of the underlying licensed patents. The only identified performance obligations in our license agreements are for the delivery of intellectual property licenses to licensees. The transaction price for each license agreement is fully allocated to the delivery of the license(s) and is recognized as revenue upon the delivery of the license(s) to the licensee, which generally occurs upon the execution of the license agreement.

For license agreements which contain options for the licensee to purchase additional licenses in the future, we evaluate the options at the inception of the agreement to determine if they provide a material right to the licensee. In making this determination, we consider whether the optional licenses are priced at a discount to the standalone selling price for the licenses. We have determined that none of the options provided to licensees in its license agreements represent material rights to licensees, and therefore do not represent performance obligations until exercised by the licensee. Consideration contingent upon the exercise of options by licensees is excluded from the transaction price and not accounted for as part of the license agreement until the option is exercised. Upon the exercise of an option by a licensee, the additional consideration related to the option exercise is added to the transaction price and recognized as revenue upon the delivery of the newly purchased license.

We evaluate the transaction price for our license agreements at each reporting date and recognize changes to the transaction price as revenue during the period, provided that the associated license has been delivered to the licensee. The transaction price for each license includes all fixed consideration, as well as variable consideration to the extent that it is probable that a significant reversal of revenue will not occur in the future. Fixed consideration under our license agreements includes up-front fees and annual maintenance fees. Variable consideration under our license agreements includes development and sales-based milestone payments, sublicense fees and royalties on sales of licensed products.

Up-front license fees are included in the transaction price and recognized as revenue upon the delivery of the license. If up-front license fees are payable to us in periods beyond 12 months from the delivery of the license, a significant financing component is deemed to exist and we adjust the transaction price to include only the present value of the license fees. The discounted portion of the license fees is recognized as interest income in the consolidated statements of operations over the term of the financing period.

Annual maintenance fees are generally payable to us on each anniversary date over the term of the license agreement. We have determined that the payment of annual maintenance fees by licensees in future periods represents a significant financing component to the license since the delivery of the license occurs at the inception of the agreement. The present value of aggregate annual maintenance fees payable to us over the term of the license is included in the transaction price and recognized as revenue upon the delivery of the license. The discounted portion of the annual maintenance fees is recognized as interest income in the consolidated statements of operations over the term of the license.

Development milestone payments are payable to us upon the achievement of specified development milestones by licensees. At the inception of each license agreement that contains development milestone payments, we evaluate whether the milestones are considered probable of achievement and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur in the future, milestone payments are included in the transaction price and recognized as revenue upon the delivery of the license. Milestone payments contingent on the achievement of development milestones that are not within our control or the control of the licensee, such as regulatory approvals, are not considered probable of being achieved and are excluded from the transaction price until the milestone is achieved. At each reporting date, we re-evaluate the probability of achievement of outstanding development milestones and, if necessary, adjust the transaction price for any milestones for which the probability of achievement has changed due to current facts and circumstances. Any such adjustments are recorded on a cumulative catch-up basis and recorded as license revenue in the period of the adjustment.

Royalties on sales of licensed products, sales-based milestone payments and sublicense fees based on the receipt of certain fees by licensees from any sublicensees are excluded from the transaction price for each license and recognized as revenue in the period that the related sales or sublicenses occur, provided that the associated license has been delivered to the licensee. To date we have not recognized any revenue from royalties on sales of licensed products, sales-based milestone payments or sublicense fees.

We receive payments from licensees based on the billing schedules established in each license agreement. Amounts recognized as revenue which have not yet been received from licensees are recorded as accounts receivable when our rights to the consideration is conditional solely upon the passage of time. Amounts recognized as revenue which have not yet been received from licensees are recorded as contract assets when our rights to the consideration is not unconditional. Contract assets are recorded as other current assets on the consolidated balance sheets. If a licensee elects to terminate a license prior to the end of the license term, the licensed intellectual property is returned to us and any consideration recorded as accounts receivable or contract assets which is not contractually payable by the licensee is charged off as a reduction of license revenue in the period of the termination.

Impact of Adoption of Topic 606

We recorded a net reduction in opening accumulated deficit of $4.8 million as of January 1, 2018 for the cumulative impact of adoption of Topic 606, which was primarily the result of accelerated recognition of license revenue due to annual maintenance fees under Topic 606. Under Topic 605, annual maintenance fees payable to us by licensees were recognized as license revenue annually when the amounts became fixed or determinable. Under Topic 606, the present value of aggregate annual maintenance fees over the term of the license agreement are recognized as revenue upon the delivery of the license to the licensee. The impact of the accelerated recognition of license revenue upon adoption was partially offset by the accelerated recognition of licensing costs to our licensors. We recognize sublicense fees in the period the underlying license revenue is recognized.

The most significant effect that the adoption of Topic 606 had on our results of operations for the three months ended March 31, 2018, as compared to what results would have been under Topic 605, is related to the amount of revenue recognized under the January 2018 amendment to our license agreement with AveXis, Inc. (AveXis) for the development and commercialization of treatments for spinal muscular atrophy. Under Topic 606, we recognized the present value of all fixed consideration under the amendment as revenue during the period, including the present value of the two $30.0 million payments due from AveXis in January 2019 and January 2020. Under Topic 605, we would not have recognized such revenue until it became fixed and determinable and collectability was reasonably assured. Please refer to Note 2 to the accompanying unaudited consolidated financial statements for further information regarding the adoption of Topic 606 and the impact to our financial position and results of operations.

Results of Operations

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Revenues
License revenue	$132,391	$455	$131,936
Total revenues	132,391	455	131,936
Expenses
Costs of revenues
Licensing costs	2,408	91	2,317
Research and development	19,550	16,619	2,931
General and administrative	8,380	6,622	1,758
Other operating expenses	28	45	(17)
Total operating expenses	30,366	23,377	6,989
Income (loss) from operations	102,025	(22,922)	124,947
Other Income
Interest income from licensing	1,355	—	1,355
Investment income	859	929	(70)
Total other income	2,214	929	1,285
Net income (loss)	$104,239	$(21,993)	$126,232

Comparison of the Three Months Ended March 31, 2018 and 2017

License Revenue. License revenue increased by $131.9 million, from $0.5 million for the three months ended March 31, 2017 to $132.4 million for the three months ended March 31, 2018. This increase is primarily attributable to the amendment of our March 2014 license with AveXis in January 2018, which resulted in $132.1 million of license revenue recognized during the three months ended March 31, 2018. The $132.1 million of license revenue recognized from the amendment of the AveXis license consists of the present value of the $140.0 million in fixed consideration under the amendment to the license, of which $80.0 million was received in January 2018 and $60.0 million of which is payable by AveXis in two $30.0 million installments in January 2019 and January 2020. The license payments from AveXis that were recognized as revenue during the three months ended March 31, 2018 are non-recurring. Accordingly, we expect license revenue to be substantially lower for the remainder of 2018 and for the foreseeable future. The increase in license revenue during the three months ended March 31, 2018 also resulted in a $2.3 million increase in licensing costs incurred during the period related to the sublicense fees we are obligated to pay to our licensors.

Research and Development Expense. Research and development expenses increased by $2.9 million, from $16.6 million for the three months ended March 31, 2017 to $19.6 million for the three months ended March 31, 2018. This increase is primarily attributable to the following:

•

an increase of $2.0 million for personnel costs as a result of increased employee headcount of research and development personnel, including a $0.3 million increase in stock-based compensation expense;

•

an increase of $1.1 million for laboratory costs and facilities and equipment used by research and development personnel, including a $0.3 million increase in depreciation expense allocated to research and development functions; and

•	an increase of $0.9 million for costs associated with clinical trial activities for our lead product candidates.

The increase in research and development expenses was partially offset by a decrease of $1.3 million for externally sourced preclinical research and development, process development and manufacturing-related services.

General and Administrative Expense. General and administrative expenses increased by $1.8 million, from $6.6 million for the three months ended March 31, 2017 to $8.4 million for the three months ended March 31, 2018. This increase is primarily attributable to the following:

•	an increase of $0.7 million for professional services, including legal, accounting, commercial and other advisory services; and
•

an increase of $0.6 million for personnel costs as a result of increased employee headcount of general and administrative personnel, including a $0.4 million increase in stock-based compensation expense.

Liquidity and Capital Resources

As of March 31, 2018, we had cash, cash equivalents and marketable securities of $235.8 million, which were primarily derived from the sale of preferred stock and common stock. Additionally, we have supplemented our cash flows with fees received from granting commercial licenses to our proprietary technology to other biotechnology and pharmaceutical companies, including $80.0 million received from AveXis during the three months ended March 31, 2018. We expect that our cash, cash equivalents and marketable securities as of March 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan.

In January 2018, we amended our March 2014 license agreement with AveXis which modified its terms and conditions and provided additional intellectual property rights to AveXis. In consideration for the additional rights granted under the amended license agreement, AveXis paid the Company $80.0 million upon the effective date of the amendment. In addition, AveXis is obligated to pay us (i) $30.0 million on the first anniversary of the effective date of the January 2018 Amendment, (ii) $30.0 million on the second anniversary of the effective date of the January 2018 Amendment and (iii) potential sales-based milestone payments of up to $120.0 million. In the event of a change of control of AveXis, to the extent that any fee described in (i) or (ii) above, or the first $40.0 million of milestone payments described in (iii) above, has not yet been paid to us, AveXis will be obligated to pay any such unpaid fee to us upon the change of control. In April 2018, AveXis announced that it had entered into an agreement and plan of merger pursuant to which it will be acquired by Novartis AG. AveXis announced that it expects to complete the transaction in mid-2018, pending the successful completion of a tender offer and the satisfaction of all other closing conditions. We expect that the transaction, if completed, will qualify as a change of control of AveXis under the January 2018 Amendment.

We have incurred cumulative losses since our inception and as of March 31, 2018, had an accumulated deficit of $78.7 million. Our transition to recurring profitability is dependent upon the successful development, approval and commercialization of our product candidates and achieving a level of revenues adequate to support our cost structure. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Cash Flows

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$58,134	$(17,481)
Net cash provided by (used in) investing activities	(37,086)	3,163
Net cash provided by financing activities	4,166	71,523
Net increase in cash and cash equivalents and restricted cash	$25,214	$57,205

Operating Activities

Our net cash provided by operating activities for the three months ended March 31, 2018 increased by $75.6 million from the three months ended March 31, 2017. This increase is primarily attributable to the $80.0 million payment we received in January 2018 in connection with the amendment of the March 2014 license agreement with AveXis and is partially offset by an increase in operating expenses during the period.

For the three months ended March 31, 2018, our net cash provided by operating activities of $58.1 million consisted of net income of $104.2 million and $3.2 million in adjustments for non-cash items, offset by changes in working capital of $49.3 million. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $3.3 million, depreciation and amortization expense of $0.8 million and net amortization of premiums on marketable debt securities of $0.4 million and were partially offset by imputed interest earned from our license agreements of $1.4 million. The change in working capital was primarily attributable to an increase in accounts receivable of $51.4 million, which is largely driven by accounts receivable recorded in connection with the amendment of the March 2014 license agreement with AveXis in January 2018.

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

Investing Activities

For the three months ended March 31, 2018, net cash used in investing activities consisted of $54.3 million to purchase marketable securities and $2.3 million to purchase property and equipment, offset by $19.5 million in sales and maturities of marketable securities.

For the three months ended March 31, 2017, net cash provided by investing activities consisted of $11.3 million in sales and maturities of marketable securities, partially offset by $5.2 million to purchase marketable securities and $2.9 million to purchase property and equipment.

Financing Activities

For the three months ended March 31, 2018, net cash provided by financing activities consisted of $4.2 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

For the three months ended March 31, 2017, net cash provided by financing activities primarily consisted of $71.2 million in aggregate net proceeds from a follow-on public offering of common stock, net of underwriting discounts and commissions and offering expenses paid by us during the period, as well as $0.3 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

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

We expect that our cash, cash equivalents and marketable securities as of March 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan. We intend to devote the majority of our current capital to clinical development and regulatory approval of our product candidates. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the amount of increased capital outlays and operating expenditures necessary to complete the development of product candidates. Additionally, our estimates are based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

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

To the extent that additional capital is raised through the sale of equity or equity-linked securities, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. Adequate additional financing may not be available to us on acceptable terms, or at all. We also could be required to seek funds through arrangements with partners or otherwise that may require us to relinquish rights to our intellectual property, our product candidates or otherwise agree to terms unfavorable to us.

Contractual Obligations, Commitments and Contingencies

There have been no material changes to our contractual obligations, commitments and contingencies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For additional information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our exposure to market risk during the three months ended March 31, 2018.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, we implemented appropriate changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to support the revenue recognition and disclosure requirements of Topic 606, which we adopted on January 1, 2018. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors set forth below as well as the other information contained in this Quarterly Report on Form 10-Q and in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2017, which we filed with the SEC on March 6, 2018. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. In addition, these risks could cause actual results and developments to differ materially and adversely from those projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q (please read the Information Regarding Forward-Looking Statements appearing at the beginning of this Form 10-Q). The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations. In these circumstances, the market price of our common stock would likely decline and you could lose all or part of your investment.

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

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research (CBER), to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health (NIH), also are potentially subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee (the RAC). However, according to NIH, the RAC will only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an investigational new drug application (IND) on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution’s institutional biosafety committee as well as its institutional review board (IRB) would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in preclinical studies or clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates.

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

•

the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA, EMA or comparable foreign regulatory bodies for marketing approval, and modifications to the design of our clinical trials could delay their enrollment, commencement or completion;

•	subjects in our clinical trials may die or suffer other adverse effects for reasons that may or may not be related to our lead product candidates;
•

subjects in clinical trials undertaken by licensees under a license we grant of certain intellectual property related to our NAV Technology Platform (our NAV Technology Licensees), or undertaken by others using AAV, may die or suffer other adverse effects for reasons that may or may not be related to our NAV Technology Platform or AAV;

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

Risks Related to Our Financial Position

We have incurred cumulative net losses and have had few profitable quarters since inception. We expect to normally incur losses for the foreseeable future and may never again achieve or maintain profitability.

Since inception, we have incurred cumulative net losses. We historically have financed our operations primarily through private and public offerings of our equity securities and sublicensing rights to our NAV Technology Platform. We have devoted substantially all of our efforts to licensing our NAV Technology Platform and to research and development, including preclinical and clinical development of our product candidates, as well as to building out our team. We expect that it could be several years, if ever, before we commercialize a product candidate. We license certain intellectual property related to our NAV Technology Platform to third parties. Our NAV Technology Licensees have multiple preclinical studies and clinical trials in progress. However, no NAV Technology Licensee has an approved or commercialized gene therapy product based on such licensing program. We expect to normally generate only limited revenue, if any, from our current NAV Technology Licensees and any future NAV Technology Licensees in the near term. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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

Our operations have consumed significant amounts of cash since inception. We expect that our cash, cash equivalents and marketable securities as of the end of the period to which this filing relates will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan.

Our future capital requirements will depend on many factors, including:

•	the timing of enrollment, commencement and completion of our clinical trials;
•	the results of our clinical trials;
•	the results of our preclinical studies for our product candidates and any subsequent clinical trials;
•	our planned expansion of the licensing of our NAV Technology Platform;
•	the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials for our product candidates;
•	the costs associated with building out additional laboratory and manufacturing capacity, if any;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of future product sales, medical affairs, marketing, manufacturing and distribution activities for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	our current licensing agreements or collaborations remaining in effect;
•	our ability to establish and maintain additional licensing agreements or collaborations on favorable terms, if at all;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the costs associated with being a public company.

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

To the extent that additional capital is raised through the sale of equity or equity-linked securities, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. Adequate additional financing may not be available to us on acceptable terms, or at all. We also could be required to seek funds through arrangements with partners or otherwise that may require us to relinquish rights to our intellectual property, our product candidates or otherwise agree to terms unfavorable to us.

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

Changes in accounting standards and disagreements and differing views by the SEC, the Financial Accounting Standards Board (FASB) or various other bodies with respect to the interpretations, estimates and judgments required for the preparation of our financial statements could result in the restatement of our financial statements or other potential adverse effects.

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

Some of the raw materials and other components required in our manufacturing process are derived from biologic sources, and we normally rely on suppliers to provide raw materials and other components. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates may be beyond our control and could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially harm our development timelines and our business, financial condition, results of operations and prospects.

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

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products, including potential one-time gene therapies. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and government payors develop their coverage and reimbursement policies. It is difficult to predict what the Centers for Medicare & Medicaid Services (CMS), the agency responsible for administering the Medicare program, will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these types of products. We cannot be assured that Medicare or Medicaid will cover any of our products, if approved, or provide reimbursement at adequate levels to realize a sufficient return on our investment. Moreover, reimbursement agencies in the European Union may be more conservative than CMS. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

We rely on third parties for aspects of our business. Our revenue for the three months ended March 31, 2018 and the year ended December 31, 2017 consisted primarily of license revenue. One customer accounted for approximately 99% of our total revenue for the three months ended March 31, 2018. This customer also accounted for approximately 93% of our accounts receivable, current and non-current, as of March 31, 2018. One customer accounted for approximately 68% of our total revenue for the year ended December 31, 2017. No other customer accounted for more than 10% of revenue for the year ended December 31, 2017. Future license revenue is uncertain due to the contingent nature of our licenses granted to third-parties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference

Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	3.1	9/22/15

3.2	Amended and Restated Bylaws	8-K	3.2	9/22/15

10.1	Fourth Amendment to Lease dated April 20, 2018 between the Registrant and BMR-Medical Center Drive LLC				X

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets
(ii) Consolidated Statements of Operations and Comprehensive Income (Loss)
(iii) Consolidated Statements of Cash Flows
(iv) Notes to Consolidated Financial Statements

X

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

REGENXBIO Inc.

Dated: May 8, 2018	/s/ Kenneth T. Mills
Kenneth T. Mills
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2018	/s/ Vittal Vasista
Vittal Vasista
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)