Form 10-Q
period 2018-06-30
REGENXBIO Inc.
filed 2018-08-08
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, there were 32,308,644 outstanding shares of the registrant’s common stock, par value $0.0001 per share.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. Also, you may obtain any reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$106,889	$46,656
Marketable securities	179,605	114,122
Accounts receivable	739	473
Prepaid expenses	3,690	5,334
Other current assets	2,347	1,412
Total current assets	293,270	167,997
Marketable securities	19,795	15,616
Accounts receivable	4,485	—
Property and equipment, net	16,698	13,977
Restricted cash	225	225
Other assets	1,514	862
Total assets	$335,987	$198,677
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,230	$4,832
Accrued expenses and other current liabilities	12,023	9,605
Deferred revenue	600	—
Total current liabilities	16,853	14,437
Deferred rent, net of current portion	1,192	1,211
Other liabilities	720	—
Total liabilities	18,765	15,648
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at June 30, 2018 and December 31, 2017; 32,275 and 31,295 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	386,110	371,497
Accumulated other comprehensive loss	(771)	(715)
Accumulated deficit	(68,120)	(187,756)
Total stockholders’ equity	317,222	183,029
Total liabilities and stockholders’ equity	$335,987	$198,677

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
License revenue	$40,031	$6,555	$172,422	$7,010
Other revenues	—	7	—	7
Total revenues	40,031	6,562	172,422	7,017
Expenses
Costs of revenues
Licensing costs	3,872	1,311	6,280	1,402
Other	—	6	—	6
Research and development	21,486	13,917	41,036	30,536
General and administrative	8,318	6,355	16,698	12,977
Other operating expenses	5	29	33	74
Total operating expenses	33,681	21,618	64,047	44,995
Income (loss) from operations	6,350	(15,056)	108,375	(37,978)
Other Income
Interest income from licensing	6,898	—	8,253	—
Investment income	1,196	583	2,055	1,512
Total other income	8,094	583	10,308	1,512
Income (loss) before income taxes	14,444	(14,473)	118,683	(36,466)
Income Tax Expense	(3,850)	—	(3,850)	—
Net income (loss)	$10,594	$(14,473)	$114,833	$(36,466)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of reclassifications and income tax expense	132	(74)	(56)	(613)
Total other comprehensive income (loss)	132	(74)	(56)	(613)
Comprehensive income (loss)	$10,726	$(14,547)	$114,777	$(37,079)
Net income (loss) applicable to common stockholders	$10,594	$(14,473)	$114,833	$(36,466)
Net income (loss) per share:
Basic	$0.33	$(0.47)	$3.60	$(1.27)
Diluted	$0.30	$(0.47)	$3.29	$(1.27)
Weighted-average common shares outstanding:
Basic	32,082	30,662	31,858	28,678
Diluted	35,272	30,662	34,884	28,678

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$114,833	$(36,466)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation expense	7,272	5,074
Net amortization of premiums and accretion of discounts on marketable debt securities	718	945
Depreciation and amortization	1,730	1,257
Net realized gains on sales of marketable securities	—	(480)
Imputed interest income from licensing	(8,253)	—
Other non-cash adjustments	13	40
Changes in operating assets and liabilities
Accounts receivable	8,879	982
Prepaid expenses	1,644	(657)
Other current assets	(585)	(242)
Other assets	(652)	(86)
Accounts payable	(340)	2,723
Accrued expenses and other current liabilities	2,566	(31)
Deferred revenue	600	—
Deferred rent	19	(89)
Other liabilities	(99)	—
Net cash provided by (used in) operating activities	128,345	(27,030)
Cash flows from investing activities
Purchases of marketable securities	(139,081)	(46,593)
Maturities of marketable securities	68,645	28,010
Sales of marketable securities	—	780
Purchases of property and equipment	(5,017)	(4,609)
Net cash used in investing activities	(75,453)	(22,412)
Cash flows from financing activities
Proceeds from exercise of stock options	6,999	329
Proceeds from issuance of common stock under employee stock purchase plan	342	147
Proceeds from public offering of common stock, net of underwriting discounts and commissions	—	81,994
Issuance costs for public offering of common stock	—	(219)
Net cash provided by financing activities	7,341	82,251
Net increase in cash and cash equivalents and restricted cash	60,233	32,809
Cash and cash equivalents and restricted cash
Beginning of period	46,881	25,065
End of period	$107,114	$57,874
Supplemental disclosures of non-cash investing and financing activities
Issuance costs for public offering of common stock in accounts payable and accrued expenses	$—	$193

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

Liquidity and Risks

As of June 30, 2018, the Company had generated an accumulated deficit of $68.1 million since inception. As the Company has incurred cumulative losses since inception, transition to recurring profitability is dependent upon the successful development, approval and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve recurring profitability, and unless and until it does, the Company will continue to need to raise additional capital. As of June 30, 2018, the Company had cash, cash equivalents and marketable securities of $306.3 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 6, 2018. Certain information and footnote disclosures required by GAAP which are normally included in the Company’s annual consolidated financial statements have been omitted pursuant to SEC rules and regulations for interim reporting. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which include all normal and recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2018, and the results of its operations and its cash flows for the interim periods ended June 30, 2018 and 2017.

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

Accounts Receivable

Accounts receivable primarily consist of consideration due to the Company resulting from its license agreements with NAV Technology Licensees. Accounts receivable include amounts invoiced to licensees as well as rights to consideration which have not yet been invoiced to licensees and for which payment is conditional solely upon the passage of time. If a licensee elects to terminate a license prior to the end of the license term, the licensed intellectual property is returned to the Company and any accounts receivable from the licensee which are not contractually payable to the Company are charged off as a reduction of license revenue in the period of the termination. Accounts receivable from licensees which are not expected to be received by the Company within 12 months from the reporting date are stated net of a discount to present value and recorded as non-current assets on the consolidated balance sheets.

Receivables are stated net of an allowance for doubtful accounts, if deemed necessary based on the Company’s evaluation of collectability using specific identification of account balances, the credit profile of its customers and historical information regarding write-offs. Account balances are charged off against the allowance when the potential for recovery is considered remote. The Company did not record an allowance for doubtful accounts as of June 30, 2018 or December 31, 2017.

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

The Company has determined that all of its license agreements are contracts with customers within the scope of Topic 606. Although licenses are terminable at the option of licensee, the Company has determined that there is a substantive termination penalty associated with the termination of each license. Due to the substantive termination penalty, the contract term for purposes of applying Topic 606 is equal to the stated term of the license agreement, which is the life of the underlying licensed patents. The Company’s performance obligations under its license agreements include the delivery of intellectual property licenses to licensees as well as options granted to licensees to acquire future licenses to the extent the options represent material rights to the licensee. The transaction price for each license agreement is allocated to these performance obligations and recognized as revenue when the performance obligations are satisfied. Consideration allocated to performance obligations for the delivery of intellectual property licenses is recognized as revenue upon the delivery of the license(s) to the licensee, which generally occurs upon the execution of the license agreement. Consideration allocated to performance obligations for license options is recognized as revenue upon the earlier of the option exercise or expiration.

For license agreements which contain options for the licensee to purchase additional licenses in the future, the Company evaluates the options at the inception of the agreement to determine if they provide a material right to the licensee. In making this determination, the Company considers whether the optional licenses are priced at a discount to the standalone selling price for the licenses. For options granted which are deemed to be material rights to the licensee, the Company allocates a portion of the transaction price to the performance obligation for the option and recognizes that consideration as revenue at the earlier of option exercise or expiration. Options which are not material rights to licensees are not considered performance obligations and are not accounted for as part of the license agreement until exercised by the licensee. Consideration contingent upon the exercise of options by licensees is excluded from the transaction price and not accounted for as part of the license agreement until the option is exercised. Upon the exercise of an option by a licensee, the additional consideration related to the option exercise is added to the transaction price and recognized as revenue upon the delivery of the newly purchased license.

The Company evaluates the transaction price for its license agreements at each reporting date. The transaction price for each license includes all fixed consideration, as well as variable consideration to the extent that it is probable that a significant reversal of revenue will not occur in the future. Fixed consideration under the Company’s license agreements includes up-front fees and annual maintenance fees. Variable consideration under the Company’s license agreements includes development and sales-based milestone payments, sublicense fees and royalties on sales of licensed products.

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

Royalties on sales of licensed products, sales-based milestone payments and sublicense fees based on the receipt of certain fees by licensees from any sublicensees are excluded from the transaction price for each license and recognized as revenue in the period that the related sales or sublicenses occur, provided that the associated license has been delivered to the licensee. To date the Company has not recognized any revenue from royalties on sales of licensed products, the achievement of sales-based milestones or sublicense fees.

The Company receives payments from licensees based on the billing schedules established in each license agreement. Amounts recognized as revenue which have not yet been received from licensees are recorded as accounts receivable when the Company’s rights to the consideration are conditional solely upon the passage of time. Amounts recognized as revenue which have not yet been received from licensees are recorded as contract assets when the Company’s rights to the consideration are not unconditional. Contract assets are recorded as other current assets on the consolidated balance sheets. If a licensee elects to terminate a license prior to the end of the license term, the licensed intellectual property is returned to the Company and any consideration recorded as accounts receivable or contract assets which is not contractually payable by the licensee is charged off as a reduction of license revenue in the period of the termination. Amounts received by the Company prior to the delivery of underlying performance obligations are deferred and recognized as revenue upon the satisfaction of the performance obligations by the Company.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by adjusting the weighted-average common shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Contingently convertible shares in which conversion is based on non-market-priced contingencies are excluded from the calculations of both basic and diluted net income (loss) per share until the contingency has been fully met. For purposes of the diluted net income (loss) per share calculation, common stock equivalents are excluded from the calculation of diluted net income (loss) per share if their effect would be anti-dilutive.

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

The cumulative adjustment for the adoption of Topic 606 had the following effects on the Company’s consolidated balance sheet as of January 1, 2018 (in thousands):

		Cumulative
		Adjustment for
	Balance at	Adoption of	Balance at
	December 31, 2017	Topic 606	January 1, 2018
Consolidated Balance Sheet
Assets:
Accounts receivable, current	$473	$527	$1,000
Accounts receivable, non-current	$—	$4,850	$4,850
Other current assets	$1,412	$350	$1,762

Liabilities:
Accrued expenses and other current liabilities	$9,605	$105	$9,710
Other liabilities	$—	$819	$819

Stockholdersʼ Equity:
Accumulated deficit	$(187,756)	$4,803	$(182,953)

The following tables present the effects of the adoption of Topic 606 on each financial statement line item of the Company’s financial statements for the interim periods ended June 30, 2018 (in thousands, except per share data):

	As of June 30, 2018
		Impact of	Results Without
		Adoption of	Adoption of
	As Reported	Topic 606	Topic 606
Consolidated Balance Sheet
Assets:
Accounts receivable, current	$739	$567	$172
Accounts receivable, non-current	$4,485	$4,485	$—
Prepaid expenses	$3,690	$60	$3,630

Liabilities:
Accrued expenses and other current liabilities	$12,023	$100	$11,923
Deferred revenue	$600	$600	$—
Other liabilities	$720	$720	$—

Stockholdersʼ Equity:
Accumulated deficit	$(68,120)	$3,692	$(71,812)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
		Impact of	Results Without		Impact of	Results Without
		Adoption of	Adoption of		Adoption of	Adoption of
	As Reported	Topic 606	Topic 606	As Reported	Topic 606	Topic 606
Consolidated Statement of Operations
Revenues:
License revenue	$40,031	$(61,244)	$101,275	$172,422	$(9,529)	$181,951

Expenses:
Licensing costs	$3,872	$(1,220)	$5,092	$6,280	$(165)	$6,445

Other Income:
Interest income from licensing	$6,898	$6,898	$—	$8,253	$8,253	$—

Net Income	$10,594	$(53,126)	$63,720	$114,833	$(1,111)	$115,944

Net Income Per Share:
Basic	$0.33	$(1.66)	$1.99	$3.60	$(0.04)	$3.64
Diluted	$0.30	$(1.51)	$1.81	$3.29	$(0.03)	$3.32

	Six Months Ended June 30, 2018
		Impact of	Results Without
		Adoption of	Adoption of
	As Reported	Topic 606	Topic 606
Consolidated Statement of Cash Flows
Cash Flows from Operating Activities:
Net income	$114,833	$(1,111)	$115,944
Imputed interest income from licensing	$(8,253)	$(8,253)	$—
Changes in accounts receivable	$8,879	$8,578	$301
Changes in prepaid expenses	$1,644	$(60)	$1,704
Changes in other current assets	$(585)	$350	$(935)
Changes in accrued expenses and other current liabilities	$2,566	$(5)	$2,571
Changes in deferred revenue	$600	$600	$—
Changes in other liabilities	$(99)	$(99)	$—

The most significant effect that the adoption of Topic 606 had on the results of operations for the three and six months ended June 30, 2018, as compared to what results would have been if Topic 605 had continued to be applied, is related to the amount of revenue and interest income from licensing recognized under the Company’s January 2018 amendment to its license agreement with AveXis, Inc. (AveXis) for the development and commercialization of treatments for spinal muscular atrophy (SMA). Under Topic 606, the Company recognized the present value of all fixed consideration under the amendment as revenue upon the delivery of the license to AveXis in January 2018, including the present value of the two $30.0 million payments originally due to the Company in January 2019 and January 2020. The present value discount, which represents the financing portion of the consideration under Topic 606, was recognized as interest income from licensing over the financing term of the agreement. Under Topic 605, the Company would not have recognized such revenue until it became fixed and determinable and collectability was reasonably assured, and the Company would not have recognized any interest income from significant financing components under the license agreement. Under the requirements of Topic 606, the Company recognized license revenue of $40.0 million and $172.1 million, and interest income from licensing of $6.8 million and $8.0 million, during the three and six months ended June 30, 2018, respectively, related to its amended license agreement with AveXis. If the requirements of Topic 605 had been applied during the three and six months ended June 30, 2018, the Company would have recognized license revenue of $100.0 million and $180.0 million, respectively, and interest income from licensing of $0, related to its amended license agreement with AveXis. Please refer to Note 7 for further information on license revenue and the Company’s accounting analysis for the amended license with AveXis.

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

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$106,889	$57,649
Restricted cash	225	225
Total cash and cash equivalents and restricted cash	$107,114	$57,874

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which modifies the current guidance on the recognition, measurement, presentation and disclosure of financial instruments. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies the guidance in ASU 2016-01. The Company adopted these standards effective January 1, 2018. Upon the adoption of these standards, the Company elected to measure its non-marketable equity securities without readily available fair values at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. Prior to the adoption of these standards, the Company measured these investments at cost less impairment. The adoption of these standards did not have a material impact on the Company’s financial position or results of operations.

Recent accounting pronouncements not yet adopted

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting which supersedes the current guidance for accounting for share-based payments to nonemployees under ASC 505-50, Equity—Equity-based Payments to Nonemployees. The new guidance expands the scope of Topic 718 to include share-based payments to nonemployees for goods or services. Consequently, the accounting for share-based payments to employees and nonemployees will be substantially aligned. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is evaluating the application of this standard but has not yet determined the potential effects it may have on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases which clarifies multiple aspects of the guidance under Topic 842. The standards are effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company believes the new standards will significantly impact the accounting for its operating leases for office and laboratory facilities. The Company expects the adoption of these standards will have a material impact on the Company’s consolidated balance sheet; however, the evaluation of these standards is not yet complete, and the Company has not yet determined the potential impact on the Company’s consolidated statement of operations.

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2018
U.S. government and federal agency securities	$19,280	$—	$(14)	$19,266
Certificates of deposit	735	—	—	735
Corporate bonds	179,721	3	(325)	179,399
	$199,736	$3	$(339)	$199,400

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017
Corporate bonds	$130,018	$2	$(282)	$129,738
	$130,018	$2	$(282)	$129,738

As of June 30, 2018 and December 31, 2017, no available-for-sale securities had remaining maturities greater than three years.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of June 30, 2018 and December 31, 2017, the balance in the Company’s accumulated other comprehensive loss consisted solely of net unrealized gains and losses on available-for-sale securities, net of income tax effects and reclassification adjustments for realized gains and losses. During the three months and six months ended June 30, 2018, the Company recognized net unrealized gains (losses) on available-for-sale securities of $0.1 million and $(0.1) million, respectively, and income tax expense of $0 in other comprehensive income (loss) for the period. The Company did not recognize any realized gains or losses on the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017, the Company recognized net unrealized losses on available-for-sale securities of $0.1 million and $0.1 million, respectively, and income tax expense of $0 in other comprehensive income (loss) for the period. The Company recognized net realized gains of $0 and $0.5 million on the sale or maturity of marketable securities during the three and six months ended June 30, 2017, respectively, which were reclassified out of accumulated other comprehensive loss during the period and are included in investment income in the consolidated statements of operations and comprehensive income (loss).

The following tables present the fair values and unrealized losses of marketable securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
U.S. government and federal agency securities	$19,266	$(14)	$—	$—	$19,266	$(14)
Corporate bonds	143,503	(239)	21,066	(86)	164,569	(325)
	$162,769	$(253)	$21,066	$(86)	$183,835	$(339)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Corporate bonds	$109,238	$(180)	$17,124	$(102)	$126,362	$(282)
	$109,238	$(180)	$17,124	$(102)	$126,362	$(282)

As of June 30, 2018, securities held by the Company which were in an unrealized loss position consisted of 62 investment grade fixed income security positions. The Company has the intent and ability to hold such securities until recovery and has determined that none of its investments were other-than-temporarily impaired as of June 30, 2018 or December 31, 2017.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. Cash equivalents consist of money market mutual funds and marketable securities consist of fixed income debt securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2018
Money market mutual funds (cash equivalents)	$—	$106,867	$—	$106,867
U.S. government and federal agency securities (marketable securities)	—	19,266	—	19,266
Certificates of deposit (marketable securities)	—	735	—	735
Corporate bonds (marketable securities)	—	179,399	—	179,399
	$—	$306,267	$—	$306,267

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2017
Money market mutual funds (cash equivalents)	$—	$46,646	$—	$46,646
Corporate bonds (marketable securities)	—	129,738	—	129,738
	$—	$176,384	$—	$176,384

There were no transfers of financial instruments between levels of the fair value hierarchy during the six months ended June 30, 2018.

Management estimates that the carrying amounts of its current accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Non-current accounts receivable are recorded at their present values using a discount rate that is based on prevailing market rates and the credit profile of the licensee on the date the amounts are initially recorded. Management does not believe there have been any significant changes in market conditions that would cause the discount rates used to be significantly different from those that would be used as of June 30, 2018 to determine the present value of the receivables. Accordingly, management estimates that the carrying value of its non-current accounts receivable approximates the fair value of those instruments.

The Company’s non-marketable equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. As of June 30, 2018 and December 31, 2017, non-marketable equity securities had carrying values of $0.4 million and are included in other assets on the consolidated balance sheets. Since the acquisition of the securities, the Company has not identified any observable price changes or changes in circumstances that would have an adverse effect on the fair value of its non-marketable equity securities as of June 30, 2018. No impairment losses on non-marketable equity securities were recorded during the three and six months ended June 30, 2018 and 2017.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Computer equipment and software	$1,814	$1,481
Lab equipment	9,496	8,561
Furniture and fixtures	1,695	1,384
Leasehold improvements	8,680	5,828
Total property and equipment	21,685	17,254
Accumulated depreciation and amortization	(4,987)	(3,277)
Property and equipment, net	$16,698	$13,977

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

In May 2016, the Company entered into a 51-month, non-cancelable operating lease for additional office space at 400 Madison Avenue in New York, New York. The lease commenced in July 2016, and expires in October 2020. Monthly payments under the lease began in October 2016 and escalate annually in accordance with the lease agreement. Under the terms of the lease agreement, the Company has provided the landlord with an irrevocable letter of credit of $0.2 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease. As of June 30, 2018, the Company has recorded restricted cash of $0.2 million as collateral to the financial institution which issued the letter of credit.

As of June 30, 2018, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating
Leases
2018 (remainder of year)	$1,193
2019	2,395
2020	2,411
2021	1,797
2022	621
Thereafter	479
Total minimum lease payments	$8,896

Licenses Granted to the Company

Licenses granted to the Company may require the Company to make future payments relating to sublicense fees, milestone fees for milestones achieved in the future and royalties on future sales of licensed products. Additionally, the Company may be responsible for the cost of the maintenance of the intellectual property as incurred by its licensors. Up-front fees to obtain licensed technology are included in research and development expenses and patent maintenance costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). Sublicense fees are based on a specified percentage of license fees earned by the Company and are included in licensing costs in the consolidated statements of operations and comprehensive income (loss). Milestone fees are included in licensing costs in the consolidated statements of operations and comprehensive loss if the underlying milestone is achieved by a licensee, or in research and development expense if the underlying milestone is achieved by the Company as a result of the development of its product candidates. Royalties on sales of licensed reagents for use in research and development are included in other costs of revenue in the consolidated statements of operations and comprehensive income (loss). The Company has not commercialized any product candidates or paid any royalties under these agreements other than for the sales of licensed reagents.

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

Expenses incurred by the Company related to its license from Penn were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sublicense fees	$—	$656	$—	$701
Royalties on sales of reagents	—	4	—	4
Maintenance of licensed patents	98	85	117	169
	$98	$745	$117	$874

As of June 30, 2018 and December 31, 2017, the Company had accrued $0.1 million and less than $0.1 million, respectively, in expenses payable to Penn under the license agreement, which are included in accounts payable, accrued expenses and other current liabilities and other liabilities on the Company’s consolidated balance sheets.

GlaxoSmithKline LLC. In March 2009, the Company entered into a license agreement, which was amended in April 2009, with GlaxoSmithKline LLC (GSK) for exclusive, worldwide rights to certain patents underlying the Company’s NAV Technology Platform which are owned by Penn and exclusively licensed to GSK. Under the terms of the agreement, in consideration for the license, the Company issued to GSK a 19.9% equity interest in the Company on a fully diluted basis after issuance. The Company is obligated to pay GSK royalties on net sales and sublicense fees, if any. Additionally, the Company is obligated to reimburse GSK for certain costs incurred and invoiced to the Company related to the maintenance of the licensed patents. The Company is also obligated to pay GSK up to $1.5 million upon the achievement of various milestones. From the inception of the agreement through June 30, 2018, the Company has incurred $0.5 million for milestones that have been achieved or are deemed probable of achievement.

Expenses incurred by the Company related to its license from GSK were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sublicense fees	$3,998	$656	$6,030	$701
Royalties on sales of reagents	—	2	—	2
Maintenance of licensed patents	97	14	490	159
	$4,095	$672	$6,520	$862

As of June 30, 2018 and December 31, 2017, the Company had accrued $1.3 million and $0.3 million, respectively, in expenses payable to GSK under the license agreement, which are included in accounts payable, accrued expenses and other current liabilities and other liabilities on the Company’s consolidated balance sheets.

Regents of the University of Minnesota. In November 2014, the Company entered into a license agreement, which was amended in November 2016, with Regents of the University of Minnesota (Minnesota), for an exclusive license under certain patent rights to commercialize products covered by the licensed patent rights in any country or territory in which a licensed patent has been issued and is unexpired, or a licensed patent application is pending. In consideration for the license, the Company paid an up-front fee, and reimbursed Minnesota for patent maintenance expenses, for a total of less than $0.1 million. Under the terms of the agreement, the Company is obligated to pay Minnesota annual maintenance fees of less than $0.1 million per year on each anniversary date of the agreement. Additionally, the Company is obligated to pay royalties on net sales and sublicense fees, if any, and up to $0.1 million per licensed product upon the achievement of various milestones. In November 2016, the license with Minnesota was amended to include additional patent rights. In consideration for the additional patent rights, the Company paid an up-front fee of less than $0.1 million. From the inception of the agreement through June 30, 2018, the Company has incurred less than $0.1 million for milestones that have been achieved or are deemed probable of achievement.

Expenses incurred by the Company related to its license from Minnesota were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sublicense fees	$(125)	$—	$250	$—
Maintenance of licensed patents	130	11	142	16
	$5	$11	$392	$16

As of June 30, 2018 and December 31, 2017, the Company had accrued $0.3 million and $0.1 million, respectively, in expenses payable to Minnesota under the license agreement, which are included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

Other Funding Commitments

In the normal course of business, the Company enters into agreements with contract research organizations, contract manufacturing organizations and other third-parties for services to be provided to the Company. Generally, these agreements provide for termination upon notice, with specified amounts due upon termination based on the timing of termination and the terms of the agreement. The actual amounts and timing of payments under these agreements are uncertain and contingent upon the initiation and completion of services to be provided to the Company.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s potential exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2018 and December 31, 2017, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded any related liabilities.

European Patent Office Proceeding

In June 2017, a third party filed an opposition with the European Patent Office (EPO) challenging the validity of a European patent owned by Penn for the AAV8 vector, which the Company has exclusively licensed. The Company is unable to estimate the outcome of this matter but intends to assist Penn in vigorously defending this patent. The EPO has scheduled oral proceedings to begin on October 26, 2018. As of June 30, 2018, the Company has not recorded any liabilities related to this matter.

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

As of June 30, 2018, the Company’s NAV Technology Platform was being applied in the development of more than 20 partnered product candidates by its NAV Technology Licensees. Consideration to the Company under its license agreements may include: (i) up-front fees, (ii) option fees to obtain additional licenses, (iii) annual maintenance fees, (iv) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (v) sublicense fees and (vi) royalties on sales of licensed products. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees. To date the Company has not recognized any revenue from the achievement of sales-based milestones, royalties on sales of licensed products or sublicense fees.

Development milestone payments are only included in the transaction price of each license and recognized as revenue to the extent they are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as revenue in the period of achievement. As of June 30, 2018, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, could result in aggregate milestone fees payable to the Company of up to $25.9 million upon the commencement of various stages of clinical trials, $46.0 million upon the submission of regulatory approval filings, $105.5 million upon the approval of commercial products by regulatory agencies and $172.0 million upon the achievement of specified sales targets for licensed products. The achievement of milestones by licensees is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

The following table presents changes in the balances of the Company’s receivables, contract assets and contract liabilities during the periods presented (in thousands):

	Balance at
	Beginning	Net Additions	Balance at
	of Period	(Deductions)	End of Period
Three Months Ended June 30, 2018
Receivables and contract assets:
Accounts receivable, current and non-current	$58,621	$(53,397)	$5,224
Contract assets	$250	$(250)	$—
Contract liabilities:
Deferred revenue	$—	$600	$600

	Balance at
	Beginning	Net Additions	Balance at
	of Period	(Deductions)	End of Period
Six Months Ended June 30, 2018
Receivables and contract assets:
Accounts receivable, current and non-current	$5,850	$(626)	$5,224
Contract assets	$350	$(350)	$—
Contract liabilities:
Deferred revenue	$—	$600	$600

The change in the balance of accounts receivable during the three months ended June 30, 2018 is primarily attributable to the acceleration and collection of $100.0 million in license fees due from AveXis as a result of their acquisition by Novartis AG (Novartis). Of the $100.0 million received, $53.3 million was previously recorded as accounts receivable at the beginning of the period.

As of June 30, 2018, the Company had recorded deferred revenue of $0.6 million which represents consideration received from licensees for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations consist of options granted to licensees that provide material rights to the licensee to acquire future licenses from the Company. These performance obligations will be satisfied, and underlying revenue will be recognized, upon the exercise or expiration of the options.

During the three and six months ended June 30, 2018, the Company recognized license revenue of $39.9 million and $0.2 million, respectively, from licenses delivered to licensees in prior periods as a result of changes in the transaction prices of its license agreements. Changes in the transaction price were primarily attributable to development milestones achieved or deemed probable of achievement during the period that were previously not considered probable of achievement, as well as the acquisition of AveXis by Novartis as discussed below. Additionally, the Company recognized $6.9 million and $0.3 million of interest income from licensing during the three and six months ended June 30, 2018, respectively, from licenses delivered in prior periods which contained significant financing components.

As of June 30, 2018, the Company had not recognized any impairment losses on its receivables or contract assets from contracts with customers.

AveXis, Inc. March 2014 License and January 2018 Amendment

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

In January 2018, the Company entered into an amendment (the January 2018 Amendment) to the March 2014 License with AveXis. Under the January 2018 Amendment, the licensed intellectual property was expanded to include, in addition to the NAV AAV9 vector previously licensed, any other recombinant AAV vector in the Company’s intellectual property portfolio during a period of 14 years from the effective date of the January 2018 Amendment, for the treatment of SMA in humans by in vivo gene therapy. The Company may also, in its sole discretion, provide specified collaborative services to AveXis as specified in the January 2018 Amendment.

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

Pursuant to the January 2018 Amendment, in consideration for the additional rights granted thereunder and in addition to any consideration owed under the original March 2014 License, AveXis paid to the Company a fee of $80.0 million upon entry into the January 2018 Amendment. In addition, AveXis was obligated to pay the Company (i) $30.0 million on the first anniversary of the effective date of the January 2018 Amendment, (ii) $30.0 million on the second anniversary of the effective date of the January 2018 Amendment and (iii) potential sales-based milestone payments of up to $120.0 million. In the event of a change of control of AveXis, to the extent that any fee described in (i) or (ii) above, or the first $40.0 million of sales-based milestone payments described in (iii) above, had not yet been paid to the Company, the January 2018 Amendment obliged AveXis to pay any such unpaid fee to the Company upon the change of control. For any product developed for the treatment of SMA using the NAV AAV9 vector, AveXis will continue to be obligated to pay to the Company mid-single to low double-digit royalties on net sales as defined in the March 2014 License, and for any product developed for the treatment of SMA using a licensed vector other than NAV AAV9, the Company will receive a low double-digit royalty on net sales.

In May 2018, AveXis was acquired by Novartis, which qualified as a change of control of AveXis under the January 2018 Amendment. Pursuant to the January 2018 Amendment, AveXis paid the Company $100.0 million in accelerated license payments as a result of the change of control.

Accounting Analysis

The January 2018 Amendment was accounted for under Topic 606 as a modification of the license agreement resulting in a new and separate contract from the original March 2014 License for revenue recognition purposes. The only material performance obligation of the Company under the January 2018 Amendment is for the delivery of the modified license, which occurred upon the execution of the amendment in January 2018.

As of June 30, 2018, the transaction price of the original March 2014 License was $3.5 million. The transaction price of $3.5 million includes (i) the up-front payment in March 2014 of $2.0 million, (ii) the present value of aggregate annual maintenance fees payable to the Company over the term of the license and (iii) the development milestones that had been achieved to date. The discounted portion of the annual maintenance fees represents the financing benefit provided to AveXis and is recognized as interest income from licensing over the term of the license. Variable consideration under the original March 2014 License, which has been excluded from the transaction price, includes payments for remaining development milestones that have not yet been achieved and are not considered probable of achievement, as well as any potential sublicense fees or royalties on sales of licensed products, which will be recognized in the period of the underlying sales or sublicenses, if any.

Upon its execution, the transaction price of the January 2018 Amendment was $132.1 million, which was fully recognized as license revenue upon the delivery of the modified license in January 2018. In May 2018, as a result of the acquisition of AveXis by Novartis, the transaction price was increased by $40.0 million to account for the acceleration of the sale-based milestone which was previously excluded from the transaction price. The $40.0 million increase in the transaction price was recognized as license revenue upon the completion of the change of control in May 2018 since the amended license had been fully delivered to AveXis. Additionally, due to the acceleration of the two $30.0 million payments originally due in January 2019 and January 2020, the Company recognized $6.1 million of interest income from licensing upon the completion of the change of control of AveXis, which represents the remaining present value discount on such payments as of the date of the change of control of AveXis. The transaction price of $172.1 million as of June 30, 2018 includes the following fixed consideration: (i) the $80.0 million payment in January 2018, (ii) the present value, as of the date of the January 2018 Amendment, of the two $30.0 million payments originally due in January 2019 and January 2020 and (iii) the $40.0 million sales-based milestone which was accelerated upon the change of control in May 2018. Variable consideration under the January 2018 Amendment, which has been excluded from the transaction price, includes the remaining sales-based milestone payment of $80.0 million, as well as any potential sublicense fees or royalties on sales of licensed products, which will be recognized in the period of the underlying sales or sublicenses, if any.

During the three and six months ended June 30, 2018, the Company recognized license revenue of $40.0 million and $172.1 million, respectively, and interest income from licensing of $6.8 million and $8.0 million, respectively, from the March 2014 License, as amended, with AveXis, which includes the amounts from both the original March 2014 License and the January 2018 Amendment. As of June 30, 2018, the Company had recorded $0.2 million of accounts receivable from AveXis under the March 2014 License, as amended, of which less than $0.1 million are included in current assets and $0.2 million are included in non-current assets on the consolidated balance sheets.

During the three and six months ended June 30, 2017, the Company recognized license revenue of $0 and $0.1 million, respectively, from the March 2014 License which was recognized under the requirements of Topic 605. As of December 31, 2017, the Company had no amounts receivable from AveXis related to the March 2014 License under the requirements of Topic 605.

AveXis, Inc. June 2017 License

In June 2017, the Company entered into an exclusive license agreement (the June 2017 License) with AveXis. Under the license, the Company granted AveXis an exclusive, worldwide commercial license, with rights to sublicense, to the NAV AAV9 vector for the treatment of Rett Syndrome and amyotrophic lateral sclerosis (ALS) caused by mutations in the gene that produces the copper zinc superoxide dismutase 1 (SOD1) in humans by in vivo gene therapy. In consideration for the license, AveXis paid the Company an up-front fee of $6.0 million, and is required to pay annual maintenance fees, development milestone payments of up to $36.0 million, a low double-digit royalty percentage on net sales of licensed products, subject to reduction in specified circumstances, and a lower mid-double digit percentage of any sublicense fees AveXis receives from sublicensees for the licensed intellectual property rights.

During the three and six months ended June 30, 2018, the Company recognized license revenue of $0 and interest income from licensing of less than $0.1 million, from the June 2017 License with AveXis. As of June 30, 2018, the Company had recorded $0.7 million of accounts receivable from AveXis under the June 2017 License, of which $0.1 million are included in current assets and $0.6 million are included in non-current assets on the consolidated balance sheets.

During the three and six months ended June 30, 2017, the Company recognized license revenue of $6.0 million from the June 2017 License which was recognized under the requirements of Topic 605. As of December 31, 2017, the Company had no amounts receivable from AveXis related to the June 2017 License under the requirements of Topic 605.

8. Stock-based Compensation

In January 2018, an additional 1,251,810 shares became available for issuance under the 2015 Equity Incentive Plan (the 2015 Plan). As of June 30, 2018, the total number of shares of common stock authorized for issuance under the 2015 Plan and 2014 Stock Plan (the 2014 Plan) was 9,488,413, of which 2,236,302 remain available for future grants under the 2015 Plan.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$3,818	$2,332	$6,939	$4,771
Restricted stock units	69	69	136	138
Employee stock purchase plan	95	82	197	165
	$3,982	$2,483	$7,272	$5,074

As of June 30, 2018, the Company had $39.7 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.7 years.

The Company has recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$1,895	$1,137	$3,424	$2,374
General and administrative	2,087	1,346	3,848	2,700
	$3,982	$2,483	$7,272	$5,074

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2017	5,468	$10.25	7.9	$125,738
Granted	1,137	$34.39
Exercised	(961)	$7.32
Cancelled or forfeited	(199)	$15.88
Outstanding at June 30, 2018	5,445	$15.61	7.9	$305,721
Exercisable at June 30, 2018	2,748	$7.88	7.1	$175,499
Vested and expected to vest at June 30, 2018	5,424	$15.66	7.9	$304,215

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2018 was $22.88. During the six months ended June 30, 2018, the total number of stock options exercised was 960,838, resulting in total proceeds of $7.0 million. The total intrinsic value of options exercised during the six months ended June 30, 2018 was $28.1 million.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2017	40	$20.90
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance at June 30, 2018	40	$20.90

Employee Stock Purchase Plan

As of June 30, 2018, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 254,000, of which 186,752 remain available for future issuance. During the six months ended June 30, 2018, 19,528 shares of common stock were issued under the 2015 ESPP.

9. Income Taxes

The TCJA was signed into law in December 2017, and has resulted in significant changes to the U.S. corporate income tax system. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows the Company to record provisional amounts for the effects of the TCJA in the period it was enacted for a measurement period not extend beyond one year from the enactment date. In accordance with SAB 118, the Company has determined that the impact of the TCJA to its deferred tax assets and liabilities and valuation allowance as of June 30, 2018 and December 31, 2017 is an estimate and provisional amount. The final impact of the TCJA may differ from this provisional amount due to changes in the Company’s estimates and the issuance of additional regulatory or other guidance. The Company expects to complete its assessment of the final impact of the TCJA within the required measurement period under SAB 118.

The Company’s effective tax rate for the three and six months ended June 30, 2018 differed from the U.S. federal statutory rate of 21%, primarily due to tax credits generated, tax windfall benefits from share-based payments and the expected utilization of U.S. federal net operating loss (NOL) carryforwards. These benefits were partially offset by state taxes and non-deductible expenses.

The Company’s net deferred tax assets decreased during the six months ended June 30, 2018, primarily as a result of the expected utilization of U.S. federal and state NOL carryforwards. The decrease in deferred tax assets was offset by a corresponding decrease in the Company’s valuation allowance resulting in no impact on the Company’s tax provision for the period.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its net deferred tax assets as of June 30, 2018 and December 31, 2017.

10. Related Party Transactions

FOXKISER LLP

Effective January 2017, the Company entered into a Professional Services Agreement with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of a member of the Company’s Board of Directors, pursuant to which the Company pays a fixed monthly fee in consideration for certain strategic planning, development and regulatory services provided by FOXKISER. The agreement expired in December 2017, and effective January 2018 the Company entered into a new Professional Services Agreement with FOXKISER, which has a term of one year and is terminable by either party, at any time, upon 60 days’ prior written notice to the other party. Costs incurred under the agreements with FOXKISER for the three and six months ended June 30, 2018 were $0.5 million and $1.1 million, respectively. Costs incurred under the agreements with FOXKISER for the three and six months ended June 30, 2017 were $0.4 million and $0.8 million, respectively. Costs incurred under the agreements with FOXKISER are recorded as research and development expenses in the consolidated statements of operations and comprehensive income (loss).

Scientific Founder and Special Advisor

In September 2014, the Company entered into an advisory agreement, as amended, with James M. Wilson, M.D., Ph.D., who was formerly the Company’s Chief Scientific Advisor, and is currently the Chairman of the Company’s Scientific Advisory Board and Special Advisor. The agreement required a fixed monthly payment in consideration for scientific advisory services and expired in March 2017, after which the Company no longer deemed Dr. Wilson to be a related party. During the three months ended March 31, 2017, the Company incurred advisory fees of $0.1 million under the agreement, which are recorded as research and development expenses in the consolidated statements of operations and comprehensive income (loss). Pursuant to a new advisory agreement entered into in March 2017 and which expires on December 31, 2018, Dr. Wilson may provide services at no cost to the Company.

11. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic net income (loss) per share:
Net income (loss) applicable to common stockholders	$10,594	$(14,473)	$114,833	$(36,466)
Shares used in computation:
Weighted-average common shares outstanding	32,082	30,662	31,858	28,678
Basic net income (loss) per share	$0.33	$(0.47)	$3.60	$(1.27)
Diluted net income (loss) per share:
Net income (loss) applicable to common stockholders	$10,594	$(14,473)	$114,833	$(36,466)
Shares used in computation:
Weighted-average common shares outstanding	32,082	30,662	31,858	28,678
Stock options	3,153	—	2,995	—
Restricted stock units	30	—	27	—
Employee stock purchase plan	7	—	4	—
Weighted-average diluted common shares	35,272	30,662	34,884	28,678
Diluted net income (loss) per share	$0.30	$(0.47)	$3.29	$(1.27)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options issued and outstanding	804	5,835	1,236	5,835
Unvested restricted stock units outstanding	—	40	—	40
Employee stock purchase plan	—	26	—	26
	804	5,901	1,236	5,901

12. Supplemental Disclosures

Accrued expenses and other current liabilities consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued personnel costs	$4,902	$5,789
Accrued external research and development expenses	2,602	2,072
Accrued income taxes payable	2,439	—
Accrued external general and administrative expenses	1,203	1,078
Accrued licensing costs	350	—
Accrued purchases of property and equipment	139	430
Other accrued expenses and current liabilities	388	236
	$12,023	$9,605

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

•

RGX-314: Our lead product candidate RGX-314 is for the treatment of wet age-related macular degeneration (wet AMD), a leading cause of total and partial vision loss in the United States, Europe and Japan. We began enrollment in the Phase I clinical trial for RGX-314 for the treatment of wet AMD in May 2017 and have completed dosing of three cohorts of six subjects each, a total of 18 subjects.  We expect to complete dosing of a fourth cohort by the end of the fourth quarter of 2018 and initiate a Phase II trial in 2019.

•

RGX-501: We are developing RGX-501 for the treatment of homozygous familial hypercholesterolemia (HoFH), a severe genetic disease characterized by premature and aggressive plaque buildup, life threatening coronary artery disease and aortic valve disease predominantly due to abnormalities in the function or expression of the low-density lipoprotein receptor. Enrollment in the Phase I/II clinical trial for RGX-501 began in March 2017. We have completed dosing of the first cohort of three subjects and have dosed three subjects in the second cohort, a total of six subjects. We expect to present additional data in the fourth quarter of 2018.

•

RGX-111: We are developing RGX-111 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type I (MPS I), a severe genetic lysosomal storage disease caused by deficiency of α-l-iduronidase (IDUA), an enzyme required for breakdown of cellular waste products. The investigational new drug (IND) application filed with the U.S. Food and Drug Administration (the FDA) for RGX-111 for the treatment of MPS I is active, initiation of subject recruitment has begun and we expect to begin enrollment in a Phase I clinical trial in the fourth quarter of 2018.

•

RGX-121: We are developing RGX-121 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type II (MPS II), a severe genetic lysosomal storage disease with a similar phenotype to MPS I. MPS II is caused by deficiency of iduronate-2-sulfatase (IDS), an enzyme that is also responsible for breakdown of cellular waste products. The IND application filed with the FDA for RGX-121 for the treatment of MPS II is active, initiation of subject recruitment has begun and we expect to begin enrollment in a Phase I/II clinical trial in the fourth quarter of 2018.

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

Interim Data Update for RGX-314

In our Phase I trial for RGX-314, 18 subjects with wet AMD received a single administration of RGX-314 across three cohorts (six participants in each cohort). To qualify for inclusion in the trial, participants were required to have a history of frequent anti-vascular endothelial growth factor (VEGF) treatment (including at least four anti-VEGF injections in the eight months preceding trial enrollment) and a documented history of response to anti-VEGF therapy. The trial design included doses of 3 x 10^9 (Cohort 1), 1 x 10^10 (Cohort 2) and 6 x 10^10 (Cohort 3) genome copies (GC)/eye. Subjects have been assessed every month to the six-month primary endpoint, with long-term follow-up continuing for 24 months. Below is a summary of the preliminary results of our Phase 1 trial as of July 27, 2018:

•

Subjects have been followed for an average of 11 months for Cohort 1, nine months for Cohort 2 and six months for Cohort 3. Dose-dependent protein expression levels, dose-dependent reduction in anti- VEGF injections and maintenance of central retinal thickness (CRT) by spectral domain optical coherence tomography (SD-OCT) have been reported across all cohorts. Additionally, through month six, Best Corrected Visual Acuity (BCVA) assessments for subjects in Cohort 3 have a mean improvement in visual acuity. Three subjects from Cohort 3 have been free of anti-VEGF injections since the administration of RGX-314.

•

RGX-314 was well-tolerated by all subjects with no reported drug-related adverse events (AEs) or drug-related serious adverse events (SAEs). The most common AEs in all dose cohorts were those assessed as mild (Grade 1, 83%) and there have been no observed immune responses, drug-related ocular inflammation or any post-surgical inflammation beyond what is expected following routine vitrectomy. Five SAEs that were not drug-related were reported among three subjects.  Three SAEs are attributed to one subject in Cohort 1 and the events were assessed as not related to RGX-314. Five months after the administration of RGX-314, this subject was hospitalized after developing symptoms related to a pre-existing condition that led to the subject’s death. One SAE was a procedure-related peripheral retinal detachment that occurred, was repaired with a scleral buckle and resolved without significant sequelae. The other SAE was assessed as mild in severity with no relationship to RGX-314.

•

RGX-314 protein expression has been detected in all subjects treated to date. Dose-dependent increases in RGX-314 protein expression levels (Protein Levels), as measured from aqueous samples by enzyme-linked immunosorbent assay (ELISA) at approximately one month after administration of RGX-314, have been observed.  The number of anti-VEGF injections required following the administration of RGX-314 through six months was lowest in Cohort 3.  We compared the number of anti-VEGF injections each subject had received during the six months prior to their most recent anti-VEGF injection preceding their enrollment in the study to the number of anti-VEGF injections received in the six months following RGX-314 administration to understand how the frequency of anti-VEGF injections changed among subjects within each cohort.  In Cohort 3, the mean number of anti-VEGF injections received following RGX-314 administration was reduced by 53% when compared to this prior history.  Maintenance of CRT, as measured by SD-OCT, from baseline to six months, has been observed in the three dosing cohorts. In Cohort 3, the mean CRT decreased by -14 µm from baseline to six months, with this cohort also receiving fewer anti-VEGF injections on average than Cohorts 1 and 2.  BCVA (as measured by Early Treatment Diabetic Retinopathy Study (ETDRS) letters) from baseline to six months was maintained across all cohorts. Subjects in Cohort 3 experienced a mean gain of +8 ETDRS letters, with this cohort also receiving fewer anti-VEGF injections on average than Cohorts 1 and 2.

•

Positive signals from clinical measures in Cohort 3 at six months indicate that this may be a clinically meaningful dose which we expect to use in a Phase II trial for wet AMD. Protein Levels at one month after administration of RGX-314 have been highest in Cohort 3, with a mean level over 100 ng/ml. Through six months, the majority of subjects treated in Cohort 3 have required minimal or no anti-VEGF injections, with maintenance of CRT and BCVA assessments showing maintenance or improvements in visual acuity.  Through six months, 50% of subjects treated from Cohort 3 were free of anti-VEGF intravitreal injections and have evidence of clinically meaningful measures in mean CRT (-21 μm) and mean BCVA (+8 ETDRS letters) at six months versus baseline and generally higher aqueous protein expression levels, as measured at one month.

Based on RGX-314 being well-tolerated and the dose-dependent effects observed on protein expression, reductions in anti-VEGF injections and improvements in visual acuity, we plan to evaluate the potential benefits of a higher dose of RGX-314. Based on an amendment filed with the FDA, we are cleared to proceed under the current IND with the initiation of dosing of an additional cohort (six participants) at a dose of 1.6 x 10^11 GC/eye (Cohort 4) and the first subject in Cohort 4 has been dosed.

We plan to initiate a Phase II trial for RGX-314 in 2019. Final determination of the study design is under way and we expect to engage with regulatory agencies before the end of 2018.

Interim Data Update for RGX-501

In our Phase I/II trial for HoFH, a total of six subjects with HoFH received a single administration of RGX-501 across two dose cohorts (three participants in each) at doses of 2.5 x 10^12 (Cohort I) and 7.5 x 10^12 (Cohort II) GC/kg body weight, respectively.  Below is a summary of the preliminary results of our Phase I/II trial as of July 27, 2018:

•

Subjects have been followed for an average of 63 weeks for Cohort I and 23 weeks for Cohort II.  As of July 27, 2018, there have been four SAEs reported during the 52-week active study period, two of which were reported as drug-related.  As previously reported in January 2018, one subject in Cohort I experienced a mild transitory activation of the innate immune system accompanied by hypotension and elevation in transaminases approximately 22 hours post dosing that resolved within a day. A second subject in Cohort II experienced transient, asymptomatic elevation in transaminases with a peak ALT of 1469 IU/L. This subject was briefly hospitalized to manage the transaminases and to perform additional assessments. All three subjects in Cohort II experienced an elevation in transaminases 4-6 weeks post-dosing. The peak ALTs were 165, 388, and 1469 IU/L in the three subjects. All three subjects were asymptomatic and responded rapidly to the initiation of prednisone followed by a slow taper, with normalization of the transaminases.

•

At 12 weeks, the three subjects in Cohort I did not show a clinically meaningful change in LDL-C levels.  We believe that the ability to assess LDL-C levels at 12 weeks in the three subjects in Cohort II may be confounded by the potential effects on the liver and the resulting steroid therapy.

After review of the interim data from both cohorts with an independent Data Safety Monitoring Board (DSMB), a protocol amendment is expected to be submitted to regulatory agencies that includes changes such as introduction of steroid prophylaxis and the primary evaluation of LDL-C at a later time point, such as 26 weeks, to ensure that steroid therapy has been discontinued. Based on the protocol amendment, we expect Cohort II to be expanded with additional subjects, and include steroid prophylaxis. A third dose cohort is planned, also including steroid prophylaxis, and will be initiated after the additional subjects in Cohort II reach approximately 12 weeks and an independent DSMB review is completed.

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively sublicense our proprietary adeno-associated virus gene therapy delivery platform (NAV Technology Platform) to other leading biotechnology companies, which we refer to as NAV Technology Licensees. As of June 30, 2018, our NAV Technology Platform was being applied in the development of more than 20 partnered product candidates by our NAV Technology Licensees. Sublicensing allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform, and creating potential additional revenue.

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

We license our NAV Technology Platform to other biotechnology and pharmaceutical companies. The terms of the licenses vary, however licenses may be exclusive or non-exclusive and may be sublicensable by the licensee. Licenses may grant intellectual property rights for purposes of internal and preclinical research and development only, or may include the rights, or options to obtain future rights, to commercialize drug therapies for specific diseases using the NAV Technology Platform. License agreements generally have a term at least equal to the life of the underlying patents, but are terminable at the option of the licensee. Consideration from licensees under our license agreements may include: (i) up-front fees, (ii) option fees to obtain additional licenses, (iii) annual maintenance fees, (iv) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (v) sublicense fees and (vi) royalties on sales of licensed products. To date we have not recognized any revenue from the achievement of sales-based milestones, royalties on sales of licensed products or sublicense fees.

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

We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	a Phase I clinical trial, and a planned Phase II clinical trial, to evaluate the safety and efficacy of our RGX-314 program for the treatment of wet AMD;
•	a Phase I/II clinical trial to evaluate the safety and efficacy of our RGX-501 program for the treatment of HoFH;
•	a Phase I clinical trial to evaluate the safety and efficacy of our RGX-111 program for the treatment of MPS I;
•	a Phase I/II clinical trial to evaluate the safety and efficacy of our RGX-121 program for the treatment of MPS II;
•	preclinical research and development for additional product candidates addressing other diseases in the retinal, metabolic and neurodegenerative therapeutic areas;
•	continued investment in advanced manufacturing analytics and process development activities; and
•	continued acquisition and manufacture of clinical trial materials in support of our anticipated clinical trials.

The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Direct Expenses
RGX-314	$1,528	$1,415	$3,148	$2,782
RGX-501	4,889	875	9,038	3,299
RGX-111	920	688	2,153	1,883
RGX-121	832	1,870	1,791	4,733
Total direct expenses:	8,169	4,848	16,130	12,697
Unallocated Expenses
Unallocated external expenses	3,037	2,211	5,653	4,599
Personnel-related	8,409	5,701	15,780	11,117
Facilities and depreciation expense	1,339	911	2,561	1,615
Other unallocated	532	246	912	508
Total unallocated expenses	13,317	9,069	24,906	17,839
Total research and development	$21,486	$13,917	$41,036	$30,536

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

License revenue

We have determined that all of our license agreements are contracts with customers within the scope of Topic 606. Although licenses are terminable at the option of licensee, we have determined that there is a substantive termination penalty associated with the termination of each license. Due to the substantive termination penalty, the contract term for purposes of applying Topic 606 is equal to the stated term of the license agreement, which is the life of the underlying licensed patents. Performance obligations under our license agreements include the delivery of intellectual property licenses to licensees as well as options granted to licensees to acquire future licenses to the extent the options represent material rights to the licensee. The transaction price for each license agreement is allocated to these performance obligations and recognized as revenue when the performance obligations are satisfied. Consideration allocated to performance obligations for the delivery of intellectual property licenses is recognized as revenue upon the delivery of the license(s) to the licensee, which generally occurs upon the execution of the license agreement. Consideration allocated to performance obligations for license options is recognized as revenue upon the earlier of the option exercise or expiration.

For license agreements which contain options for the licensee to purchase additional licenses in the future, we evaluate the options at the inception of the agreement to determine if they provide a material right to the licensee. In making this determination, we consider whether the optional licenses are priced at a discount to the standalone selling price for the licenses. For options granted which are deemed to be material rights to the licensee, we allocate a portion of the transaction price to the performance obligation for the option and recognize that consideration as revenue at the earlier of option exercise or expiration. Options which are not material rights to licensees are not considered performance obligations and are not accounted for as part of the license agreement until exercised by the licensee. Consideration contingent upon the exercise of options by licensees is excluded from the transaction price and not accounted for as part of the license agreement until the option is exercised. Upon the exercise of an option by a licensee, the additional consideration related to the option exercise is added to the transaction price and recognized as revenue upon the delivery of the newly purchased license.

We evaluate the transaction price for our license agreements at each reporting date. The transaction price for each license includes all fixed consideration, as well as variable consideration to the extent that it is probable that a significant reversal of revenue will not occur in the future. Fixed consideration under our license agreements includes up-front fees and annual maintenance fees. Variable consideration under our license agreements includes development and sales-based milestone payments, sublicense fees and royalties on sales of licensed products.

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

Royalties on sales of licensed products, sales-based milestone payments and sublicense fees based on the receipt of certain fees by licensees from any sublicensees are excluded from the transaction price for each license and recognized as revenue in the period that the related sales or sublicenses occur, provided that the associated license has been delivered to the licensee. To date we have not recognized any revenue from royalties on sales of licensed products, the achievement of sales-based milestones or sublicense fees.

We receive payments from licensees based on the billing schedules established in each license agreement. Amounts recognized as revenue which have not yet been received from licensees are recorded as accounts receivable when our rights to the consideration are conditional solely upon the passage of time. Amounts recognized as revenue which have not yet been received from licensees are recorded as contract assets when our rights to the consideration are not unconditional. Contract assets are recorded as other current assets on the consolidated balance sheets. If a licensee elects to terminate a license prior to the end of the license term, the licensed intellectual property is returned to us and any consideration recorded as accounts receivable or contract assets which is not contractually payable by the licensee is charged off as a reduction of license revenue in the period of the termination. Amounts received by us prior to the delivery of underlying performance obligations are deferred and recognized as revenue upon the satisfaction of the performance obligations.

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)
Revenues
License revenue	$40,031	$6,555	$33,476	$172,422	$7,010	$165,412
Other revenues	—	7	(7)	—	7	(7)
Total revenues	40,031	6,562	33,469	172,422	7,017	165,405
Expenses
Costs of revenues
Licensing costs	3,872	1,311	2,561	6,280	1,402	4,878
Other	—	6	(6)	—	6	(6)
Research and development	21,486	13,917	7,569	41,036	30,536	10,500
General and administrative	8,318	6,355	1,963	16,698	12,977	3,721
Other operating expenses	5	29	(24)	33	74	(41)
Total operating expenses	33,681	21,618	12,063	64,047	44,995	19,052
Income (loss) from operations	6,350	(15,056)	21,406	108,375	(37,978)	146,353
Other Income
Interest income from licensing	6,898	—	6,898	8,253	—	8,253
Investment income	1,196	583	613	2,055	1,512	543
Total other income	8,094	583	7,511	10,308	1,512	8,796
Income (loss) before income taxes	14,444	(14,473)	28,917	118,683	(36,466)	155,149
Income Tax Expense	(3,850)	—	(3,850)	(3,850)	—	(3,850)
Net income (loss)	$10,594	$(14,473)	$25,067	$114,833	$(36,466)	$151,299

Comparison of the Three Months Ended June 30, 2018 and 2017

License Revenue. License revenue increased by $33.5 million, from $6.6 million for the three months ended June 30, 2017 to $40.0 million for the three months ended June 30, 2018. This increase is primarily attributable to $40.0 million of license revenue recognized during the three months ended June 30, 2018 under our amended March 2014 license agreement with AveXis, Inc. (AveXis). In May 2018, AveXis was acquired by Novartis AG (Novartis), which triggered the acceleration of $100.0 million in license fees payable to us by AveXis. The payment of $100.0 million consisted of the acceleration of $60.0 million previously payable to us in two $30.0 million installments that were due in January 2019 and January 2020, as well as $40.0 million previously payable to us upon the achievement of a specified sales-based milestone. The present value of the two $30.0 million installment payments had previously been recognized as license revenue and accounts receivable in the first quarter of 2018 since the consideration was fixed and the license had been fully delivered to AveXis in January 2018. Upon the completion of the acquisition, the Company recognized $40.0 million of license revenue for the accelerated sales-based milestone payment, which had previously been excluded from the transaction price for the license agreement. The increase in license revenue during the three months ended June 30, 2018 also resulted in a $2.6 million increase in licensing costs incurred during the period related to the sublicense fees we are obligated to pay to our licensors.

Research and Development Expense. Research and development expenses increased by $7.6 million, from $13.9 million for the three months ended June 30, 2017 to $21.5 million for the three months ended June 30, 2018. This increase is primarily attributable to the following:

•

an increase of $2.7 million for personnel costs as a result of increased employee headcount of research and development personnel, including a $0.8 million increase in stock-based compensation expense;

•	an increase of $1.6 million for costs associated with clinical trial activities for our lead product candidates;
•	an increase of $1.5 million for externally sourced manufacturing-related and process development services; and
•

an increase of $1.3 million for laboratory costs and facilities and equipment used by research and development personnel, including a $0.2 million increase in depreciation expense allocated to research and development functions.

General and Administrative Expense. General and administrative expenses increased by $2.0 million, from $6.4 million for the three months ended June 30, 2017 to $8.3 million for the three months ended June 30, 2018. This increase is primarily attributable to the following:

•

an increase of $0.8 million for personnel costs as a result of increased employee headcount of general and administrative personnel, including a $0.7 million increase in stock-based compensation expense; and

•	an increase of $0.8 million for professional services, including legal, accounting, commercial and other advisory services.

Interest Income from Licensing. Interest income from licensing increased by $6.9 million, from $0 for the three months ended June 30, 2017 to $6.9 million for the three months ended June 30, 2018. In January 2018, we adopted new revenue recognition standards under Topic 606, the requirements of which have not been retrospectively applied to prior periods. Under Topic 606, we impute and recognize interest income related to significant financing components identified in our license agreements with NAV Technology Licensees. During the three months ended June 30, 2018, we recognized $6.8 million of interest income under our amended license with AveXis, $6.1 million of which was recognized upon the acceleration of license payments triggered by the acquisition of AveXis in May 2018.

Comparison of the Six Months Ended June 30, 2018 and 2017

License Revenue. License revenue increased by $165.4 million, from $7.0 million for the six months ended June 30, 2017 to $172.4 million for the six months ended June 30, 2018. This increase is primarily attributable to $172.1 million of license revenue recognized during the six months ended June 30, 2018 under our amended March 2014 license agreement with AveXis. The increase in license revenue during the six months ended June 30, 2018 also resulted in a $4.9 million increase in licensing costs incurred during the period related to the sublicense fees we are obligated to pay to our licensors.

Research and Development Expense. Research and development expenses increased by $10.5 million, from $30.5 million for the six months ended June 30, 2017 to $41.0 million for the six months ended June 30, 2018. This increase is primarily attributable to the following:

•

an increase of $4.7 million for personnel costs as a result of increased employee headcount of research and development personnel, including a $1.0 million increase in stock-based compensation expense;

•	an increase of $2.5 million for costs associated with clinical trial activities for our lead product candidates; and
•

an increase of $2.4 million for laboratory costs and facilities and equipment used by research and development personnel, including a $0.5 million increase in depreciation expense allocated to research and development functions.

General and Administrative Expense. General and administrative expenses increased by $3.7 million, from $13.0 million for the six months ended June 30, 2017 to $16.7 million for the six months ended June 30, 2018. This increase is primarily attributable to the following:

•	an increase of $1.5 million for professional services, including legal, accounting, commercial and other advisory services; and
•

an increase of $1.4 million for personnel costs as a result of increased employee headcount of general and administrative personnel, including a $1.1 million increase in stock-based compensation expense.

Interest Income from Licensing. Interest income from licensing increased by $8.3 million, from $0 for the six months ended June 30, 2017 to $8.3 million for the six months ended June 30, 2018. In January 2018, we adopted new revenue recognition standards under Topic 606, the requirements of which have not been retrospectively applied to prior periods. Under Topic 606, we impute and recognize interest income related to significant financing components identified in our license agreements with NAV Technology Licensees. During the six months ended June 30, 2018, we recognized $8.0 million of interest income under our amended license with AveXis, $6.1 million of which was recognized upon the acceleration of license payments triggered by the acquisition of AveXis in May 2018.

Liquidity and Capital Resources

As of June 30, 2018, we had cash, cash equivalents and marketable securities of $306.3 million, which were primarily derived from the sale of common stock and fees received from granting commercial licenses to our NAV Technology Platform to other biotechnology and pharmaceutical companies, including $180.0 million received from AveXis during the six months ended June 30, 2018. We expect that our cash, cash equivalents and marketable securities as of June 30, 2018, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan.

In January 2018, we amended our March 2014 license agreement with AveXis which modified its terms and conditions and provided additional intellectual property rights to AveXis. In consideration for the additional rights granted under the amended license agreement, AveXis paid the Company $80.0 million upon the effective date of the amendment. In addition, AveXis was obligated to pay us (i) $30.0 million on the first anniversary of the effective date of the January 2018 Amendment, (ii) $30.0 million on the second anniversary of the effective date of the January 2018 Amendment and (iii) potential sales-based milestone payments of up to $120.0 million. In the event of a change of control of AveXis, to the extent that any fee described in (i) or (ii) above, or the first $40.0 million of milestone payments described in (iii) above, had not yet been paid to us, AveXis was obligated to pay any such unpaid fee to us upon the change of control. In May 2018, AveXis was acquired by Novartis, which qualified as a change of control of AveXis under the January 2018 Amendment. Pursuant to the amended license, AveXis paid the Company $100.0 million in accelerated license payments following the change of control.

We have incurred cumulative losses since our inception and had an accumulated deficit of $68.1 million as of June 30, 2018. Our transition to recurring profitability is dependent upon the successful development, approval and commercialization of our product candidates and achieving a level of revenues adequate to support our cost structure. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Cash Flows

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$128,345	$(27,030)
Net cash used in investing activities	(75,453)	(22,412)
Net cash provided by financing activities	7,341	82,251
Net increase in cash and cash equivalents and restricted cash	$60,233	$32,809

Operating Activities

Our net cash provided by operating activities for the six months ended June 30, 2018 increased by $155.4 million from the six months ended June 30, 2017. This increase is primarily attributable to $180.0 million in license payments received by us during the six months ended June 30, 2018 under our amended March 2014 license agreement with AveXis, and is partially offset by an increase in operating expenses during the period.

For the six months ended June 30, 2018, our net cash provided by operating activities of $128.3 million consisted of net income of $114.8 million, $1.5 million in adjustments for non-cash items and changes in working capital of $12.0 million. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $7.3 million, depreciation and amortization expense of $1.7 million and net amortization of premiums on marketable debt securities of $0.7 million and were partially offset by imputed interest earned from our license agreements of $8.3 million. The change in working capital was primarily attributable to a decrease in accounts receivable of $8.9 million, an increase in accrued expenses and other current liabilities of $2.6 million and a decrease in prepaid expenses of $1.6 million. The decrease in accounts receivable is largely driven by the imputed interest recognized upon the acceleration of license payments under our amended license agreement with AveXis. The increase in accrued expenses and other current liabilities is largely driven by an increase in income taxes payable as of June 30, 2018, as a result of income generated during the period. The decrease in prepaid expenses is largely driven by a decrease in the amounts we were billed for at the end of the period, which are applicable to future periods of performance, for preclinical, manufacturing and clinical trial activities.

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

Investing Activities

For the six months ended June 30, 2018, net cash used in investing activities consisted of $139.1 million to purchase marketable securities and $5.0 million to purchase property and equipment, offset by $68.6 million in sales and maturities of marketable securities.

For the six months ended June 30, 2017, net cash used in investing activities consisted of $46.6 million to purchase marketable securities and $4.6 million to purchase property and equipment, offset by $28.8 million in sales and maturities of marketable securities.

Financing Activities

For the six months ended June 30, 2018, net cash provided by financing activities consisted of $7.3 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

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

We expect that our cash, cash equivalents and marketable securities as of June 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan. We intend to devote the majority of our current capital to clinical development and regulatory approval of our product candidates. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the amount of increased capital outlays and operating expenditures necessary to complete the development of product candidates. Additionally, our estimates are based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For additional information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our exposure to market risk during the six months ended June 30, 2018.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have limited clinical results for our product candidates.

Gene therapy development has inherent risks. Our lead product candidates have limited clinical and preclinical results and we may experience unexpected results in the future. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates containing our proprietary vectors are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials.

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

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia in trials using lentivirus vectors and death seen in other trials using adenovirus vectors. While new recombinant vectors have been designed to reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which could substantially limit the effectiveness of the treatment. In previous clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell response, whereby after the vector is within the target cell, the cellular immune response system triggers the removal of transduced cells by activated T-cells. Similarly, a T-cell response may be the cause of the transaminase elevations observed in the RGX-501 trial. In addition to side effects caused by product candidates, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur in our or third party trials, our clinical trials could be suspended or terminated.

As a result of these concerns, we may decide, or the FDA, the European Commission, the EMA or other regulatory authorities could order us, to halt, delay or amend preclinical development or clinical development of our product candidates or we may be unable to receive regulatory approval of our product candidates for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates and may harm our business, financial condition and prospects significantly.

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

We have generated non-recurring revenue from our NAV Technology Platform sublicensing and may not successfully expand our licensing activities.

Our ability to generate revenue from our NAV Technology Platform sublicensing depends on the acceptance by third parties of our NAV Technology Platform as their primary gene therapy technology and our ability to market and license our technology platform. We do not anticipate generating revenues from product sales for the next several years, if ever, as described elsewhere in these risk factors, and anticipate normally generating only limited revenue from our NAV Technology Platform sublicensing in the near future. To date, a significant portion of our revenues have been generated from the sublicensing of rights to our NAV Technology Platform. Our ability to generate future revenues from our NAV Technology Platform sublicensing depends on many factors, including:

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. On January 1, 2019, we will no longer be an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act), and our management report on internal control over financial reporting will need to be attested to by our independent registered public accounting firm. To date, we have not had our independent registered public accounting firm attest to our management report on internal control over financial reporting. Had our independent registered public accounting firm performed an evaluation of the effectiveness of our internal control over financial reporting in accordance with Section 404, it is possible that material weaknesses may have been identified.

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

Risks Related to Third Parties

We rely on third parties to conduct certain preclinical research and development activities and aspects of our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the preclinical research and development activities and trials as required, our preclinical and clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We do not have the ability to conduct all aspects of our preclinical research and development activities or clinical trials ourselves. We are dependent on third parties to conduct the clinical trials for RGX-501 and certain aspects of our clinical trials for other product candidates and, therefore, the timing of the initiation and completion of these trials may be controlled by such third parties and may occur on substantially different timing from our estimates. Specifically, we rely on Penn to conduct our Phase I/II clinical trial for RGX-501, we rely on Penn and other third parties to conduct a portion of our preclinical research and development activities and we may also rely on CROs, medical institutions, clinical investigators, consultants or other third parties to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. A loss or deterioration of our relationships with such third parties or the principal investigators for our preclinical and clinical programs could materially harm our business.

There is no guarantee that Penn or any other third party on which we rely for our preclinical research and development activities and the administration and conduct of our clinical trials will devote adequate time and resources to such activities or trials or perform as contractually required. If any such third party fails to meet expected deadlines, fails to adhere to our preclinical or clinical protocols or otherwise performs in a substandard manner, our preclinical programs and clinical trials may be extended, delayed, or terminated, which could materially harm our business. Additionally, if any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in our ongoing clinical trials unless we are able to transfer those subjects to another qualified clinical trial site. Furthermore, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized, which could result in substantial delays in our clinical trials and materially harm our business.

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

The collection and use of personal health data in the European Union is governed by the General Data Protection Regulation (GDPR) and Member States’ national data protection laws. GDPR imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and using third party processors in connection with the processing of the personal data. GDPR also imposes strict rules on the transfer of personal data out of the European Union, including to the United States. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the European Union Member States may result in fines and other administrative penalties. GDPR includes substantial fines for breaches of the data protection rules. GDPR may increase our responsibility and liability in relation to personal data that we process. To comply with the data protection rules imposed by GDPR, we may be required to put in place additional mechanisms ensuring compliance. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

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

We rely on third parties for aspects of our business. Our revenue for the six months ended June 30, 2018 and the year ended December 31, 2017 consisted primarily of license revenue. One customer accounted for approximately 99% of our total revenue for the six months ended June 30, 2018. One customer accounted for approximately 68% of our total revenue for the year ended December 31, 2017. No other customer accounted for more than 10% of revenue for the year ended December 31, 2017. Future license revenue is uncertain due to the contingent nature of our licenses granted to third-parties.

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

We sometimes collaborate with non-profit and academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Some of these institutions may provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration, and any patentable inventions developed under our sponsored research agreement entered into with Penn in December 2014 automatically accrue to our existing license with Penn. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

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

Commencing January 1, 2019, we will no longer be an emerging growth company and the reduced disclosure and governance requirements applicable to emerging growth companies will no longer apply to us.

We currently are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

As of June 30, 2018, the market value of our common stock that was held by non-affiliates exceeded $700 million and, therefore, we will be a large accelerated filer and will no longer qualify for emerging growth company status commencing January 1, 2019. As a large accelerated filer, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company, beginning with our Annual Report on Form 10-K for the fiscal year 2018. These requirements include:

•	compliance with the auditor attestation requirements of Section 404;
•

compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

•	full disclosure obligations regarding executive compensation; and
•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We incur substantial costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur, and particularly commencing January 1, 2019, when we will no longer be an emerging growth company, we will incur further, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance as a public company.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Commencing January 1, 2019, when we will no longer be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. In an effort to achieve compliance with Section 404 within the prescribed period, we have incurred costs associated with the documentation and evaluation of our internal control over financial reporting. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to assess and document the adequacy of internal control over financial reporting. We will need to continue to improve our control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This continuous process is both costly and challenging and despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language):

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

REGENXBIO Inc.

Dated: August 8, 2018	/s/ Kenneth T. Mills
Kenneth T. Mills
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2018	/s/ Vittal Vasista
Vittal Vasista
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)