Form 10-Q
period 2018-09-30
REGENXBIO Inc.
filed 2018-11-07
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2018, there were 35,840,359 outstanding shares of the registrant’s common stock, par value $0.0001 per share.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

You also may view and download copies of our SEC filings free of charge at our website, www.regenxbio.com. The information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and is not considered part of, this Quarterly Report on Form 10-Q. Investors should also note that we use our website, as well as SEC filings, press releases, public conference calls and webcasts, to announce financial information and other material developments regarding our business. We use these channels, as well as any social media channels listed on our website, to communicate with investors and members of the public about our business. It is possible that the information that we post on our social media channels could be deemed material information. Therefore, we encourage investors, the media and others interested in our company to review the information that we post on our social media channels.

As used in this Quarterly Report on Form 10-Q, the terms “REGENXBIO,” “we,” “us,” “our” or the “Company” mean REGENXBIO Inc. and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

NAV, REGENXBIO and the REGENXBIO logos are our registered trademarks. Any other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$142,423	$46,656
Marketable securities	230,166	114,122
Accounts receivable	2,626	473
Prepaid expenses	6,308	5,334
Other current assets	4,834	1,412
Total current assets	386,357	167,997
Marketable securities	102,296	15,616
Accounts receivable	4,600	—
Property and equipment, net	19,856	13,977
Restricted cash	225	225
Other assets	1,650	862
Total assets	$514,984	$198,677
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,214	$4,832
Accrued expenses and other current liabilities	13,306	9,605
Deferred revenue	600	—
Total current liabilities	19,120	14,437
Deferred rent, net of current portion	1,116	1,211
Other liabilities	691	—
Total liabilities	20,927	15,648
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at September 30, 2018 and December 31, 2017; 35,704 and 31,295 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	4	3
Additional paid-in capital	582,249	371,497
Accumulated other comprehensive loss	(874)	(715)
Accumulated deficit	(87,322)	(187,756)
Total stockholders’ equity	494,057	183,029
Total liabilities and stockholders’ equity	$514,984	$198,677

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
License revenue	$5,306	$1,335	$177,728	$8,345
Other revenues	—	1	—	8
Total revenues	5,306	1,336	177,728	8,353
Expenses
Costs of revenues
Licensing costs	517	683	6,797	2,085
Other	—	—	—	6
Research and development	18,508	12,518	59,544	43,054
General and administrative	9,008	9,444	25,706	22,421
Other operating expenses (income)	(2)	—	31	74
Total operating expenses	28,031	22,645	92,078	67,640
Income (loss) from operations	(22,725)	(21,309)	85,650	(59,287)
Other Income
Interest income from licensing	109	—	8,362	—
Investment income	2,122	603	4,177	2,115
Total other income	2,231	603	12,539	2,115
Income (loss) before income taxes	(20,494)	(20,706)	98,189	(57,172)
Income Tax Benefit (Expense)	1,292	—	(2,558)	—
Net income (loss)	$(19,202)	$(20,706)	$95,631	$(57,172)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of reclassifications and income tax expense	(103)	93	(159)	(521)
Total other comprehensive income (loss)	(103)	93	(159)	(521)
Comprehensive income (loss)	$(19,305)	$(20,613)	$95,472	$(57,693)
Net income (loss) applicable to common stockholders	$(19,202)	$(20,706)	$95,631	$(57,172)
Net income (loss) per share:
Basic	$(0.56)	$(0.67)	$2.94	$(1.94)
Diluted	$(0.56)	$(0.67)	$2.67	$(1.94)
Weighted-average common shares outstanding:
Basic	33,988	30,940	32,576	29,440
Diluted	33,988	30,940	35,875	29,440

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$95,631	$(57,172)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation expense	11,755	7,809
Net amortization of premiums and accretion of discounts on marketable debt securities	889	1,410
Depreciation and amortization	2,671	1,963
Net realized losses (gains) on sales of marketable securities	15	(479)
Imputed interest income from licensing	(8,362)	—
Non-cash consideration received for licenses granted	—	(420)
Other non-cash adjustments	12	39
Changes in operating assets and liabilities
Accounts receivable	6,986	150
Prepaid expenses	(974)	(1,450)
Other current assets	(3,072)	(380)
Other assets	(788)	(109)
Accounts payable	156	1,142
Accrued expenses and other current liabilities	3,438	3,449
Deferred revenue	600	—
Deferred rent	(41)	(118)
Other liabilities	(128)	—
Net cash provided by (used in) operating activities	108,788	(44,166)
Cash flows from investing activities
Purchases of marketable securities	(319,897)	(46,593)
Maturities of marketable securities	116,110	47,225
Sales of marketable securities	—	780
Purchases of property and equipment	(8,389)	(5,059)
Net cash used in investing activities	(212,176)	(3,647)
Cash flows from financing activities
Proceeds from exercise of stock options	9,051	752
Proceeds from issuance of common stock under employee stock purchase plan	850	556
Proceeds from public offering of common stock, net of underwriting discounts and commissions	189,716	81,994
Issuance costs for public offering of common stock	(462)	(445)
Net cash provided by financing activities	199,155	82,857
Net increase in cash and cash equivalents and restricted cash	95,767	35,044
Cash and cash equivalents and restricted cash
Beginning of period	46,881	25,065
End of period	$142,648	$60,109
Supplemental disclosures of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$174	$—
Non-cash consideration received for licenses granted	$—	$420
Issuance costs for public offering of common stock in accounts payable and accrued expenses	$157	$—

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

Liquidity and Risks

In August 2018, the Company completed a follow-on public offering of 3,105,000 shares of its common stock (inclusive of 405,000 shares pursuant to the full exercise by the underwriters of their option to purchase additional shares) at a price of $65.00 per share. The aggregate net proceeds received by the Company from the offering, inclusive of the underwriters’ option exercise, were $189.1 million, net of underwriting discounts and commissions and offering expenses payable by the Company.

As of September 30, 2018, the Company had generated an accumulated deficit of $87.3 million since inception. As the Company has incurred cumulative losses since inception, transition to recurring profitability is dependent upon the successful development, approval and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve recurring profitability, and unless and until it does, the Company will continue to need to raise additional capital. As of September 30, 2018, the Company had cash, cash equivalents and marketable securities of $474.9 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 6, 2018. Certain information and footnote disclosures required by GAAP which are normally included in the Company’s annual consolidated financial statements have been omitted pursuant to SEC rules and regulations for interim reporting. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which include all normal and recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2018, and the results of its operations and its cash flows for the interim periods ended September 30, 2018 and 2017.

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

Receivables are stated net of an allowance for doubtful accounts, if deemed necessary based on the Company’s evaluation of collectability using specific identification of account balances, the credit profile of its customers and historical information regarding write-offs. Account balances are charged off against the allowance when the potential for recovery is considered remote. The Company did not record an allowance for doubtful accounts as of September 30, 2018 or December 31, 2017.

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

License revenue

The Company licenses its NAV Technology Platform to other biotechnology and pharmaceutical companies. The terms of the licenses vary, and licenses may be exclusive or non-exclusive and may be sublicensable by the licensee. Licenses may grant intellectual property rights for purposes of internal and preclinical research and development only, or may include the rights, or options to obtain future rights, to commercialize drug therapies for specific diseases using the Company’s NAV Technology Platform. License agreements generally have a term at least equal to the life of the underlying patents, but are terminable at the option of the licensee. Consideration to the Company under its license agreements may include: (i) up-front fees, (ii) option fees to obtain additional licenses, (iii) annual maintenance fees, (iv) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (v) sublicense fees and (vi) royalties on sales of licensed products.

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

Stock-based Compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees and nonemployees, including stock options and restricted stock units, to be recognized in the consolidated statement of operations and comprehensive loss based on their fair values.

The Company’s stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees and nonemployees with service-based vesting conditions is recognized on a straight-line basis based on the estimated grant date fair value over the associate service period of the award, which is generally the vesting term. Compensation expense related to awards to employees and nonemployees with performance-based vesting conditions is recognized based on the estimated grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

The Company estimates the fair value of its stock option awards to employees and nonemployees using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (i) the fair value of the underlying common stock, (ii) the expected stock price volatility, (iii) the expected term of the award, (iv) the risk-free interest rate and (v) expected dividends. Due to the lack of Company-specific historical and implied volatility data of its common stock, the Company has based its estimate of expected volatility on its own historical volatility as well as the historical volatility of a group of similar companies that are publicly traded. Due to the lack of historical trading data for its common stock, the Company places a higher weight on the historical volatility of the selected peer group in estimating historical volatility. When selecting these public companies on which it has based its expected stock price volatility, the Company selects companies with comparable characteristics to it, including enterprise value, risk profiles and position within the industry and with historical share price information sufficient to meet the expected term of the Company’s stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this method of estimating expected volatility until a sufficient amount of historical information regarding the volatility of its own common stock price becomes available. The Company estimates the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. For stock options granted to nonemployees, the Company uses the contractual term of the award rather than expected term to estimate the fair value of the award. The Company estimates the risk-free interest rates for periods within the expected term of its options based on the rates of U.S. Treasury securities with maturity dates commensurate with the expected term of the associated awards. The Company has never paid and does not expect to pay dividends in the foreseeable future.

The Company estimates the fair value of restricted stock units based on the fair value of the Company’s common stock on the date of the grant.

On July 1, 2018, the Company adopted ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting. Prior to the adoption of this standard, compensation expense for the Company’s stock-based awards to nonemployees was based on the then-current fair value of the awards at each reporting date prior to the measurement date, which is generally the vesting date. Upon the adoption of ASU 2018-07, these awards will no longer be remeasured and any new stock-based awards granted to nonemployees after the adoption of the new standard will be measured at the estimated grant date fair value of the awards.

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

Recent Accounting Pronouncements

Adoption of ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (Topic 605). Effective January 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method. Under this method, the Company applied Topic 606 to all contracts with customers which were not completed as of January 1, 2018 and recorded the cumulative impact of the adoption as an adjustment to its accumulated deficit on January 1, 2018. The Company’s financial results for periods ending after January 1, 2018 are presented in accordance with the requirements of Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605. Please refer to Revenue Recognition above for additional information on Topic 606, including a description of the Company’s revenue recognition policies upon adoption.

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

The following tables present the effects of the adoption of Topic 606 on each financial statement line item of the Company’s financial statements for the interim periods ended September 30, 2018 (in thousands, except per share data):

	As of September 30, 2018
		Impact of	Results Without
		Adoption of	Adoption of
	As Reported	Topic 606	Topic 606
Consolidated Balance Sheet
Assets:
Accounts receivable, current	$2,626	$626	$2,000
Accounts receivable, non-current	$4,600	$4,600	$—
Prepaid expenses	$6,308	$60	$6,248
Other current assets	$4,834	$2,000	$2,834
Liabilities:
Accrued expenses and other current liabilities	$13,306	$322	$12,984
Deferred revenue	$600	$600	$—
Other liabilities	$691	$691	$—
Stockholdersʼ Equity:
Accumulated deficit	$(87,322)	$5,673	$(92,995)

	Three Months Ended September 30, 2018
		Impact of	Results Without
		Adoption of	Adoption of
	As Reported	Topic 606	Topic 606
Consolidated Statement of Operations
Revenues:
License revenue	$5,306	$2,066	$3,240
Expenses:
Licensing costs	$517	$193	$324
Other Income:
Interest income from licensing	$109	$109	$—
Net Income (Loss)	$(19,202)	$1,982	$(21,184)
Net Income (Loss) Per Share:
Basic	$(0.56)	$0.06	$(0.62)
Diluted	$(0.56)	$0.06	$(0.62)

	Nine Months Ended September 30, 2018
		Impact of	Results Without
		Adoption of	Adoption of
	As Reported	Topic 606	Topic 606
Consolidated Statement of Operations
Revenues:
License revenue	$177,728	$(7,462)	$185,190
Expenses:
Licensing costs	$6,797	$30	$6,767
Other Income:
Interest income from licensing	$8,362	$8,362	$—
Net Income (Loss)	$95,631	$870	$94,761
Net Income (Loss) Per Share:
Basic	$2.94	$0.03	$2.91
Diluted	$2.67	$0.03	$2.64

	Nine Months Ended September 30, 2018
		Impact of	Results Without
		Adoption of	Adoption of
	As Reported	Topic 606	Topic 606
Consolidated Statement of Cash Flows
Cash Flows from Operating Activities:
Net income	$95,631	$870	$94,761
Imputed interest income from licensing	$(8,362)	$(8,362)	$—
Changes in accounts receivable	$6,986	$8,513	$(1,527)
Changes in prepaid expenses	$(974)	$(60)	$(914)
Changes in other current assets	$(3,072)	$(1,650)	$(1,422)
Changes in accrued expenses and other current liabilities	$3,438	$217	$3,221
Changes in deferred revenue	$600	$600	$—
Changes in other liabilities	$(128)	$(128)	$—

The most significant effects that the adoption of Topic 606 had on the results of operations for the three and nine months ended September 30, 2018, as compared to what results would have been if Topic 605 had continued to be applied, is the amount of (i) license revenue recognized related to licensee development milestones and (ii) interest income from licensing recognized as a result of significant financing components identified within the Company’s license agreements. Under Topic 606, development milestone payments from licensees are recognized as revenue to the extent that the development milestone is probable of achievement by the licensee and the underlying license has been delivered to the licensee by the Company. Under Topic 605, development milestone payments, if substantive, were not recognized as revenue until the development milestone was achieved by the licensee. During the three and nine months ended September 30, 2018, the Company recognized $2.0 million of license revenue, which would not have been recognized under the requirements of Topic 605, related to development milestones which were not achieved as of September 30, 2018 but were deemed probable of achievement by licensees and recorded as contract assets within other current assets on the

Company’s consolidated balance sheet. Additionally, under Topic 606, if a significant financing component is identified within a license agreement, the Company is required to adjust the amount of revenue recognized upon the delivery of the license to the present value of the underlying consideration. The discounted portion of the consideration is recognized as interest income from licensing over the financing term of the license agreement. Under Topic 605, the amount of revenue recognized from the delivery of licenses is not adjusted for significant financing components. During the three and nine months ended September 30, 2018, the Company recognized $0.1 million and $8.4 million, respectively, of interest income from licensing as a result of significant financing components identified in its license agreements. The Company would not have recognized any interest income from significant financing components during these periods under the requirements of Topic 605.

Other recently adopted accounting pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting which supersedes the existing guidance for accounting for stock-based awards to nonemployees under ASC 505-50, Equity—Equity-based Payments to Nonemployees. The new guidance expands the scope of Topic 718 to include stock-based awards to nonemployees for goods or services. Consequently, the accounting for stock-based awards to employees and nonemployees will be substantially aligned. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company elected to early adopt this standard effective July 1, 2018, which required the Company to remeasure all of its outstanding stock-based awards to nonemployees which do not yet have established measurement dates to the estimated fair value on the adoption date. These awards, which consisted solely of stock options granted to third-party advisors with performance-based vesting conditions, will no longer be remeasured and any new stock-based awards granted to nonemployees after the adoption of the new standard will be measured at the estimated grant date fair value of the awards. The new standard requires the cumulative effect of the adoption on the adoption date to be presented as an adjustment to retained earnings as of the beginning of the year of adoption. On the adoption date, the Company had no unvested and outstanding stock-based awards to nonemployees which were probable of vesting. Accordingly, the adoption of this standard required no retrospective adjustment and did not have a material impact on the Company’s financial position or results of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when modification accounting should be applied for changes to terms or conditions of a stock-based award. The standard is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted, and is to be applied prospectively upon adoption. The Company adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

The Company’s restricted cash consists of money market mutual funds used to collateralize an irrevocable letter of credit as required by the Company’s lease agreement for its office space in New York, New York. The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported on the consolidated balance sheets to the total of these amounts as reported at the end of the period in the consolidated statements of cash flows (in thousands):

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$142,423	$59,884
Restricted cash	225	225
Total cash and cash equivalents and restricted cash	$142,648	$60,109

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

Recent accounting pronouncements not yet adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements regarding fair value measurements. The standard is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted upon issuance. The Company does not believe the application of this standard will have a material impact on the Company’s disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements which clarify and simplify multiple aspects of the guidance under Topic 842. The standards are effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company plans to adopt these standards using the modified retrospective transition method and will apply to leases in effect as of, or entered into after, January 1, 2019. The Company believes the new standards will significantly impact the accounting for its operating leases for office and laboratory facilities as well as any embedded leases within the Company’s service contracts. The Company expects the adoption of these standards will have a material impact on the Company’s consolidated balance sheet, as they will require the Company to recognize a right-of-use asset and lease liability for each of its lease agreements within the scope of the new standard. However, the Company does not expect the adoption of these standards to have a material impact on the Company’s results of operations.

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2018
U.S. government and federal agency securities	$68,437	$—	$(145)	$68,292
Certificates of deposit	6,806	—	—	6,806
Corporate bonds	257,658	5	(299)	257,364
	$332,901	$5	$(444)	$332,462

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017
Corporate bonds	$130,018	$2	$(282)	$129,738
	$130,018	$2	$(282)	$129,738

As of September 30, 2018 and December 31, 2017, no available-for-sale securities had remaining maturities greater than three years.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of September 30, 2018 and December 31, 2017, the balance in the Company’s accumulated other comprehensive loss consisted solely of net unrealized gains and losses on available-for-sale securities, net of income tax effects and reclassification adjustments for realized gains and losses. During the three months and nine months ended September 30, 2018, the Company recognized net unrealized losses on available-for-sale securities of $0.1 million and $0.2 million, respectively, and income tax expense of $0 in other comprehensive income (loss) for the period. The Company recognized net realized losses of less than $0.1 million on the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2018, which were reclassified out of accumulated other comprehensive loss during the period and are included in investment income in the consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2017, the Company recognized net unrealized gains (losses) on available-for-sale securities of $0.1 million and less than $(0.1) million, respectively, and income tax expense of $0 in other comprehensive income (loss) for the period. The Company recognized net realized gains of less than $0.1 million and $0.5 million on the sale or maturity of marketable securities during the three and nine months ended September 30, 2017, respectively, which were reclassified out of accumulated other comprehensive loss during the period and are included in investment income in the consolidated statements of operations and comprehensive income (loss).

The following tables present the fair values and unrealized losses of marketable securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
U.S. government and federal agency securities	$68,292	$(145)	$—	$—	$68,292	$(145)
Corporate bonds	222,129	(259)	10,588	(40)	232,717	(299)
	$290,421	$(404)	$10,588	$(40)	$301,009	$(444)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Corporate bonds	$109,238	$(180)	$17,124	$(102)	$126,362	$(282)
	$109,238	$(180)	$17,124	$(102)	$126,362	$(282)

As of September 30, 2018, securities held by the Company which were in an unrealized loss position consisted of 106 investment grade fixed income security positions. The Company has the intent and ability to hold such securities until recovery and has determined that none of its investments were other-than-temporarily impaired as of September 30, 2018 or December 31, 2017.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2018
Cash equivalents:
Money market mutual funds	$—	$136,761	$—	$136,761
Corporate bonds	—	5,644	—	5,644
Total cash equivalents	—	142,405	—	142,405
Marketable securities:
Certificates of deposit	—	6,806	—	6,806
U.S. government and federal agency securities	—	68,292	—	68,292
Corporate bonds	—	257,364	—	257,364
Total marketable securities	—	332,462	—	332,462
Total cash equivalents and marketable securities	$—	$474,867	$—	$474,867

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2017
Cash equivalents:
Money market mutual funds	$—	$46,646	$—	$46,646
Total cash equivalents	—	46,646	—	46,646
Marketable securities:
Corporate bonds	—	129,738	—	129,738
Total marketable securities	—	129,738	—	129,738
Total cash equivalents and marketable securities	$—	$176,384	$—	$176,384

There were no transfers of financial instruments between levels of the fair value hierarchy during the nine months ended September 30, 2018.

Management estimates that the carrying amounts of its current accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Non-current accounts receivable are recorded at their present values using a discount rate that is based on prevailing market rates and the credit profile of the licensee on the date the amounts are initially recorded. Management does not believe there have been any significant changes in market conditions that would cause the discount rates used to be significantly different from those that would be used as of September 30, 2018 to determine the present value of the receivables. Accordingly, management estimates that the carrying value of its non-current accounts receivable approximates the fair value of those instruments.

The Company’s non-marketable equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. As of September 30, 2018 and December 31, 2017, non-marketable equity securities had carrying values of $0.4 million and are included in other assets on the consolidated balance sheets. Since the acquisition of the securities, the Company has not identified any observable price changes or changes in circumstances that would have an adverse effect on the fair value of its non-marketable equity securities as of September 30, 2018. No impairment losses on non-marketable equity securities were recorded during the three and nine months ended September 30, 2018 and 2017.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Lab equipment	$11,129	$8,561
Computer equipment and software	1,945	1,481
Furniture and fixtures	1,872	1,384
Leasehold improvements	10,836	5,828
Total property and equipment	25,782	17,254
Accumulated depreciation and amortization	(5,926)	(3,277)
Property and equipment, net	$19,856	$13,977

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

In March 2015, the Company entered into a non-cancelable operating lease for office space at 9712 Medical Center Drive in Rockville, Maryland (the 9712 Medical Center Drive Lease). The lease term commenced in April 2015. Monthly payments under the lease began in October 2015 and escalate annually in accordance with the lease agreement.

In September 2015, November 2015, July 2017 and April 2018, the Company amended the 9712 Medical Center Drive Lease to include additional office and laboratory space at 9714 Medical Center Drive, and ultimately extend the term of the lease to September 2021. The Company has options to extend the term of the 9712 Medical Center Drive Lease for up to six additional years. Under the amended lease, the Company has received a $0.4 million tenant improvement allowance from the landlord which will be deferred and amortized on a straight-line basis as a reduction of rent expense over the term of the lease.

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

In May 2016, the Company entered into a 51-month, non-cancelable operating lease for additional office space at 400 Madison Avenue in New York, New York. The lease commenced in July 2016, and expires in October 2020. Monthly payments under the lease began in October 2016 and escalate annually in accordance with the lease agreement. Under the terms of the lease agreement, the Company has provided the landlord with an irrevocable letter of credit of $0.2 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease. As of September 30, 2018, the Company has recorded restricted cash of $0.2 million as collateral to the financial institution which issued the letter of credit.

In September 2018, the Company entered into a 39-month, non-cancelable operating lease for additional office and laboratory space at 9600 Medical Center Drive in Rockville, Maryland. The lease commenced in October 2018, and expires in December 2021. Monthly payments under the lease begin in December 2018 and escalate annually in accordance with the lease agreement.

As of September 30, 2018, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating
Leases
2018 (remainder of year)	$660
2019	2,946
2020	2,975
2021	2,335
2022	621
Thereafter	479
Total minimum lease payments	$10,016

In November 2018, the Company entered into an operating lease for approximately 132,000 square feet of office and laboratory facilities in a new building to be constructed at 9800 Medical Center Drive in Rockville, Maryland (the 9800 Medical Center Drive Lease). Construction of the new building, which will be conducted by the landlord, is expected to be completed in mid-2020 and the lease will expire approximately 16 years from the delivery of the leased premises to the Company, subject to certain extension and termination options. Under the terms of the 9800 Medical Center Drive Lease, the Company will receive a $14.6 million tenant improvement allowance from the landlord to construct additional improvements to the leased premises. The Company has the option to extend the term of the lease for up to 10 additional years and the option to terminate the lease after 12 years from the delivery of the leased premises to the Company. If the Company elects to terminate the lease, it will be subject to a termination fee equal to the unamortized tenant improvement allowance, rent abatement and landlord commissions as of the termination date, bearing interest at 5% per annum, plus four months of base rent and operating expenses. Additionally, after delivery of the leased premises under the 9800 Medical Center Drive Lease, the Company will have the option to terminate the 9712 Medical Center Drive Lease with six months’ notice. Monthly payments under the 9800 Medical Center Drive Lease begin approximately 12 months from the delivery of the leased premises to the Company and escalate annually in accordance with the lease agreement. Total future minimum lease payments under the 9800 Medical Center Drive Lease, which are subject to adjustment based on the actual square footage of the facility to be constructed, are estimated to be $87.6 million and payments are expected to begin in 2021.

Licenses Granted to the Company

The Company licenses intellectual property from third-parties, primarily for technology used in the Company’s product candidates and development programs and which may be sublicensed to NAV Technology Licensees. Licenses granted to the Company may require the Company to make future payments relating to sublicense fees, milestone fees for milestones achieved in the future and royalties on future sales of licensed products. Additionally, the Company may be responsible for the cost of the maintenance of the intellectual property as incurred by its licensors. Up-front fees to obtain licensed technology are included in research and development expenses and patent maintenance costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). Sublicense fees are based on a specified percentage of license fees earned by the Company and are included in licensing costs in the consolidated statements of operations and comprehensive income (loss). Milestone fees are included in licensing costs in the consolidated statements of operations and comprehensive loss if the underlying milestone is achieved by a licensee, or in research and development expense if the underlying milestone is achieved by the Company as a result of the development of its product candidates. Royalties on sales of licensed reagents for use in research and development are included in other costs of revenue in the consolidated statements of operations and comprehensive income (loss). The Company has not commercialized any product candidates or paid any royalties under these agreements other than for the sales of licensed reagents.

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

Expenses incurred by the Company related to its license from Penn were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sublicense fees	$(14)	$92	$(14)	$793
Royalties on sales of reagents	—	—	—	4
Maintenance of licensed patents	—	28	117	197
	$(14)	$120	$103	$994

As of September 30, 2018 and December 31, 2017, the Company had accrued $0.1 million and less than $0.1 million, respectively, in expenses payable to Penn under the license agreement, which are included in accounts payable, accrued expenses and other current liabilities and other liabilities on the Company’s consolidated balance sheets.

GlaxoSmithKline LLC. In March 2009, the Company entered into a license agreement, which was amended in April 2009, with GlaxoSmithKline LLC (GSK) for exclusive, worldwide rights to certain patents underlying the Company’s NAV Technology Platform which are owned by Penn and exclusively licensed to GSK. Under the terms of the agreement, in consideration for the license, the Company issued to GSK a 19.9% equity interest in the Company on a fully diluted basis after issuance. The Company is obligated to pay GSK royalties on net sales and sublicense fees, if any. Additionally, the Company is obligated to reimburse GSK for certain costs incurred and invoiced to the Company related to the maintenance of the licensed patents. The Company is also obligated to pay GSK up to $1.5 million upon the achievement of various milestones. From the inception of the agreement through September 30, 2018, the Company has incurred $0.5 million for milestones that have been achieved or are deemed probable of achievement.

Expenses incurred by the Company related to its license from GSK were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sublicense fees	$531	$92	$6,561	$793
Royalties on sales of reagents	—	—	—	2
Milestone fees	—	500	—	500
Maintenance of licensed patents	163	290	653	449
	$694	$882	$7,214	$1,744

As of September 30, 2018 and December 31, 2017, the Company had accrued $1.7 million and $0.3 million, respectively, in expenses payable to GSK under the license agreement, which are included in accounts payable, accrued expenses and other current liabilities and other liabilities on the Company’s consolidated balance sheets.

Other Licenses

In November 2014, the Company entered into a license agreement, which was amended in November 2016, with Regents of the University of Minnesota (Minnesota), for an exclusive license under Minnesota’s interest in certain patent rights which are co-owned by Minnesota and the Company to commercialize products covered by the licensed patent rights in any country or territory in which a licensed patent has been issued and is unexpired, or a licensed patent application is pending. In consideration for the license, the Company paid an up-front fee, and reimbursed Minnesota for patent maintenance expenses incurred to date. Under the terms of the agreement, the Company is obligated to pay Minnesota annual maintenance fees, royalties on net sales and sublicense fees, if any, and fees upon the achievement of various milestones. In November 2016, the license with Minnesota was amended to include additional patent rights. In consideration for the additional patent rights, the Company paid an up-front fee.

In August 2018, the Company entered into a license agreement with Emory University (Emory) for an exclusive license under Emory’s interest in certain patent rights which are co-owned by Emory and the Company to commercialize products covered by the licensed patent rights in any country or territory in which a licensed patent has been issued and is unexpired, or a licensed patent application is pending. In consideration for the license, the Company paid an up-front fee and is obligated to reimburse Emory for patent prosecution and maintenance expenses and pay Emory annual maintenance fees under certain circumstances, royalties on net sales and sublicense fees, if any, and fees upon the achievement of various milestones for the first licensed product.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s potential exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2018 and December 31, 2017, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded any related liabilities.

European Patent Office Proceeding

In June 2017, a third party filed an opposition with the European Patent Office (EPO) challenging the validity of a European patent owned by Penn for the AAV8 vector, which the Company has exclusively licensed (EU AAV8 Patent). The EPO conducted oral proceedings in October 2018, and upheld the validity of the EU AAV8 Patent subject to certain amendments made during the proceeding. As of September 30, 2018, the Company has not recorded any liabilities related to this matter.

7. License Revenue

Effective January 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method and has applied the new standard to all of its license agreements in effect as of January 1, 2018. Please refer to Note 2 for additional information regarding the adoption of Topic 606. License revenue for periods ending after January 1, 2018 is presented in accordance with the requirements of Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605 and accordingly, may not be comparable.

As of September 30, 2018, the Company’s NAV Technology Platform was being applied in the development of more than 20 partnered product candidates by its NAV Technology Licensees. Consideration to the Company under its license agreements may include: (i) up-front fees, (ii) option fees to obtain additional licenses, (iii) annual maintenance fees, (iv) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (v) sublicense fees and (vi) royalties on sales of licensed products. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees. To date the Company has not recognized any revenue from the achievement of sales-based milestones, royalties on sales of licensed products or sublicense fees.

Development milestone payments are only included in the transaction price of each license and recognized as revenue to the extent they are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as revenue in the period of achievement. As of September 30, 2018, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, contained unachieved development milestones which could result in aggregate milestone fees payable to the Company of up to $27.4 million upon the commencement of various stages of clinical trials, $45.5 million upon the submission of regulatory approval filings, $111.5 million upon the approval of commercial products by regulatory agencies and $172.0 million upon the achievement of specified sales targets for licensed products. To the extent the milestone fees are realized by the Company, the Company will be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of milestones by licensees is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

The following table presents changes in the balances of the Company’s receivables, contract assets and contract liabilities during the periods presented (in thousands):

	Balance at
	Beginning	Net Additions	Balance at
	of Period	(Deductions)	End of Period
Three Months Ended September 30, 2018
Receivables and contract assets:
Accounts receivable, current and non-current	$5,224	$2,002	$7,226
Contract assets	$—	$2,000	$2,000
Contract liabilities:
Deferred revenue	$600	$—	$600

	Balance at
	Beginning	Net Additions	Balance at
	of Period	(Deductions)	End of Period
Nine Months Ended September 30, 2018
Receivables and contract assets:
Accounts receivable, current and non-current	$5,850	$1,376	$7,226
Contract assets	$350	$1,650	$2,000
Contract liabilities:
Deferred revenue	$—	$600	$600

The net increase in the balance of accounts receivable during the three and nine months ended September 30, 2018 is primarily attributable to the achievement of a regulatory development milestone by a licensee in September 2018. The Company recognized license revenue of $2.0 million upon the achievement of the milestone, which was previously not considered probable of achievement. The net increase in the balance of contract assets during the three and nine months ended September 30, 2018 is primarily attributable to a regulatory development milestone which was deemed probable of achievement by a licensee during the period but was not achieved as of September 30, 2018. The Company recognized license revenue of $2.0 million during the period related to the milestone which was previously not considered probable of achievement.

As of September 30, 2018, the Company had recorded deferred revenue of $0.6 million which represents consideration received from licensees for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations consist of options granted to licensees that provide material rights to the licensee to acquire future licenses from the Company. These performance obligations will be satisfied, and underlying revenue will be recognized, upon the exercise or expiration of the options.

During the three and nine months ended September 30, 2018, the Company recognized license revenue of $4.1 million and $4.2 million, respectively, from licenses delivered to licensees in prior periods as a result of changes in the transaction prices of its license agreements. Changes in the transaction price were primarily attributable to development milestones achieved or deemed probable of achievement during the period that were previously not considered probable of achievement. Additionally, the Company recognized $0.1 million and $0.4 million of interest income from licensing during the three and nine months ended September 30, 2018, respectively, from licenses delivered in prior periods which contained significant financing components.

As of September 30, 2018, the Company had not recognized any impairment losses on its receivables or contract assets from contracts with customers.

AveXis, Inc. March 2014 License and January 2018 Amendment

In March 2014, the Company entered into an exclusive license agreement (the March 2014 License) with AveXis, Inc. (AveXis). Under the license, the Company granted AveXis an exclusive, worldwide commercial license, with rights to sublicense, to the NAV AAV9 vector for the treatment of spinal muscular atrophy (SMA) in humans by in vivo gene therapy. In consideration for the license, AveXis paid the Company an up-front fee of $2.0 million, and is required to pay annual maintenance fees, development milestone payments of up to $12.3 million, mid-single to low double-digit royalties on net sales of licensed products, subject to reduction in specified circumstances, and a lower mid-double digit percentage of any sublicense fees AveXis receives from sublicensees for the licensed intellectual property rights.

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

In May 2018, AveXis was acquired by Novartis AG (Novartis), which qualified as a change of control of AveXis under the January 2018 Amendment. Pursuant to the January 2018 Amendment, AveXis paid the Company $100.0 million in accelerated license payments as a result of the change of control.

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

As of September 30, 2018, the transaction price of the original March 2014 License was $7.5 million. The transaction price of $7.5 million includes (i) the up-front payment in March 2014 of $2.0 million, (ii) the present value of aggregate annual maintenance fees payable to the Company over the term of the license and (iii) the development milestones that had been achieved to date or are deemed probable of achievement. The discounted portion of the annual maintenance fees represents the financing benefit provided to AveXis and is recognized as interest income from licensing over the term of the license. Variable consideration under the original March 2014 License, which has been excluded from the transaction price, includes payments for remaining development milestones that have not yet been achieved and are not considered probable of achievement, as well as any potential sublicense fees or royalties on sales of licensed products, which will be recognized in the period of the underlying sales or sublicenses, if any.

Upon its execution, the transaction price of the January 2018 Amendment was $132.1 million, which was fully recognized as license revenue upon the delivery of the modified license in January 2018. In May 2018, as a result of the acquisition of AveXis by Novartis, the transaction price was increased by $40.0 million to account for the acceleration of the sale-based milestone which was previously excluded from the transaction price. The $40.0 million increase in the transaction price was recognized as license revenue upon the completion of the change of control in May 2018 since the amended license had been fully delivered to AveXis. Additionally, due to the acceleration of the two $30.0 million payments originally due in January 2019 and January 2020, the Company recognized $6.1 million of interest income from licensing upon the completion of the change of control of AveXis, which represents the remaining present value discount on such payments as of the date of the change of control of AveXis. The transaction price of $172.1 million as of September 30, 2018 includes the following fixed consideration: (i) the $80.0 million payment in January 2018, (ii) the present value, as of the date of the January 2018 Amendment, of the two $30.0 million payments originally due in January 2019 and January 2020 and (iii) the $40.0 million sales-based milestone which was accelerated upon the change of control in May 2018. Variable consideration under the January 2018 Amendment, which has been excluded from the transaction price, includes the remaining sales-based milestone payment of $80.0 million, as well as any potential sublicense fees or royalties on sales of licensed products, which will be recognized in the period of the underlying sales or sublicenses, if any.

During the three and nine months ended September 30, 2018, the Company recognized license revenue of $4.0 million and $176.1 million, respectively, and interest income from licensing of less than $0.1 million and $8.0 million, respectively, from the March 2014 License, as amended, with AveXis, which includes the amounts from both the original March 2014 License and the January 2018 Amendment. As of September 30, 2018, the Company had recorded $2.2 million of accounts receivable from AveXis under the March 2014 License, as amended, of which $2.0 million are included in current assets and $0.2 million are included in non-current assets on the consolidated balance sheets. As of September 30, 2018, the Company had recorded $2.0 million of contract assets for development milestones deemed probable of achievement by AveXis under the March 2014 License, as amended, which are included in other current assets on the consolidated balance sheets.

During the three and nine months ended September 30, 2017, the Company recognized license revenue of $0 and $0.1 million, respectively, from the March 2014 License which was recognized under the requirements of Topic 605. As of December 31, 2017, the Company had no amounts receivable from AveXis related to the March 2014 License under the requirements of Topic 605.

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

During the three and nine months ended September 30, 2018, the Company recognized license revenue of $0 and interest income from licensing of less than $0.1 million and $0.1 million, respectively, from the June 2017 License with AveXis. As of September 30, 2018, the Company had recorded $0.8 million of accounts receivable from AveXis under the June 2017 License, of which $0.1 million are included in current assets and $0.7 million are included in non-current assets on the consolidated balance sheets.

During the three and nine months ended September 30, 2017, the Company recognized license revenue of $0 and $6.0 million, respectively, from the June 2017 License which was recognized under the requirements of Topic 605. As of December 31, 2017, the Company had no amounts receivable from AveXis related to the June 2017 License under the requirements of Topic 605.

Abeona Therapeutics Inc.

In November 2018, the Company entered into an exclusive license agreement with Abeona Therapeutics Inc. (Abeona). Under the license, the Company granted Abeona an exclusive worldwide commercial license (subject to certain non-exclusive rights previously granted by the Company), with rights to sublicense, to the NAV AAV9 vector for the treatment of Mucopolysaccharidosis Type IIIA (MPS IIIA), also known as Sanfilippo Syndrome Type A, Mucopolysaccharidosis Type IIIB (MPS IIIB), also known as Sanfilippo Syndrome Type B, Neuronal Ceroid Lipfuscinosis-1 (CLN1 disease), also known as infantile Batten Disease, and Neuronal Ceroid Lipfuscinosis-3 (CLN3 disease), also known as juvenile Batten Disease, by in vivo gene therapy. In consideration for the license, Abeona is obligated to pay up-front and annual payments to the Company totaling up to $120.0 million, which are payable as follows: (i) $10.0 million payable upon the execution of the license agreement, (ii) $10.0 million payable within 12 months of the effective date of the license agreement, and (iii) $100.0 million payable in five annual installments of $20.0 million beginning on the second anniversary of the effective date of the license agreement, which are subject to reduction should Abeona terminate some but not all of the licensed indications. Any unpaid portion of the first $40.0 million of up-front and annual payments described above shall become payable upon termination of the license agreement. In the event of a change of control of Abeona, any remaining unpaid up-front and annual payments described above shall become payable upon the change of control. As additional consideration for the license, Abeona is also obligated to pay the Company up to $60.0 million upon the achievement of specified sales-based milestones, low double-digit royalties on net sales of licensed products, subject to reduction in specified circumstances, and a lower mid-double digit percentage of any sublicense fees Abeona receives from sublicensees for the licensed intellectual property rights.

8. Stock-based Compensation

In January 2018, an additional 1,251,810 shares became available for issuance under the 2015 Equity Incentive Plan (the 2015 Plan). As of September 30, 2018, the total number of shares of common stock authorized for issuance under the 2015 Plan and 2014 Stock Plan (the 2014 Plan) was 9,488,413, of which 2,196,366 remain available for future grants under the 2015 Plan.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$4,309	$2,598	$11,248	$7,370
Restricted stock units	69	69	206	207
Employee stock purchase plan	105	67	301	232
	$4,483	$2,734	$11,755	$7,809

As of September 30, 2018, the Company had $40.8 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.7 years.

The Company has recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$1,940	$1,424	$5,364	$3,799
General and administrative	2,543	1,310	6,391	4,010
	$4,483	$2,734	$11,755	$7,809

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2017	5,468	$10.25	7.9	$125,738
Granted	1,275	$38.37
Exercised	(1,275)	$7.22
Cancelled or forfeited	(297)	$16.91
Outstanding at September 30, 2018	5,171	$17.55	7.7	$299,646
Exercisable at September 30, 2018	2,726	$8.85	6.9	$181,718
Vested and expected to vest at September 30, 2018	5,150	$17.62	7.7	$298,060

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2018 was $25.57. During the nine months ended September 30, 2018, the total number of stock options exercised was 1,274,980, resulting in total proceeds of $9.1 million. The total intrinsic value of options exercised during the nine months ended September 30, 2018 was $47.5 million.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2017	40	$20.90
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance at September 30, 2018	40	$20.90

Employee Stock Purchase Plan

As of September 30, 2018, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 254,000, of which 169,580 remain available for future issuance. During the nine months ended September 30, 2018, 36,700 shares of common stock were issued under the 2015 ESPP.

9. Income Taxes

The TCJA was signed into law in December 2017, and has resulted in significant changes to the U.S. corporate income tax system. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows the Company to record provisional amounts for the effects of the TCJA in the period it was enacted for a measurement period not extend beyond one year from the enactment date. In accordance with SAB 118, the Company has determined that the impact of the TCJA to its deferred tax assets and liabilities and valuation allowance as of September 30, 2018 and December 31, 2017 is an estimate and provisional amount. The final impact of the TCJA may differ from this provisional amount due to changes in the Company’s estimates and the issuance of additional regulatory or other guidance. The Company expects to complete its assessment of the final impact of the TCJA within the required measurement period under SAB 118.

The Company’s effective tax rate for the three and nine months ended September 30, 2018 differed from the U.S. federal statutory rate of 21%, primarily due to tax credits generated, tax windfall benefits from share-based payments and the expected utilization of U.S. federal net operating loss (NOL) carryforwards. These benefits were partially offset by state taxes and non-deductible expenses.

The Company’s net deferred tax assets decreased during the nine months ended September 30, 2018, primarily as a result of the expected utilization of U.S. federal and state NOL carryforwards. The decrease in deferred tax assets was offset by a corresponding decrease in the Company’s valuation allowance resulting in no impact on the Company’s tax provision for the period.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its net deferred tax assets as of September 30, 2018 and December 31, 2017.

10. Related Party Transactions

FOXKISER LLP

Effective January 2017, the Company entered into a Professional Services Agreement with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of a member of the Company’s Board of Directors, pursuant to which the Company pays a fixed monthly fee in consideration for certain strategic planning, development and regulatory services provided by FOXKISER. The agreement expired in December 2017, and effective January 2018 the Company entered into a new Professional Services Agreement with FOXKISER, which has a term of one year and is terminable by either party, at any time, upon 60 days’ prior written notice to the other party. Costs incurred under the agreements with FOXKISER for the three and nine months ended September 30, 2018 were $0.5 million and $1.6 million, respectively. Costs incurred under the agreements with FOXKISER for the three and nine months ended September 30, 2017 were $0.4 million and $1.1 million, respectively. Costs incurred under the agreements with FOXKISER are recorded as research and development expenses in the consolidated statements of operations and comprehensive income (loss).

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

11. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic net income (loss) per share:
Net income (loss) applicable to common stockholders	$(19,202)	$(20,706)	$95,631	$(57,172)
Shares used in computation:
Weighted-average common shares outstanding	33,988	30,940	32,576	29,440
Basic net income (loss) per share	$(0.56)	$(0.67)	$2.94	$(1.94)
Diluted net income (loss) per share:
Net income (loss) applicable to common stockholders	$(19,202)	$(20,706)	$95,631	$(57,172)
Shares used in computation:
Weighted-average common shares outstanding	33,988	30,940	32,576	29,440
Stock options	—	—	3,268	—
Restricted stock units	—	—	31	—
Weighted-average diluted common shares	33,988	30,940	35,875	29,440
Diluted net income (loss) per share	$(0.56)	$(0.67)	$2.67	$(1.94)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options issued and outstanding	5,171	5,617	1,128	5,617
Unvested restricted stock units outstanding	40	40	—	40
Employee stock purchase plan	4	12	4	12
	5,215	5,669	1,132	5,669

12. Supplemental Disclosures

Accrued expenses and other current liabilities consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued personnel costs	$6,381	$5,789
Accrued external research and development expenses	3,136	2,072
Accrued external general and administrative expenses	1,228	1,078
Accrued income taxes payable	1,140	—
Accrued licensing costs	646	—
Accrued purchases of property and equipment	495	430
Other accrued expenses and current liabilities	280	236
	$13,306	$9,605

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

•

RGX-314: Our lead product candidate RGX-314 is for the treatment of wet age-related macular degeneration (wet AMD), a leading cause of total and partial vision loss in the United States, Europe and Japan. We began enrollment in the Phase I clinical trial for RGX-314 for the treatment of wet AMD in May 2017 and have completed dosing of four cohorts of six subjects each, a total of 24 subjects.  We expect to initiate a Phase II trial in 2019.

•

RGX-121: We are developing RGX-121 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type II (MPS II), a severe genetic lysosomal storage disease with a similar phenotype to MPS I. MPS II is caused by deficiency of iduronate-2-sulfatase (IDS), an enzyme that is also responsible for breakdown of cellular waste products. We have begun dosing subjects in the Phase I/II clinical trial for RGX-121 and we expect to continue enrollment and site activation in 2019.

•

RGX-501: We are developing RGX-501 for the treatment of homozygous familial hypercholesterolemia (HoFH), a severe genetic disease characterized by premature and aggressive plaque buildup, life threatening coronary artery disease and aortic valve disease predominantly due to abnormalities in the function or expression of the low-density lipoprotein receptor. Enrollment in the Phase I/II clinical trial for RGX-501 began in March 2017. We have completed dosing of the first cohort of three subjects and have dosed three subjects in the second cohort, a total of six subjects. We expect to amend the clinical trial protocol to enroll additional subjects using steroid prophylaxis.

•

RGX-111: We are developing RGX-111 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type I (MPS I), a severe genetic lysosomal storage disease caused by deficiency of α-l-iduronidase (IDUA), an enzyme required for breakdown of cellular waste products. The investigational new drug (IND) application filed with the U.S. Food and Drug Administration (the FDA) for RGX-111 for the treatment of MPS I is active, we have submitted an application to the Brazilian Health Surveillance Agency (ANVISA) to proceed with a Phase I clinical trial evaluating RGX-111 for treatment of MPS I and we expect to begin enrollment in a Phase I clinical trial in the first half of 2019.

•

RGX-181: We are developing RGX-181 for the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease, one of the most common forms of Batten disease, caused by mutations in the tripeptidyl peptidase 1 (TPP1) gene. We plan to submit an IND application for RGX-181 for the treatment of CLN2 to the FDA in 2019 to enable initiation of a first-in-human clinical trial.

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

Interim Data Updates for RGX-314

In our Phase I trial for RGX-314, 24 subjects with wet AMD received a single administration of RGX-314 across four cohorts (six participants in each cohort). To qualify for inclusion in the trial, participants were required to have a history of frequent anti-vascular endothelial growth factor (VEGF) treatment (including at least four anti-VEGF injections in the eight months preceding trial enrollment) and a documented history of response to anti-VEGF therapy. The trial design includes doses of 3 x 10^9 (Cohort 1), 1 x 10^10 (Cohort 2), 6 x 10^10 (Cohort 3) and 1.6 x 10^11 (Cohort 4) genome copies (GC)/eye. Subjects have been assessed every month to the six-month primary endpoint, with long-term follow-up continuing for 24 months.

In August 2018, we presented preliminary results from the first three dose cohorts in our Phase I trial of RGX-314 as of July 27, 2018. Below is a summary of those results:

•

Subjects had been followed for an average of 11 months for Cohort 1, nine months for Cohort 2 and six months for Cohort 3. Dose-dependent protein expression levels, dose-dependent reduction in anti-VEGF injections and maintenance of central retinal thickness (CRT) by spectral domain optical coherence tomography (SD-OCT) had been reported across all three cohorts. Additionally, through month six, Best Corrected Visual Acuity (BCVA) (as measured by Early Treatment Diabetic Retinopathy Study (ETDRS) letters) from baseline to six months was maintained across all cohorts.

•

RGX-314 was well-tolerated by all subjects with no reported drug-related adverse events (AEs) or drug-related serious adverse events (SAEs). The most common AEs in all three dose cohorts were those assessed as mild (Grade 1, 83%) and there had been no observed immune responses, drug-related ocular inflammation or any post-surgical inflammation beyond what was expected following routine vitrectomy. Five SAEs that were not drug-related were reported among three subjects. Three SAEs were attributed to one subject in Cohort 1 and the events were assessed as not related to RGX-314. Five months after the administration of RGX-314, this subject was hospitalized after developing symptoms related to a pre-existing condition that led to the subject’s death. One SAE was a procedure-related peripheral retinal detachment that occurred, was repaired with a scleral buckle and resolved without significant sequelae. The other SAE was assessed as mild in severity with no relationship to RGX-314.

•

RGX-314 protein expression had been detected in all subjects treated. Dose-dependent increases in RGX-314 protein expression levels, as measured from aqueous samples by electrochemiluminescence immunoassay (ECL) (Protein Levels) at approximately one month after administration of RGX-314, had been observed.  Protein Levels at one month after administration of RGX-314 had been highest in Cohort 3.

•

The number of anti-VEGF injections required following the administration of RGX-314 through six months was lowest in Cohort 3, where the majority of subjects had required minimal or no anti-VEGF injections.  Three subjects from Cohort 3 (50% of subjects treated in Cohort 3) had been free of anti-VEGF injections since the administration of RGX-314. Maintenance of CRT, as measured by SD-OCT, from baseline to six months, had been observed in the three dosing cohorts. BCVA (as measured by Early Treatment Diabetic Retinopathy Study (ETDRS) letters) from baseline to six months was maintained across all cohorts.

•

Through six months, the majority of subjects treated in Cohort 3 had required minimal or no anti-VEGF injections, with maintenance of CRT and BCVA assessments showing maintenance or improvements in visual acuity.  Through six months, 50% of subjects treated from Cohort 3 were free of anti-VEGF intravitreal injections and had evidence of clinically meaningful measures in mean CRT and mean BCVA at six months versus baseline and generally higher Protein Levels, as measured at one month.

In October 2018, we presented an interim data update that included assessments of Protein Levels at six months after administration of RGX-314 for Cohort 3. Those results showed that RGX-314 Protein Levels were sustained in Cohort 3 at six months.

We plan to initiate a Phase II trial for RGX-314 in 2019. Final determination of the study design is under way.

Interim Data Update for RGX-501

In August 2018, we presented preliminary results of our Phase I/II trial for HoFH. As of July 27, 2018, a total of six subjects with HoFH had received a single administration of RGX-501 across two dose cohorts (three participants in each) at doses of 2.5 x 10^12 (Cohort I) and 7.5 x 10^12 (Cohort II) GC/kg body weight, respectively.  Below is a summary of the preliminary results of our Phase I/II trial as of July 27, 2018:

•

Subjects had been followed for an average of 63 weeks for Cohort I and 23 weeks for Cohort II.  As of July 27, 2018, there had been four SAEs reported during the 52-week active study period, two of which were reported as drug-related.  As previously reported in January 2018, one subject in Cohort I experienced a mild transitory activation of the innate immune system accompanied by hypotension and elevation in transaminases approximately 22 hours post dosing that resolved within a day. A second subject in Cohort II experienced transient, asymptomatic elevation in transaminases with a peak ALT of 1469 IU/L. This subject was briefly hospitalized to manage the transaminases and to perform additional assessments. All three subjects in Cohort II experienced an elevation in transaminases 4-6 weeks post-dosing. The peak ALTs were 165, 388, and 1469 IU/L in the three subjects. All three subjects were asymptomatic and responded rapidly to the initiation of prednisone followed by a slow taper, with normalization of the transaminases.

•

At 12 weeks, the three subjects in Cohort I did not show a clinically meaningful change in LDL-C levels.  We believe that the ability to assess LDL-C levels at 12 weeks in the three subjects in Cohort II may be confounded by the potential effects on the liver and the resulting steroid therapy.

The interim data from both cohorts has been reviewed by an independent Data Safety Monitoring Board (DSMB) and a protocol amendment for RGX-501 is expected to be submitted to regulatory agencies to enroll additional subjects using steroid prophylaxis.

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively sublicense our proprietary adeno-associated virus gene therapy delivery platform (NAV Technology Platform) to other leading biotechnology companies, which we refer to as NAV Technology Licensees. As of September 30, 2018, our NAV Technology Platform was being applied in the development of more than 20 partnered product candidates by our NAV Technology Licensees. Sublicensing allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform, and creating potential additional revenue.

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

We license our NAV Technology Platform to other biotechnology and pharmaceutical companies. The terms of the licenses vary, and licenses may be exclusive or non-exclusive and may be sublicensable by the licensee. Licenses may grant intellectual property rights for purposes of internal and preclinical research and development only, or may include the rights, or options to obtain future rights, to commercialize drug therapies for specific diseases using the NAV Technology Platform. License agreements generally have a term at least equal to the life of the underlying patents, but are terminable at the option of the licensee. Consideration from licensees under our license agreements may include: (i) up-front fees, (ii) option fees to obtain additional licenses, (iii) annual maintenance fees, (iv) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (v) sublicense fees and (vi) royalties on sales of licensed products. To date we have not recognized any revenue from the achievement of sales-based milestones, royalties on sales of licensed products or sublicense fees.

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

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (Topic 605). We adopted Topic 606 using the modified retrospective transition method and have applied the new standard to all of our license agreements in effect as of January 1, 2018. License revenue for periods ending after January 1, 2018 is presented in accordance with the requirements of Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605.

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

We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	a Phase I clinical trial, and a planned Phase II clinical trial, to evaluate the safety and efficacy of our RGX-314 program for the treatment of wet AMD;
•	a Phase I/II clinical trial to evaluate the safety and efficacy of our RGX-501 program for the treatment of HoFH;
•	a Phase I clinical trial to evaluate the safety and efficacy of our RGX-111 program for the treatment of MPS I;
•	a Phase I/II clinical trial to evaluate the safety and efficacy of our RGX-121 program for the treatment of MPS II;
•	preclinical research and development for our RGX-181 program for the treatment of CLN2;
•	preclinical research and development for additional product candidates addressing other diseases in the retinal, metabolic and neurodegenerative therapeutic areas;
•	continued investment in advanced manufacturing analytics and process development activities; and
•	continued acquisition and manufacture of clinical trial materials in support of our anticipated clinical trials.

The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Direct Expenses
RGX-314	$1,451	$1,255	$4,599	$4,037
RGX-121	829	527	2,620	5,260
RGX-501	1,065	490	10,103	3,789
RGX-111	209	396	2,361	2,279
RGX-181	2,103	—	2,103	—
Total direct expenses	5,657	2,668	21,786	15,365
Unallocated Expenses
Unallocated external expenses	2,908	2,463	8,561	7,062
Personnel-related	7,929	6,086	23,709	17,203
Facilities and depreciation expense	1,386	937	3,947	2,552
Other unallocated	628	364	1,541	872
Total unallocated expenses	12,851	9,850	37,758	27,689
Total research and development	$18,508	$12,518	$59,544	$43,054

Expenses incurred in the development of RGX-181 were included in unallocated external expenses until the third quarter of 2018. We typically utilize our employee and infrastructure resources across our development programs. We do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs.

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

Investment Income

Investment income consists of interest income earned and gains and losses realized from our cash equivalents and marketable securities. Cash equivalents are comprised of money market mutual funds and highly liquid debt securities with original maturities of 90 days or less at acquisition. Marketable securities are comprised of fixed income debt securities.

Critical Accounting Policies and Significant Judgments and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock-based Compensation

Our stock-based compensation expense primarily related to stock options and restricted stock units issued to employees and nonemployee advisors under our equity incentive plans.

Our stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees and nonemployees with service-based vesting conditions is recognized on a straight-line basis based on the estimated grant date fair value over the associate service period of the award, which is generally the vesting term. Compensation expense related to awards to employees and nonemployees with performance-based vesting conditions is recognized based on the estimated grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

Determination of the Fair Value of Stock-based Awards

We estimate the fair value of stock options using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including the expected volatility of our common stock, the assumed dividend yield, the expected term of our stock-options, the risk-free interest rate for a period that approximates the expected term of our stock options and the fair value of the underlying common stock on the date of the grant. In applying these assumptions, we consider the following factors:

•

Our common stock has only been publicly traded since September 2015 and, accordingly, we do not have sufficient history to estimate the volatility of our common stock. We calculate expected volatility based on reported data for our common stock as well as selected similar publicly traded companies for which sufficient historical information is available. Due the lack of historical trading data for our common stock, we place a higher weight on the historical volatility of the selected peer group in estimating historical volatility. For the purpose of identifying peer companies, we consider characteristics such as enterprise value, risk profiles, position within the industry and length of historical share price information. We focus our peer group company selection on companies that operate within the biotechnology industry, and specifically on companies that use gene therapy, or similar technologies, for treating diseases and/or are focused on treating diseases in our development pipeline or our licensees’ pipelines. We ensure that the companies selected have a sufficient trading history to provide meaningful data to estimate the expected volatility of our common stock over the expected term of stock options we have granted. We plan to continue to use the guideline peer group volatility information until the historical volatility of our common stock is sufficient to estimate expected volatility for future option grants.

•	The assumed dividend yield of zero is based on our expectation of not paying dividends for the foreseeable future.
•

We determine the average expected life of “plain vanilla” stock options issued to employees based on the simplified method in accordance with SEC Staff Accounting Bulletin Nos. 107 and 110, as our common stock has only been publicly traded since September 2015. We expect to use the simplified method to estimate the expected term of stock options granted to employees until we have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. For stock options granted to nonemployees, we use the contractual term of the award rather than the expected term to estimate the fair value of the award.

•	We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant.

The fair value of our common stock used to determine the exercise price and fair value of stock options and the fair value of restricted stock units is based on the closing price of our common stock on the date of the grant.

On July 1, 2018, we adopted ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting. Prior to the adoption of this standard, compensation expense for our stock-based awards to nonemployees was based on the then-current fair value of the awards at each reporting date prior to the measurement date, which is generally the vesting date. Upon the adoption of ASU 2018-07, these awards will no longer be remeasured and any new stock-based awards granted to nonemployees after the adoption of the new standard will be measured at the estimated grant date fair value of the awards.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)
Revenues
License revenue	$5,306	$1,335	$3,971	$177,728	$8,345	$169,383
Other revenues	—	1	(1)	—	8	(8)
Total revenues	5,306	1,336	3,970	177,728	8,353	169,375
Expenses
Costs of revenues
Licensing costs	517	683	(166)	6,797	2,085	4,712
Other	—	—	—	—	6	(6)
Research and development	18,508	12,518	5,990	59,544	43,054	16,490
General and administrative	9,008	9,444	(436)	25,706	22,421	3,285
Other operating expenses (income)	(2)	—	(2)	31	74	(43)
Total operating expenses	28,031	22,645	5,386	92,078	67,640	24,438
Income (loss) from operations	(22,725)	(21,309)	(1,416)	85,650	(59,287)	144,937
Other Income
Interest income from licensing	109	—	109	8,362	—	8,362
Investment income	2,122	603	1,519	4,177	2,115	2,062
Total other income	2,231	603	1,628	12,539	2,115	10,424
Income (loss) before income taxes	(20,494)	(20,706)	212	98,189	(57,172)	155,361
Income Tax Benefit (Expense)	1,292	—	1,292	(2,558)	—	(2,558)
Net income (loss)	$(19,202)	$(20,706)	$1,504	$95,631	$(57,172)	$152,803

Comparison of the Three Months Ended September 30, 2018 and 2017

License Revenue. License revenue increased by $4.0 million, from $1.3 million for the three months ended September 30, 2017 to $5.3 million for the three months ended September 30, 2018. This increase is primarily attributable to $4.0 million of license revenue recognized during the three months ended September 30, 2018 for milestones achieved or deemed probable of achievement by licensees, which were previously not considered probable of achievement.

Research and Development Expense. Research and development expenses increased by $6.0 million, from $12.5 million for the three months ended September 30, 2017 to $18.5 million for the three months ended September 30, 2018. This increase is primarily attributable to the following:

•

an increase of $1.8 million for personnel costs as a result of increased employee headcount of research and development personnel, including a $0.5 million increase in stock-based compensation expense;

•

an increase of $1.7 million for laboratory costs and facilities and equipment used by research and development personnel, including a $0.2 million increase in depreciation expense allocated to research and development functions;

•	an increase of $1.5 million for externally sourced manufacturing-related and process development services; and
•	an increase of $0.4 million for external costs associated with clinical trial activities for our lead product candidates.

General and Administrative Expense. General and administrative expenses decreased by $0.4 million, from $9.4 million for the three months ended September 30, 2017 to $9.0 million for the three months ended September 30, 2018. This decrease is primarily attributable to a decrease of $2.1 million for professional services, including legal, accounting, commercial and other advisory services. A significant portion of this decrease resulted from non-recurring expenses incurred during the three months ended September 2017 associated with the proposed merger with Dimension Therapeutics, Inc. The decrease in general administrative expenses was partially offset by an increase of $1.5 million for personnel costs as a result of increased employee headcount of general and administrative personnel, including a $1.2 million increase in stock-based compensation expense.

Comparison of the Nine Months Ended September 30, 2018 and 2017

License Revenue. License revenue increased by $169.4 million, from $8.3 million for the nine months ended September 30, 2017 to $177.7 million for the nine months ended September 30, 2018. This increase is primarily attributable to $176.1 million of license revenue recognized during the nine months ended September 30, 2018 under our amended March 2014 license agreement with AveXis, Inc. (AveXis). The increase in license revenue during the nine months ended September 30, 2018 also resulted in a $4.7 million increase in licensing costs incurred during the period related to the sublicense fees we are obligated to pay to our licensors.

Research and Development Expense. Research and development expenses increased by $16.5 million, from $43.1 million for the nine months ended September 30, 2017 to $59.5 million for the nine months ended September 30, 2018. This increase is primarily attributable to the following:

•

an increase of $6.5 million for personnel costs as a result of increased employee headcount of research and development personnel, including a $1.6 million increase in stock-based compensation expense;

•

an increase of $4.1 million for laboratory costs and facilities and equipment used by research and development personnel, including a $0.7 million increase in depreciation expense allocated to research and development functions;

•	an increase of $3.0 million for external costs associated with clinical trial activities for our lead product candidates; and
•	an increase of $2.3 million for externally sourced manufacturing-related and process development services.

General and Administrative Expense. General and administrative expenses increased by $3.3 million, from $22.4 million for the nine months ended September 30, 2017 to $25.7 million for the nine months ended September 30, 2018. This increase is primarily attributable to an increase of $2.9 million for personnel costs as a result of increased employee headcount of general and administrative personnel, including a $2.4 million increase in stock-based compensation expense.

Interest Income from Licensing. Interest income from licensing increased by $8.4 million, from $0 for the nine months ended September 30, 2017. In January 2018, we adopted new revenue recognition standards under Topic 606, the requirements of which have not been retrospectively applied to prior periods. Under Topic 606, we impute and recognize interest income related to significant financing components identified in our license agreements with NAV Technology Licensees. During the nine months ended September 30, 2018, we recognized $8.0 million of interest income under our amended license with AveXis.

Liquidity and Capital Resources

As of September 30, 2018, we had cash, cash equivalents and marketable securities of $474.9 million, which were primarily derived from the sale of common stock and fees received from granting commercial licenses to our NAV Technology Platform to other biotechnology and pharmaceutical companies, including $180.0 million received from AveXis during the nine months ended September 30, 2018. We expect that our cash, cash equivalents and marketable securities as of September 30, 2018, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan.

In January 2018, we amended our March 2014 license agreement with AveXis which modified its terms and conditions and provided additional intellectual property rights to AveXis. In consideration for the additional rights granted under the amended license agreement, AveXis paid us $80.0 million upon the effective date of the amendment. In addition, AveXis was obligated to pay us (i) $30.0 million on the first anniversary of the effective date of the January 2018 Amendment, (ii) $30.0 million on the second anniversary of the effective date of the January 2018 Amendment and (iii) potential sales-based milestone payments of up to $120.0 million. In the event of a change of control of AveXis, to the extent that any fee described in (i) or (ii) above, or the first $40.0 million of milestone payments described in (iii) above, had not yet been paid to us, AveXis was obligated to pay any such unpaid fee to us upon the change of control. In May 2018, AveXis was acquired by Novartis AG, which qualified as a change of control of AveXis under the January 2018 Amendment. Pursuant to the amended license, AveXis paid us $100.0 million in accelerated license payments following the change of control.

In August 2018, we completed a follow-on public offering of 3,105,000 shares of our common stock (inclusive of 405,000 shares pursuant to the full exercise by the underwriters of their option to purchase additional shares) at a price of $65.00 per share. The aggregate net proceeds we received from the offering, inclusive of the underwriters’ option exercise, were $189.1 million, net of underwriting discounts and commissions and offering expenses payable by us.

We have incurred cumulative losses since our inception and had an accumulated deficit of $87.3 million as of September 30, 2018. Our transition to recurring profitability is dependent upon the successful development, approval and commercialization of our product candidates and achieving a level of revenues adequate to support our cost structure. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$108,788	$(44,166)
Net cash used in investing activities	(212,176)	(3,647)
Net cash provided by financing activities	199,155	82,857
Net increase in cash and cash equivalents and restricted cash	$95,767	$35,044

Operating Activities

Our net cash provided by operating activities for the nine months ended September 30, 2018 increased by $153.0 million from the nine months ended September 30, 2017. This increase is primarily attributable to $180.0 million in license payments received by us during the nine months ended September 30, 2018 under our amended March 2014 license agreement with AveXis, and is partially offset by an increase in operating expenses during the period.

For the nine months ended September 30, 2018, our net cash provided by operating activities of $108.8 million consisted of net income of $95.6 million, $7.0 million in adjustments for non-cash items and changes in working capital of $6.2 million. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $11.8 million, depreciation and amortization expense of $2.7 million and net amortization of premiums on marketable debt securities of $0.9 million and were partially offset by imputed interest earned from our license agreements of $8.4 million. The change in working capital was primarily attributable to a decrease in accounts receivable of $7.0 million and an increase in accrued expenses and other current liabilities of $3.4 million, and was partially offset by an increase in prepaid expenses and other current assets of $4.0 million. The decrease in accounts receivable is largely driven by the imputed interest recognized upon the acceleration of license payments under our amended license agreement with AveXis. The increase in accrued expenses and other current liabilities is largely driven by increases in accrued external research and development expenses and income taxes payable as of September 30, 2018. The increase in prepaid expenses and other current assets is largely driven by an increase in license revenue recorded as contract assets as of September 30, 2018 for development milestones considered probable of achievement by licensees, as well as an increase in the amounts we were billed by vendors during the period which are applicable to future periods of performance.

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

Investing Activities

For the nine months ended September 30, 2018, net cash used in investing activities consisted of $319.9 million to purchase marketable securities and $8.4 million to purchase property and equipment, offset by $116.1 million in sales and maturities of marketable securities.

For the nine months ended September 30, 2017, net cash used in investing activities consisted of $46.6 million to purchase marketable securities and $5.1 million to purchase property and equipment, offset by $48.0 million in sales and maturities of marketable securities.

Financing Activities

For the nine months ended September 30, 2018, net cash provided by financing activities consisted of $189.3 million in aggregate net proceeds from a follow-on public offering of our common stock, net of underwriting discounts and commissions and additional offering expenses we paid during the period, and $9.9 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

For the nine months ended September 30, 2017, net cash provided by financing activities consisted of $81.5 million in aggregate net proceeds from a follow-on public offering of our common stock, net of underwriting discounts and commissions and offering expenses we paid during the period, and $1.3 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

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

We expect that our cash, cash equivalents and marketable securities as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan. We intend to devote the majority of our current capital to clinical development and regulatory approval of our product candidates. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the amount of increased capital outlays and operating expenditures necessary to complete the development of product candidates. Additionally, our estimates are based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For additional information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our exposure to market risk during the nine months ended September 30, 2018.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research (CBER), to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health (NIH), also are potentially subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee (the RAC). However, according to NIH, the RAC will only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an investigational new drug application (IND) on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. NIH has proposed changes to the NIH guidelines which would limit the roles and responsibilities of the RAC. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution’s institutional biosafety committee as well as its institutional review board (IRB) would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in preclinical studies or clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates.

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

We are subject to periodic tax audits. An unfavorable outcome from any tax audit could result in higher tax costs, penalties or interest, or adjustments to our tax credits or net operating losses (NOLs), which could adversely affect our financial condition or results of operations.

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

We rely on third parties for aspects of our business. Our revenue for the nine months ended September 30, 2018 and the year ended December 31, 2017 consisted primarily of license revenue. One customer accounted for approximately 99% of our total revenue for the nine months ended September 30, 2018. One customer accounted for approximately 68% of our total revenue for the year ended December 31, 2017. No other customer accounted for more than 10% of revenue for the year ended December 31, 2017. Future license revenue is uncertain due to the contingent nature of our licenses granted to third-parties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On November 1, 2018, we entered into a lease agreement with ARE Maryland No. 24, LLC, a Delaware limited liability company (the Landlord) pursuant to which we will lease approximately 132,000 square feet of office and laboratory facilities (the Premises) in a building (the new Building) to be constructed at 9800 Medical Center Drive in Rockville, Maryland (the 9800 Medical Center Drive Lease).

Construction of the new Building, which will be conducted by the Landlord, and delivery of the Premises is expected to be completed in mid-2020. Rent for floors 1, 3 and 5 of the new Building will commence 12 months after the date that is 10 business days following delivery of the Premises (the Rent Commencement Date) and rent for floor 4 of the new Building will commence on the first anniversary of the Rent Commencement Date. Under the terms of the 9800 Medical Center Drive Lease, we received a $14.6 million tenant improvement allowance from the Landlord to construct additional improvements to the Premises.

The term of the 9800 Medical Center Drive Lease will expire 15 years from the first day of the first full month following the Rent Commencement Date, subject to certain extension and termination options. We will have the option to extend the 9800 Medical Center Drive Lease for two additional five-year terms. We will have the option to terminate the 9800 Medical Center Drive Lease after 11 years following the Rent Commencement Date. If we elect to terminate the 9800 Medical Center Drive Lease, we will be subject to a termination fee equal to unamortized tenant improvement allowance, rent abatement and Landlord commissions as of the termination date, amortized on a straight-line basis bearing interest at 5% per annum, plus four months of base rent and operating expenses. Additionally, after delivery of the Premises under the 9800 Medical Center Drive Lease, we will have the option to terminate our separate lease for office and laboratory facilities at 9712 Medical Center Drive and 9714 Medical Center Drive with six months’ notice.

Total future minimum lease payments under the 9800 Medical Center Drive Lease, which are subject to adjustment based on the actual square footage of the new Building, are expected to be $87.6 million. The initial base rent is expected to be $414,021.88 per month ($3.13 per square foot) for the first year and will escalate by 2.5% per year thereafter.

The foregoing descriptions of certain terms of the 9800 Medical Center Drive Lease do not purport to be complete and are qualified in their entirety by reference to the full text of the 9800 Medical Center Drive Lease, which is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	3.1	9/22/15

3.2	Amended and Restated Bylaws	8-K	3.2	9/22/15

10.1	Lease dated November 1, 2018 between the Company and ARE-Maryland No. 24, LLC				X

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language):

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

REGENXBIO Inc.

Dated: November 7, 2018	/s/ Kenneth T. Mills
Kenneth T. Mills
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2018	/s/ Vittal Vasista
Vittal Vasista
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)