Form 10-K
period 2018-12-31
REGENXBIO Inc.
filed 2019-02-27
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 30, 2018, the last business day of the registrant’s most recently completed second quarter, was $1,624,447,767.

As of February 22, 2019, there were 36,418,716 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2019 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

REGENXBIO INC.

Form 10-K

PART I

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements express a belief, expectation or intention and are generally accompanied by words that convey projected future events or outcomes such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “assume,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or by variations of such words or by similar expressions. We have based these forward-looking statements on our current expectations and assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks, uncertainties, assumptions and other important factors, including, but not limited to:

•	the timing of enrollment, commencement and completion and the success of our clinical trials;
•	the timing of commencement and completion and the success of preclinical studies conducted by us and our development partners;
•	the timely development and launch of new products;
•	the ability to obtain and maintain regulatory approval of our product candidates, and the labeling for any approved products;
•	the scope, progress, expansion and costs of developing and commercializing our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidates and technology;
•	our anticipated growth strategies;
•	our expectations regarding competition;
•	the anticipated trends and challenges in our business and the market in which we operate;
•	our ability to attract or retain key personnel;
•	the size and growth of the potential markets for our product candidates and the ability to serve those markets;
•	the rate and degree of market acceptance of any of our product candidates;
•	our ability to establish and maintain development partnerships;
•	our expectations regarding our expenses and revenue;
•	our expectations regarding regulatory developments in the United States and foreign countries; and
•	the use or sufficiency of our cash and cash equivalents and needs for additional financing.

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

Our product candidate RGX‑314 is being developed for the treatment of wet age-related macular degeneration (wet AMD), a leading cause of total and partial vision loss in the United States, Europe and Japan. We began enrollment in the Phase I/IIa clinical trial for RGX‑314 for the treatment of wet AMD in May 2017. Thirty total subjects have been dosed in the RGX-314 Phase I/IIa clinical trial, including six subjects in each of the first three dose cohorts and 12 subjects in the fourth dose cohort. We previously reported that as of December 3, 2018:

•

RGX-314 had been well-tolerated across all cohorts, with no drug-related serious adverse events (SAEs) reported. The most common adverse events (AEs) had been assessed as mild and there had been no observed immune responses, drug-related ocular inflammation or post-surgical inflammation beyond what is expected following a routine vitrectomy.

•

50% of subjects (3 of 6) in the third dose cohort remained anti-vascular endothelial growth factor (VEGF) rescue injection-free at nine months with persistent clinical durability of effect observed in best corrected visual acuity (BCVA) and central retinal thickness (CRT). Mean BCVA improved by +13 Early Treatment Diabetic Retinopathy Study (ETDRS) letters and mean CRT decreased by -37 microns from baseline in these subjects at nine months.

We expect to expand to a fifth dose cohort in the RGX-314 Phase I/IIa clinical trial for the treatment of wet AMD over the course of 2019. We also expect to present top-line data from the Phase I/IIa clinical trial in wet AMD and initiate a Phase IIb clinical trial in wet AMD by the end of 2019. We expect to file an investigational new drug application (IND) for a Phase II clinical trial for RGX-314 in an additional chronic retinal condition where anti-VEGF therapy is the current standard of care in the second half of 2019.

We are also developing product candidates to address the neurological symptoms of three severe genetic lysosomal storage diseases: Mucopolysaccharidosis Type II (MPS II), Mucopolysaccharidosis Type I (MPS I) and late infantile neuronal ceroid lipofuscinosis type II (CLN2 disease). MPS II is caused by deficiency of iduronate‑2‑sulfatase (IDS), MPS I is caused by deficiency of α-l-iduronidase (IDUA) and CLN2 disease is caused by deficiency of tripeptidyl peptidase 1 (TPP1), all of which are enzymes that are responsible for breakdown of cellular waste products. Patients with severe forms of these diseases exhibit significant cognitive decline. Our product candidates for these diseases are:

•

RGX-121 for the treatment of MPS II. The first subject in the RGX-121 Phase I/II clinical trial was dosed in late 2018. As of December 4, 2018, the subject had completed an initial eight-week safety assessment, and RGX-121 had been well-tolerated with no SAEs reported.

•	RGX-111 for the treatment of MPS I. The IND for RGX‑111 is active. We expect to begin enrollment in a Phase I clinical trial for RGX‑111 in mid‑2019.
•	RGX-181 for the treatment of CLN2 disease. We expect to file an IND for RGX-181 in the second half of 2019.

Our product candidate RGX‑501 is for the treatment of homozygous familial hypercholesterolemia (HoFH), a severe genetic disease characterized by premature and aggressive plaque buildup, life threatening coronary artery disease (CAD) and aortic valve disease predominantly due to abnormalities in the function or expression of the low-density lipoprotein receptor (LDLR) gene. We began enrollment in the Phase I/II clinical trial for RGX‑501 in March 2017. As of December 31, 2018, we had dosed three subjects in the first cohort and three subjects in the second cohort of the RGX-501 Phase I/II clinical trial. An amendment to the Phase I/II clinical trial protocol has been submitted to health authorities to allow for the enrollment of additional subjects at the second cohort dose using corticosteroid prophylaxis. We expect to present interim data from second dose cohort with steroid prophylaxis from the Phase I/II clinical trial in the second half of 2019.

In addition to the lead product candidates described above, we have also funded, and plan to continue to fund, preclinical research on potential product candidate programs that may become part of our internal product development pipeline. We have partnered with leading academic institutions and will continue to seek partnerships with innovative institutions to develop novel NAV gene therapy product candidates.

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

In addition to our internal product development efforts, we also selectively sublicense our NAV Vectors to other biotechnology companies, which we refer to as NAV Technology Licensees. As of December 31, 2018, our NAV Technology Platform was being applied in the development of more than 20 partnered product candidates by our NAV Technology Licensees.

Our internal and partnered product development program pipeline is shown below.

Indication
Development Stage
Anticipated Milestones
Research
Preclinical
Phase I / II
Phase III
Retinal Disease
RGX-314
wet AMD
Phase I/IIa data and initiation of Phase IIb trial in late 2019
RGX-314
Undisclosed indication
IND submission in 2H 2019
Neurodegenerative Disease
RGX-121
MPS II
Interim data update in 2H 2019
RGX-111
MPS I
Begin enrollment in Phase I trial in mid-2019
RGX-181
CLN2 disease
IND submission in 2H 2019
Metabolic Disease
RGX-501
HoFH
Interim data update in 2H 2019
Orphan Drug Designation
Rare Pediatric Disease Designation
Fast Track Designation

	Research		Preclinical		Phase I / II		Phase III	
	Indication	Licensee	Indication	Licensee	Indication	Licensee	Indication	Licensee
Liver / hematologic	Citrullinemia Type I	Ultragenyx			Hemophilia A	Takeda		
	PKU	Ultragenyx			Hemophilia A	Ultragenyx / Bayer		
	Wilson Disease	Ultragenyx			OTC Deficiency	Ultragenyx		
					GSDIa	Ultragenyx		
					Crigler-Najjar	Audentes		
Retina	Achromatopsia	Biogen						
	Choroideremia	Biogen						
Central nervous system	Parkinson's w/ GBA	Prevail	Rett Syndrome	Novartis	SMA Type II / III	Novartis	SMA Type I	Novartis
	Undisclosed	Voyager / Genzyme	ALS SOD1	Novartis	MPS IIIA	Abeona	MPS IIIA	Lysogene / Sarepta
	CDKL5 Deficiency	Ultragenyx	ALS SOD1	Voyager	MPS IIIA	Esteve		
			CLN1	Abeona	MPS IIIB	Abeona		
			CLN3	Abeona				
Cardiac / skeletal muscle	Friedreich's Ataxia	Voyager / Genzyme	Pompe Disease	Audentes	XLMTM	Audentes		
					CPVT	Audentes		
					Danon Disease	Rocket		

Simultaneous global regulatory submissions filed in U.S., Europe and Japan

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

Our management team includes leaders who are experienced in building and operating innovative healthcare ventures and have expert knowledge in the development of AAV gene therapy, as well as in the disease areas we seek to address. We believe the strength of our team positions us to succeed in developing and bringing to market, independently or with our development partners, unique, best-in-class gene therapy treatments for a range of severe diseases with significant unmet medical needs.

Our Strategy

Our mission is to improve lives through the curative potential of gene therapy. We are seeking to develop, manufacture, commercialize and license product candidates across multiple therapeutic areas and target organs while continuing to expand our NAV Technology Platform. To achieve our mission, we are pursuing the following strategies:

•

Apply our proprietary, next generation AAV vector technology to develop in vivo gene therapies for patients. We believe in vivo gene therapy is an ideal treatment paradigm for monogenic diseases with sub-optimal or non-existent therapies because of its potential to correct an underlying genetic defect, rather than just treating a patient’s symptoms. In diseases not caused by a single gene defect, in vivo gene therapy has the potential to replace the need for frequent treatments by enabling the body to produce therapeutic proteins or antibodies consistently to impact the course of disease. We believe our NAV Technology Platform is proving to be a significant advancement over earlier AAV vectors in delivering these therapies. Based on data derived from our clinical studies and animal models using our NAV Vectors, as well as third-party clinical trials and animal models using our NAV Vectors, we believe our NAV Technology Platform possesses unique, beneficial properties that are not seen in earlier generation AAVs. We believe that our NAV Technology Platform, which underpins our internal development programs and the programs of our NAV Technology Licensees, will enable us and our partners to develop best-in-class gene therapy candidates for a wide range of disease targets.

•

Rapidly advance our RGX-314 program for wet AMD and other chronic retinal conditions that respond to anti-VEGF therapy. Wet AMD and several other chronic retinal conditions are currently treated with frequent intraocular injections of anti-VEGF therapy. We believe our RGX-314 product candidate has the potential to provide long-term anti-VEGF therapy for patients via a single administration, relieving significant treatment burden for patients, physicians and caregivers, while potentially improving patient outcomes by providing consistent, sustained levels of anti-VEGF in the eye. We are conducting a Phase I/IIa clinical trial for RGX-314 for the treatment of wet AMD and plan to expand to a larger, randomized, controlled Phase IIb clinical trial for wet AMD in late 2019. In addition, we plan to expand to additional chronic retinal conditions that respond to anti-VEGF therapy. We plan to file the first IND for an additional Phase II clinical trial in a condition beyond wet AMD in the second half of 2019. If we are successful in further establishing safety and efficacy in these Phase II clinical trials, we will pursue further development, including registration trials and commercialization of such product candidates

•

Aggressively progress our internal lead proprietary development programs in neurodegenerative and metabolic diseases. MPS II, MPS I, CLN2 disease and HoFH are all diseases with high unmet clinical need and current treatments that are sub-optimal. Our neurodegenerative disease franchise leverages a platform approach by using our NAV AAV9 vector and an intracisternal route of administration across our three neurodegenerative disease programs. The first subject was dosed in 2018 in the Phase I/II clinical trial for RGX‑121 for the treatment of MPS II and we expect to continue enrollment in the RGX-121 clinical trial throughout 2019. The IND for RGX‑111 for the treatment of MPS I is active and we expect to initiate a Phase I clinical trial for RGX‑111 in mid‑2019. We are progressing preclinical studies for RGX-181 for the treatment of CLN2 disease and we plan to file an IND in the second half of 2019. Additionally, as of December 31, 2018, we had enrolled six subjects in a Phase I/II clinical trial for RGX‑501 and we expect to present interim data from the Phase I/II clinical trial in the second half of 2019 on additional subjects in the second dose cohort treated with steroid prophylaxis.  If we are successful in achieving proof-of-concept in the Phase I or Phase I/II clinical trials for these neurodegenerative and metabolic diseases, we will pursue further development, including registration trials and commercialization of such product candidates.

•

Establish gene therapy franchises in and beyond our current core therapeutic areas of retinal, metabolic and neurodegenerative diseases. After human proof-of-concept is achieved in a disease, we believe we will be able to apply what we have learned and use our NAV Technology Platform to more rapidly develop new product candidates for many similar diseases. Once an appropriate vector and route of administration for a particular disease type have been established, we believe a new gene can be inserted into the appropriate vector and the established route of administration can be used for other similar diseases. To date, our strategy of focusing on retinal, neurodegenerative and metabolic diseases has been informed by significant animal, and in some cases human clinical, data that indicate specific NAV Vectors are particularly effective in the cells where these types of diseases manifest. Targeting tissues where diseases manifest is critical to impacting the course of diseases with our NAV gene therapy treatments (NAV Gene Therapy). This approach underpins our strategy for our neurodegenerative disease franchise, where we applied knowledge from the IND-enabling studies for RGX‑111 for MPS I to enable a rapid follow-on IND filing for RGX‑121, our MPS II program, and we continue to apply these learnings as we progress our RGX-181 program for CLN2 disease. We believe that this approach is also applicable to retinal and metabolic diseases, as well as many other therapeutic areas and tissue targets, such as the muscle, and will allow us to efficiently generate product candidates for diseases in and beyond our current areas of therapeutic focus.

•

Leverage the NAV Technology Platform in the expression of therapeutic proteins, antibodies and gene editing. Our treatment for wet AMD involves the novel, one-time administration of our NAV AAV8 vector encoding a gene for a monoclonal antibody fragment, which has the potential to enable a subject’s retinal cells to continuously produce therapeutic antibodies. To maintain efficacy, the current standard of care for the treatment of wet AMD requires repetitive and inconvenient intraocular injections of marketed therapeutic proteins or antibodies, typically ranging from every four to eight weeks in frequency. There are many diseases where the existing standard of care involves frequent administration of marketed therapeutic proteins or antibodies and we believe there are other patient populations that would benefit from NAV-based treatments designed to enable different cells in the body of patients to produce therapeutic proteins or antibodies. In addition, it has been demonstrated by several researchers that our NAV Technology Platform can be efficiently adapted to deliver different genome editing components to address the specific treatment needs of many disease targets. We may aim to invest in research and development in these areas or explore collaborations with strategic partners that have capabilities in the development of therapeutic antibodies, proteins and gene editing.

•

Further grow the potential of our NAV Technology Platform through strategic in-licensing and sublicensing of new programs. We plan to grow the potential of our NAV Technology Platform through licensing. For example, we pursue in-licensing for programs we deem to be promising research programs using our NAV Vectors from time to time. We intend to continue to selectively sublicense our NAV Technology Platform for specific vector and indication combinations to additional NAV Technology Licensees. Strategic sublicensing allows us to maintain our internal product development focus in our core disease indications and therapeutic areas while still expanding the NAV Gene Therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform, and creating potential additional revenue.

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

•

Ability to create convenient treatment profiles. Because gene therapies are designed to deliver a long-term effect with a single administration, a single gene delivered via gene therapy could potentially do the same work as administering conventional drugs over the course of many years.

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

RGX‑314 for the Treatment of Wet AMD

We are developing RGX‑314 for the treatment of wet AMD. Wet AMD is characterized by loss of vision due to excess fluid accumulation from new blood vessel formation. Fluid leakage following this excess fluid accumulation can result in physical changes in the structure of the retina and adverse changes in vision. As this process progresses, blindness can result from atrophy and scar formation. Wet AMD is a leading cause of total and partial vision loss in the United States, Europe and Japan. As indicated by the name, the risk for developing wet AMD increases with age and we anticipate the diagnosis rate will continue to increase as the population continues to trend towards an aging population.

Anti-VEGF therapies are the standard of care in wet AMD due to their ability to reduce fluid accumulation and, on average, improve vision in the majority of patients with wet AMD. Currently, there are three anti-VEGFs that are commonly used for the treatment of wet AMD. All of these therapies, however, require repetitive and inconvenient intraocular injections, typically ranging from every four to eight weeks in frequency, to maintain efficacy. Patients often experience vision loss with reduced frequency of treatment and due to a variety of factors, including inconvenience and discomfort associated with frequent injections in the eye, patient compliance is a significant concern with anti-VEGF therapies.

RGX‑314 is being developed as a novel, one-time subretinal treatment for wet AMD that consists of the NAV AAV8 vector encoding a gene for a monoclonal antibody fragment. The expressed protein is designed to neutralize VEGF activity, modifying the pathway for formation of new leaky blood vessels and retinal fluid accumulation. After delivery of RGX‑314, we believe retinal cells will continue to produce the anti-VEGF protein.

Clinical Development of RGX‑314 for the Treatment of Wet AMD

Enrollment in the Phase I/IIa clinical trial of subretinally administered RGX‑314 in the United States in subjects with wet AMD began in May 2017. The trial design allows for enrollment of up to 42 subjects across five dose levels.  Subjects enrolled in the clinical trial must have a documented need and history of response to anti-VEGF therapies. Primary endpoints include AEs, certain laboratory measures (including immunological parameters), evaluation of BCVA, change in CRT as measured by spectral domain ocular coherence tomography (SD-OCT), presence of RGX‑314 protein in aqueous fluid and other outcome measures. The primary purpose of the clinical trial is to evaluate the safety and tolerability of RGX‑314 at 24 weeks after a single dose of RGX‑314 administered by subretinal delivery. Following completion of the primary study period, it is expected that subjects will enter the follow-up period and will continue to be assessed for long-term safety and durability of effect until week 106.

In August 2018, we announced positive interim safety and efficacy data from the RGX-314 Phase I/IIa clinical trial in wet AMD. As of July 27, 2018, RGX-314 was well-tolerated by all subjects with no reported drug-related AEs or SAEs. There had been no observed immune responses, drug-related ocular inflammation or any post-surgical inflammation beyond what is expected following routine vitrectomy. Dose-dependent protein expression levels as measured from aqueous samples by electrochemiluminescence immunoassay (ECL), dose-dependent reduction in anti-VEGF injections and maintenance of CRT measured by SD-OCT had been reported across all cohorts. Additionally, through month six, BCVA assessments for subjects in the third dose cohort had a mean improvement in visual acuity of eight ETDRS letters. As of July 27, 2018, 50% of subjects (three subjects) from the third dose cohort were free of anti-VEGF injections for six months since the administration of RGX-314.

In October 2018, we provided an update on RGX-314 protein expression levels in the third dose cohort six months after administration of RGX-314. At six months post RGX-314 administration, mean and median RGX-314 protein levels measured from aqueous samples by ECL in the third dose cohort were higher than at one month post RGX-314 administration. Mean and median protein expression levels in the third dose cohort were higher both in the group of subjects who had been free of anti-VEGF injections since the administration of RGX-314 and those who had received anti-VEGF rescue injections.

In January 2019, we provided an additional update on the RGX-314 Phase I/IIa clinical trial. As of December 3, 2018, RGX-314 continued to be well-tolerated across all cohorts, with no drug-related SAEs and no observed immune responses, drug-related ocular inflammation or post-surgical inflammation beyond what is expected following a routine vitrectomy. 50% of subjects (3 of 6) in the third dose cohort continued to remain anti-VEGF rescue injection-free at nine months post-RGX-314 administration with persistent clinical durability of effect observed on BCVA and CRT. Mean BCVA improved by +13 ETDRS letters and mean CRT decreased by -37 microns from baseline in these subjects at nine months.

30 total subjects have been dosed in the RGX-314 Phase I/IIa clinical trial, including six subjects in each of the first three dose cohorts and 12 subjects in the fourth dose cohort.

We expect to present top-line data from the RGX‑314 Phase I/IIa clinical trial by the end of 2019, and initiate a larger, randomized, controlled Phase IIb clinical trial for RGX-314 in wet AMD in late 2019.

RGX-314 for the Treatment of Additional Retinal Conditions

Anti-VEGF therapy is the standard of care in several chronic retinal conditions beyond wet AMD, including but not limited to diabetic retinopathy, diabetic macular edema and retinal vein occlusion. While these and other chronic retinal conditions respond to anti-VEGF therapy, we believe these patient populations could benefit from an improved, long-term anti-VEGF treatment solution that RGX-314 may be able to provide. We plan to file INDs and conduct clinical trials for RGX-314 in additional chronic retinal conditions in the future, including to further evaluate the potential benefit of RGX-314 as a one-time anti-VEGF treatment in an additional chronic retinal condition in the second half of 2019.

RGX‑121 for the Treatment of MPS II

RGX‑121 is our product candidate for the treatment of MPS II. MPS II, also known as Hunter syndrome, is a rare, X-linked recessive, or sex-linked, disease caused by a deficiency of IDS. IDS is an enzyme responsible for the breakdown of polysaccharides heparan sulfate and dermatan sulfate in the lysosomes of cells, which are intracellular structures that dispose of waste products inside cells. These polysaccharides, called glycosaminoglycans (GAGs), accumulate in tissues of MPS II patients, resulting in diverse clinical signs and symptoms. Many patients develop symptoms related to GAG storage in the central nervous system (CNS), which can include excessive accumulation of fluid in the brain, spinal cord compression and cognitive impairment. In severe forms of the disease, early developmental milestones may be met during the first year after birth, but developmental delay is readily apparent by 18 to 24 months. Developmental progression begins to plateau between three and five years of age, with regression reported to begin around six and a half years. By the time of death, most patients with CNS involvement are severely mentally handicapped and require constant care.

MPS II is estimated to occur in approximately 1 in 100,000 to 1 in 170,000 births worldwide. Based on global population, this equates to approximately 500 to 1,000 MPS II patients born each year worldwide.

In 2006, recombinant IDS (Elaprase), an enzyme replacement therapy (ERT), was approved by the FDA for the treatment of MPS II and has subsequently been approved for use internationally. However, ERT does not treat CNS manifestations of MPS II since the enzyme cannot cross the blood-brain barrier. Specific treatment to address the neurological manifestations of MPS II and prevent or stabilize cognitive decline remains a significant unmet medical need. Overall, the limitations of ERT leave a significant unmet need for a method to safely achieve long-term IDS reconstitution in the CNS for MPS II patients experiencing neurological complications.

RGX‑121 is designed to use the AAV9 vector to deliver the human IDS gene to the CNS. Delivery and expression of the enzyme that is deficient within cells in the CNS could provide a permanent source of secreted IDS on the CNS side of the blood-brain barrier, allowing for long-term cross-correction of cells throughout the CNS. We believe this strategy could provide rapid IDS delivery to the brain, potentially preventing the progression of cognitive deficits that otherwise occur in MPS II patients.

We have received orphan drug product designation, rare pediatric disease designation and fast track designation from the FDA for RGX‑121.

Clinical Development of RGX‑121 for the Treatment of MPS II

Enrollment in the Phase I/II clinical trial of RGX‑121 based gene delivery via CNS administration in subjects with MPS II began in the second half of 2018. The trial design calls for enrollment of up to six subjects with MPS II. Subjects in the study must be greater than or equal to four months of age and less than five years of age. All subjects must have documented evidence of neurocognitive deficits due to MPS II or have a relative diagnosed with severe MPS II who has the same IDS mutation as the subject. The primary endpoint will be a safety assessment. The secondary and exploratory endpoints include the effect of RGX‑121 on biomarkers of IDS activity in the cerebrospinal fluid (CSF), serum and urine and effect of RGX‑121 on neurocognitive deficits, as well as other outcome measures.

We expect to provide an interim data update from the RGX-121 Phase I/II clinical trial in the second half of 2019.

RGX‑111 for the Treatment of MPS I

We are developing RGX-111 for the treatment of MPS I. MPS I is a rare autosomal recessive, or non-sex-linked, genetic disease caused by deficiency of IDUA, an enzyme required for the breakdown of polysaccharides heparan sulfate and dermatan sulfate in lysosomes. Similar to MPS II, many MPS I patients develop symptoms related to GAG storage in the CNS, which can include excessive accumulation of fluid in the brain, spinal cord compression and cognitive impairment. MPS I patients span a broad spectrum of disease severity and extent of CNS involvement. The severe form of MPS I is also referred to as Hurler syndrome. Hurler patients have two mutations in the IDUA gene, resulting in no active enzyme. These patients typically present with symptoms before two years of age and universally exhibit severe cognitive decline after an initial period of normal development.

MPS I is estimated to occur in approximately 1 in 100,000 births worldwide. Based on global population, this equates to over 1,000 MPS I patients born each year worldwide. Studies suggest that severe forms of MPS I represent between one-half and two-thirds of all MPS I patients.

The current standard of care for patients with an attenuated form of MPS I is a recombinant form of human IDUA (Aldurazyme). Given as a weekly intravenous infusion, this ERT has demonstrated improvement in hepatosplenomegaly, growth, mobility and respiratory function. However, as the enzyme cannot cross the blood-brain barrier, ERT does not treat the CNS manifestations of MPS I.

The first disease modifying therapy developed for severe MPS I was bone marrow transplant (BMT). Though BMT has demonstrated improvements in survival, growth, cardiac and respiratory function, mobility and intellect, it is also associated with clinically relevant morbidity and an estimated 10% to 20% mortality. Accordingly, the procedure is reserved for patients with severe disease before two years of age because the risk-benefit ratio is thought to be more favorable in younger patients who have not yet experienced advanced cognitive decline. Another critical limitation of BMT is that cognitive decline continues for up to a year after transplant before stabilizing, leaving permanent cognitive deficits. In addition, clinical trials to evaluate direct administration of ERT into the CNS for the treatment of MPS II and CLN2 disease have been initiated in an effort to find approaches that treat the CNS manifestations of lysosomal storage diseases. These approaches, however, do not address the underlying cause of these neurodegenerative diseases and we believe that if such products receive regulatory approval, the need for frequent (bi-weekly or monthly) administration into the CNS is likely to lead to patient compliance issues, further reducing the treatment potential of this method of ERT.

Overall, the limitations of BMT and ERT leave a significant unmet need for a method to safely achieve long-term IDUA reconstitution in the CNS for MPS I patients experiencing neurological complications.

RGX‑111 is designed to use the AAV9 vector to deliver the human IDUA gene to the CNS. Delivery of the enzyme that is deficient within cells in the CNS could provide a permanent source of secreted IDUA beyond the blood-brain barrier, allowing for long-term cross-correction of cells throughout the CNS. We believe this strategy could also provide rapid IDUA delivery to the brain, potentially preventing the progression of cognitive deficits that otherwise occurs in MPS I patients.

We have received orphan drug product designation, rare pediatric disease designation and fast track designation from the FDA for RGX‑111.

Planned Clinical Development of RGX‑111 for the Treatment of MPS I

The IND for RGX‑111 is active and we plan to initiate a Phase I clinical trial of RGX‑111 based gene delivery via CNS administration in mid‑2019 in subjects with MPS I. The primary endpoint will be a safety assessment. The secondary endpoints include the effect of RGX‑111 on biomarkers of IDUA activity in the CSF, serum and urine and the effect of RGX‑111 on neurocognitive deficits, as well as other outcome measures.

We expect to begin enrollment in the RGX-111 Phase I clinical trial in mid-2019.

RGX‑181 for the Treatment of CLN2 Disease

RGX‑181 is our product candidate for the treatment of CLN2 disease, a form of Batten disease. CLN2 disease is a rare, pediatric-onset, autosomal recessive, neurodegenerative lysosomal storage disorder caused by mutations in the TPP1 gene. Mutations in the TPP1 gene, and subsequent deficiency in TPP1 enzymatic activity, result in lysosomal accumulation of storage material and degeneration of tissues including the brain and retina. CLN2 disease is characterized by seizures, rapid deterioration of language and motor functions, cognitive decline, loss of vision and blindness, and premature death by mid-childhood. Onset of symptoms is generally between two to four years of age with initial features of recurrent seizures (epilepsy), language delay, and difficulty coordinating movements (ataxia).

CLN2 disease is estimated to occur in approximately 1 in 250,000 births worldwide. Based on global population, this equates to as many as 500 patients born each year worldwide.

There is currently no cure for CLN2 disease. Current treatment options include palliative care or ERT. In 2017, recombinant TPP1 (Brineura), an ERT, was approved by the FDA for the treatment of CLN2 disease. Brineura is administered into the lateral ventricles via an implanted device on a biweekly basis. While an improvement over palliative care in slowing disease progression, we believe frequent administration of ERT into the CNS, reliance on limited and specialized infusion centers, the need for and complications associated with a permanently implanted device, and lack of a treatment for the underlying genetic cause of CLN2 disease represents an area of significant unmet medical need.

RGX‑181 is designed to use the AAV9 vector to deliver the human TPP1 gene to the CNS. Delivery of the gene that is deficient within cells in the CNS could provide a permanent source of secreted TPP1, allowing for long-term cross-correction of cells throughout the CNS.

We have received orphan drug product designation and rare pediatric disease designation from the FDA for RGX‑181.

Planned Clinical Development of RGX‑181 for the Treatment of CLN2 Disease

We intend to file an IND in the second half of 2019 to support the initiation of a dose-escalation clinical trial of RGX-181 based gene delivery via CNS administration in subjects with CLN2 disease. Potential endpoints include a safety assessment, evaluation of biomarkers and clinical outcomes.

RGX‑501 for the Treatment of HoFH

We are developing RGX-501 for the treatment of HoFH. HoFH is a monogenic disorder caused predominantly by abnormalities in the function or expression of the LDLR gene. LDLR plays an important role in the regulation of cholesterol by facilitating uptake and degradation of low-density lipoprotein (LDL) in the liver. HoFH patients have very low levels or are completely deficient of LDLR, resulting in very high blood cholesterol levels which are typically greater than 500 milligrams per deciliter (mg/dl). Patients with HoFH develop progressive atherosclerosis, or narrowing and blockage of the arteries beginning at an early age, which leads to a high incidence of heart attacks in children and teenagers, among other severe symptoms. If untreated, HoFH patients usually die of causes related to CAD or aortic valve disease before the age of 30.

Published medical literature suggests that the worldwide prevalence of HoFH is estimated to be as high as 1 in 200,000. Based on disease severity and molecular characteristics, we estimate there are approximately 11,000 individuals globally who are primary candidates for gene therapy treatment of HoFH. Multiple studies have compared HoFH patients based on LDLR activity and have shown that small differences in residual activity can lead to significant reductions in cholesterol levels and better long-term outcomes.

Available treatment options for HoFH are limited. Lipoprotein apheresis, a physical method of filtering the plasma of LDL-C, is laborious and requires frequent intravenous access that can be challenging, expensive and not readily available. Other available treatments include statins, a class of pharmaceuticals commonly used to lower cholesterol levels, cholesterol absorption inhibitors and other cholesterol lowering medications. The FDA has approved two drugs as add-on therapy specifically for HoFH: lomitapide and mipomersen. Both result in a reduction of LDL-C, but their use is associated with an array of adverse events that may affect tolerance and long-term adherence. Other available treatments include PCSK9 inhibitors, which are designed to increase LDLR on the surface of the liver by reducing LDLR clearance by the PCSK9 protein. Effectiveness of PCSK9 inhibitors relies on patients having functional LDLR, so we believe a substantial unmet medical need remains for the population of HoFH patients who are LDLR negative or severely deficient in LDLR function. With all current HoFH therapies, even in combination, providing sub-optimal treatment for patients, a better solution is needed.

RGX‑501 is designed to use the AAV8 vector to deliver the human LDLR gene to liver cells. We believe that the liver is the preferred target organ for gene therapy of HoFH since LDLRs produced in the liver contribute to greater than 90% of the capture and breakdown of LDL, making the liver by far the most important LDLR producing organ. Additionally, the liver is also the only organ capable of excreting cholesterol from the body, a function that is critical to the maintenance of cholesterol balance. Finally, studies have shown that liver transplantation in HoFH patients corrects the disease, providing strong support that correction of hepatic LDL receptor activity by gene therapy is sufficient for metabolic correction of the disease.

We have received orphan drug product designation from the FDA for RGX‑501.

Clinical Development of RGX‑501 for the Treatment of HoFH

Enrollment in the Phase I/II clinical trial of intravenously administered RGX‑501 in the United States in subjects with HoFH began in March 2017. The primary endpoint is a safety assessment. The secondary endpoints are reduction in LDL-C and other outcome measures. Based on previous clinical trials and recent approvals in HoFH, we believe reduction in LDL-C is an endpoint that is an acceptable measure on which regulatory approval could be based.

As of December 31, 2018, a total of six subjects had been enrolled in two dose cohorts of the Phase I/II trial for RGX-501 for the treatment of HoFH. Four SAEs had been reported, two of which were reported as drug-related. All three subjects enrolled at the dose of 7.5 x 10^12 GC/kg body weight (Cohort 2) experienced elevation in transaminases four to six weeks post-dosing, were asymptomatic and responded rapidly to the initiation of corticosteroids followed by a slow taper, with normalization of the transaminases. At 12 weeks, the three subjects in the first dose cohort did not show a clinically meaningful change in LDL-C levels. We believe that the ability to assess LDL-C levels at 12 weeks in the three subjects in the second dose cohort may be confounded by the potential effects on the liver and the resulting steroid therapy.

In November 2018, we entered into a new clinical trial agreement with the University of Pennsylvania (Penn), the original RGX-501 trial sponsor, which allowed us to become the trial sponsor following the required activities with regulatory authorities to effectuate the transfer of sponsorship. We believe this will allow for enhanced visibility and control over the RGX-501 trial. In the United States, the RGX-501 IND application was transferred in November 2018. Transfer of the Clinical Trial Applications for all other participating countries was ongoing.

In parallel, an amendment to the Phase I/II clinical trial protocol has been submitted to health authorities to allow for the enrollment of additional subjects at the second dose cohort dose level using corticosteroid prophylaxis. Trial recruitment has resumed. While we have assumed sponsor responsibilities, Penn will continue to support this study both as a scientific collaborator and as the principal dosing site.

We expect to provide an interim data update from the second dose cohort with steroid prophylaxis from the RGX-501 Phase I/II clinical trial in the second half of 2019.

Other Preclinical Programs

In addition to our lead product candidate programs, we have also funded, and plan to continue to fund, preclinical research on potential product candidate programs that may become part of our internal product development pipeline in and beyond our current retina, neurodegenerative and metabolic franchise areas. We have partnered with a number of leading academic institutions and will continue to seek partnerships with innovative institutions to remain at the leading edge of the gene therapy field.

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

Each sublicense specifies the vector or vectors and disease indication or indications as well as whether the sublicense is exclusive or non-exclusive. In determining whether to sublicense, we first evaluate whether the disease indication is of interest to us in which case we may develop a therapeutic for the disease indication internally using our NAV Technology Platform. If it is not, we consider the size of the potential market and unmet need, competition, licensee development history and capabilities and licensee’s ability to pay in evaluating whether to enter into a license agreement. As of December 31, 2018, our NAV Technology Platform was being applied in the development of more than 20 partnered product candidates by 11 NAV Technology Licensees, most under a license to specific NAV Vectors for specific indications.

Our license agreements include upfront and annual fees, milestone fees based on licensee candidate progression, and low-single to low-double digit royalties on sales. Such royalties are subject to customary reductions, such as if the licensee must obtain a license from a third party to avoid infringement of such third party’s rights in order to exercise its rights under the license granted by us. We are obligated to make payments to our licensors with respect to the revenues we receive from our licensees for these sublicenses in accordance with the terms of our agreements with our licensors. As of December 31, 2018, our NAV Technology Licensees had 13 clinical stage programs using NAV Vectors.

Process Development and Manufacturing

We believe that we have the internal capabilities and access to the resources necessary to enable us to successfully commercialize NAV Gene Therapy products following regulatory approval, if any, by developing scalable processes to manufacture such products efficiently and at commercial quantity.

AAV Vector Production

We have invested significantly in our internal capabilities and infrastructure, including the establishment of our advanced manufacturing and analytics lab, which has been recently expanded to also accommodate a larger, 200 liter scale of operation and to support our emerging research activities. Our internal team possesses deep knowledge of AAV characterization and production, as well as significant experience and expertise in biologics process development (upstream, purification and formulation), scale-up and production at large scale. We believe our capabilities and infrastructure will enable us to continue to be leaders in development of scalable, proprietary production methods for NAV Gene Therapy products. We have established internal capability to produce NAV Vectors across multiple platforms and at a scale of up to 200 liters.

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

In 2018, we entered into a strategic partnership with FUJIFILM Diosynth Biotechnologies (FUJIFILM) for the manufacture of our lead product candidates, which will support late-stage clinical development and early commercialization. Under the terms of the agreement with FUJIFILM, we gain guaranteed capacity for the supply of NAV AAV drug substance manufactured under cGMP at large scale—up to 2,000 liters—for three years, with the option to extend the agreement for an additional three years. We believe FUJIFILM facilities are compliant with global regulatory standards in support of the initiation of worldwide clinical trials for our lead product candidates.

In addition, we believe we have established a robust supply chain for our key raw materials to ensure both high quality standards and assurance of raw material supply as we advance our programs. We have established dual supply sources for critical raw materials to minimize the potential for disruption of ongoing manufacturing activities. We believe our management team retains significant expertise in managing a diverse network of CMOs and suppliers and that this expertise will enable us to execute on our manufacturing strategy in connection with our external partners.

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

Scientists at Penn discovered that in contrast to earlier generation AAV2, most NAV Vectors were released primarily into the medium of production cultures and not retained in the cell. Because these vectors are secreted directly into the media, we are able to efficiently deliver a product of high purity and with relatively high yield with less need for complicated purification steps. This method, for which we have licensed from Penn the exclusive patent rights, is high-yielding and versatile for the production of different NAV Vectors and has been demonstrated to scale into a cGMP setting with comparable yields and product quality. Our future process development activities will build upon this platform to target higher yield of vector without impacting the product purity profile.

Other Capabilities

We have prepared and characterized several proprietary HEK293 master cell banks and other components (plasmid DNA banks) required for clinical vector production. Our master cell banks and other components are being used by us and a subset of our NAV Technology Licensees for the production of NAV Vectors under cGMP for use in clinical trials.

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

Vectors derived from AAV have among the best safety profiles for gene therapy given that AAVs are not known to be associated with disease in humans. The earlier generation AAV vectors were designed by scientists in the mid‑1980s and the first clinical trials using AAV began in the mid‑1990s. There were only a handful of AAV vectors available to scientists at the time of the first clinical trials because AAV vectors were designed based on the capsid (the protein shell of a virus that encloses the genetic material of the virus) of AAV viruses known to be in existence and only six distinct serotypes (groups within a single species of microorganisms, such as bacteria or viruses, which share distinctive surface structures) had been discovered at that time. These earlier generation AAV vectors were shown to be limited in their application due to a variety of limitations and challenges, including:

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

Our Proprietary NAV Technology Platform for Gene Delivery

Our NAV Technology Platform has been used in a number of clinical trials conducted by us, our partners and third-party investigators. In 2009, we licensed rights to the next generation AAV vectors discovered at Penn. Our NAV Vectors form the foundation of our NAV Technology Platform.

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

Higher Gene Expression

NAV Vectors have been shown to generate higher levels of gene expression in animals than earlier generation AAV vectors such as AAV2. In mice livers, one of our NAV Vectors, AAV8, produced levels of gene expression that were 10‑ to 100‑fold higher than was achieved with AAV2. The figure below shows the contrast in the amount of gene expressed using the two vectors at the same dose.

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

Longer-Term Gene Expression

We believe the longer-term gene expression seen using NAV Vectors is due to more stable genomic persistence and reduced cellular immunity, which are a function of novel capsid structure and lower dosing required using NAV Vectors due to the greater gene expression discussed earlier. NAV Vectors have demonstrated stable expression in animals for over eight years. Moreover, AAV8 vectors have demonstrated stable expression for over seven years in clinical trials for hemophilia B patients.

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

•	is owned by Penn; and
•	is necessary or useful for the practice of the licensed patent rights.

Under the terms of the Penn license agreement, we issued equity to Penn and are also obligated to pay Penn:

•	low- to mid-single digit royalties on net sales of licensed pharmaceutical products sold by us or our affiliates;
•	low-single digit to low-double digit royalty percentages of net sales on licensed products intended for research purposes only;
•	low- to mid-double digit royalty percentage on royalties received from third parties on net sales of licensed pharmaceutical products by such third parties;
•	low-double digit to mid-teen digit percentages of sublicense fees we receive for the licensed intellectual property rights from sublicensees; and
•	reimbursements for ongoing patent prosecution and maintenance expenses.

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

Under the current 2014 SRA, as amended, we fund research at Penn and pay certain intellectual property legal and filing expenses and receive the rights to the research results, if any. The Penn license agreement, as amended, and the 2014 SRA, as amended, provide that all patentable inventions conceived, created, or conceived and reduced to practice pursuant to the 2014 SRA, together with patent rights represented by or issuing from the U.S. patents and patent applications, including provisional patent applications, automatically become exclusively licensed to us and all research results become automatically licensed to us as know-how. Under the 2009 SRA, as amended, in consideration for our funding of research at Penn, we received an option to acquire a worldwide license on commercially reasonable terms to practice all patentable inventions conceived, created, or reduced to practice pursuant to the 2009 SRA, together with patent rights represented by or issuing from the U.S. patents and patent applications, including provisional patent applications. Under our 2014 SRA with Penn, as amended, we have agreed to fund research at Penn through 2020.

GlaxoSmithKline LLC. In March 2009, we entered into a license agreement with GSK, which was amended in April 2009, in order to secure the exclusive rights to patents and patent applications covering NAV Technology that GSK had previously licensed from Penn (subject to certain rights retained by GSK and Penn). Under this GSK license agreement, we receive an exclusive, worldwide sublicense under the licensed patent rights to make, have made, use, import, sell and offer for sale products covered by the licensed patent rights anywhere in the world. Our rights under this GSK license agreement are subject to certain rights retained by GSK for the benefit of itself and other third parties, including rights relating to: domain antibodies; RNA interference and antisense drugs; internal research purposes and GSK’s discovery research efforts with non-profit organizations and GSK collaborators; AAV8 for the treatment of hemophilia B; AAV9 for the treatment of Muscular Dystrophy, congestive heart failure suffered by Muscular Dystrophy patients and cardiovascular diseases by delivery of certain genes; and non-commercial research in the areas of Muscular Dystrophy, hemophilia B, congestive heart failure suffered by Muscular Dystrophy patients, and other cardiovascular disease. Under the terms of the license agreement, we issued equity to GSK and are obligated to pay GSK:

•	up to $1.5 million in aggregate milestone payments, $0.5 million of which have been accrued or paid as of December 31, 2018;
•	low- to mid-single digit royalty percentages on net sales of licensed products;
•	low- to mid-double digit percentages of any sublicense fees we receive from sublicensees for the licensed intellectual property rights; and
•	reimbursements for certain patent prosecution and maintenance expenses.

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

Other Licenses

Regents of the University of Minnesota. In November 2014, we entered into a license agreement with Regents of the University of Minnesota (Minnesota) for the exclusive rights to Minnesota’s undivided interest in intellectual property jointly owned by Minnesota and us relating to the delivery of AAV vectors to the CNS. This license was amended in November 2016. Under this Minnesota license agreement, as amended, we receive an exclusive license under the licensed patent rights to make, have made, use, offer to sell or sell, offer to lease or lease, import or otherwise offer to dispose or dispose of products covered by the licensed patent rights in all fields of use in any country or territory in which a licensed patent has been issued and is unexpired or a licensed patent application is pending until November 2019, after which time the field of use would be limited to all fields of use using our NAV Vectors in addition to certain additional indications and areas.  Under the terms of the agreement, the Company is obligated to pay Minnesota upfront fees, annual maintenance fees, royalties on net sales, if any, sublicense fees and fees upon the achievement of various milestones.

Emory University.  In August 2018, we entered into a license agreement with Emory University (Emory) for the exclusive rights to Emory’s undivided interest in intellectual property jointly owned by Emory and us relating to the delivery of AAV vectors to the CNS. Under this Emory license agreement, we receive an exclusive license under the licensed patent rights to make, have made, use, import, offer to sell or sell licensed products in all fields of use in any country.  Under the terms of the agreement, the Company is obligated to pay Emory an upfront fee, annual maintenance fees under certain circumstances, royalties on net sales, sublicense fees, and fees upon the achievement of various milestones for the first licensed product.

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

Product Candidates

As of December 31, 2018, in addition to the patents related to our NAV Technology described below, our patent portfolio included a total of three issued U.S. patents, eight pending International Patent applications filed pursuant to the Patent Cooperation Treaty (PCTs) and eight PCTs that have entered national stage relating to our product candidates, which are summarized below:

•

RGX-314:  Two PCTs that have entered national stage for which any issued U.S. or European patent would expire in 2037 and one pending PCT for which any issued U.S. or European patent would expire in 2038;

•

RGX-501:  One issued U.S. patent that will expire in 2026, including patent term adjustment, one PCT that has entered national stage for which any issued U.S. or European patent would expire in 2036 and one pending PCT for which any issued U.S. or European patent would expire in 2038;

•	RGX-111: Two issued U.S. patents that will expire in 2034, including patent term adjustment;
•	RGX-111/RGX-121: Five PCTs that have entered national stage and five pending PCTs for which any issued U.S. or European patents would expire in 2034, 2036, 2037 or 2038; and
•

RGX-181:  One pending U.S. non-provisional patent application for which any issued U.S. patent would expire in 2034 and one pending PCT for which any issued U.S. or European patent would expire in 2038.

NAV Technology

We have exclusively licensed rights relevant to our NAV Technology which includes novel recombinant AAV vectors AAV7, AAV8, AAV9, and AAVrh10, among others. Our licensed patent portfolio includes exclusive rights to more than 100 patents and patent applications worldwide relating to composition of matter patents and/or patent applications for our novel AAV vectors, as well as methods for their manufacture and therapeutic uses. We also possess substantial know-how and trade secrets relating to our NAV Technology. As of December 31, 2018, our licensed patent portfolio included 10 issued U.S. patents and four European patents relating to the AAV7, AAV8, AAV9 and AAVrh10 vectors and uses thereof. These patents have terms that will expire as late as 2026.

Our licensed patent portfolio also includes composition of matter claims for novel AAV vectors having certain other capsids as well as AAV capsids that have an amino acid sequence at least 95% or at least 97% identical to the capsids of certain of the NAV Vectors.

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

Customers

Our revenues for the years ended December 31, 2018, 2017 and 2016 consisted primarily of license revenue. Two customers (AveXis Inc. (AveXis) and Abeona Therapeutics Inc. (Abeona)) accounted for approximately 97% of our total revenue for the year ended December 31, 2018. One customer (AveXis) accounted for approximately 68% of our total revenue for the year ended December 31, 2017. No other customer accounted for more than 10% of revenue in 2017. Two customers accounted for approximately 68% of our total revenue for the year ended December 31, 2016. No other customer accounted for more than 10% of revenue in 2016. We expect future license revenue to be derived from a limited number of licensees. Future license revenue is uncertain due to the contingent nature of our licenses granted to third-parties and may fluctuate significantly from period to period.

Research and Development

We are building a research and development organization that includes extensive expertise in AAV gene therapy and related scientific disciplines. We operate cross-functionally and are led by an experienced research and development management team. We use rigorous project management techniques to assist us in making disciplined strategic research and development program decisions and to help limit the risk profile of our product pipeline. We also access relevant market information and key opinion leaders in creating target product profiles when appropriate, as we advance our programs towards commercialization. We engage third parties to conduct portions of our preclinical research. In addition, we are utilizing multiple clinical sites to conduct our clinical trials.

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

We are aware of a number of companies focused on developing gene therapies in various disease indications, including Adverum Biotechnologies, Inc., Amicus Therapeutics, Inc., Applied Genetic Technologies Corporation, BioMarin Pharmaceutical Inc., bluebird bio, Inc., MeiraGTx Limited, Sangamo Therapeutics, Inc., Sanofi Genzyme, Sarepta Therapeutics, Inc., Solid Biosciences Inc., Spark Therapeutics, Inc. and uniQure N.V. as well as a number of companies addressing other methods for modifying genes and regulating gene expression. Additionally, we have sublicensed our NAV Technology Platform for developing gene therapies in various disease indications to our NAV Technology Licensees. Not only must we compete with other companies that are focused on gene therapy products using earlier generation AAV technology and other gene therapy platforms, but any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future.

There are other organizations working to improve existing therapies or to develop new therapies for our initially selected disease indications. Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success for our product candidates, if approved. These efforts include the following:

•	Wet AMD. Marketed competition for wet AMD largely consists of anti-VEGF therapies developed by Roche/Genentech, Inc. (Lucentis, Avastin) and Regeneron Pharmaceuticals, Inc. (Eylea).
•	HoFH. There are several companies with marketed products for the treatment of HoFH, including Aegerion Pharmaceuticals, Inc. (Juxtapid), Amgen Inc. (Repatha) and Kastle Therapeutics (Kynamro).
•	MPS I. There is one principal competitor with a marketed product for the treatment of MPS I, Sanofi Genzyme (Aldurazyme).
•	MPS II. The principal marketed competition for MPS II is a systemic enzyme replacement therapy, which is marketed by Shire plc (Elaprase).
•	CLN2 Disease. There is one principal competitor with a marketed product for the treatment of CLN2 Disease, BioMarin (Brineura).

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

Government Regulation

In the United States, biological products, including gene therapy products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act (FD&C Act), and the Public Health Service Act (PHS Act) and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. Applications to the FDA are required before conducting clinical testing of biological products, and each clinical study protocol for a gene therapy product is reviewed by the FDA.

Within the FDA, the Center for Biologics Evaluation and Research (CBER) regulates gene therapy products. The FDA has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy INDs.

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

U.S. Biological Products Development Process

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•

completion of nonclinical laboratory tests, including evaluations of product chemistry, formulations, toxicity in animal studies in accordance with good laboratory practice (GLP) and applicable requirements for the humane use of laboratory animals or other applicable regulations;

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

•	potential FDA inspection of the nonclinical and clinical study sites and the clinical study sponsor that generated the data in support of the BLA; and
•	FDA review and approval, or licensure, of the BLA.

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

Clinical studies involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical study will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical studies must be conducted and monitored in accordance with the FDA’s regulations imposing the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical study must be reviewed and approved by an independent institutional review board (IRB) at or servicing each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical study subject or his or her legal representative and must monitor the clinical study until completed. Clinical studies generally also must be reviewed by an institutional biosafety committee (IBC), a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. Some studies also employ a Data and Safety Monitoring Board (DSMB), which operates with independence from the study sponsor and has access to unblinded study data during the course of the study and may halt a study for ethical reasons such as undue safety risks.

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

•

Phase III. Clinical studies are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product approval and labeling. Post-approval clinical studies, sometimes referred to as Phase IV clinical studies, may be conducted after initial marketing approval. These clinical studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. In some cases, Phase IV studies may be required by the FDA as a condition of approval. The FDA recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for as long as 15 years.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Annual progress reports detailing the results of the clinical studies must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for expedited reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase I, Phase II and Phase III clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its DSMB may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

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

If a product that has orphan designation subsequently receives the first FDA approval for that product for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union (EU) has similar, but not identical, benefits.

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

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant BLA.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States and markets in other countries, sales of any product candidates for which regulatory approval for commercial sale is obtained will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all FDA-approved drugs for a particular indication. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. New metrics frequently are used as the basis for reimbursement rates, such as average sales price, average manufacturer price and actual acquisition cost. In order to obtain coverage and reimbursement for any product that might be approved for sale, it may be necessary to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the products, in addition to the costs required to obtain regulatory approvals. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. Health Technology Assessment which is intended to take account of medical, social, economic and ethical issues when determining the suitability of a medicinal product for reimbursement has increasingly become an element of the pricing and reimbursement decisions of the competent authorities in EU Member States.

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

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act (FCPA), to which we are subject, prohibits corporations and individuals from engaging in bribery and corruption when dealing with foreign government officials. It is illegal to corruptly pay, offer to pay, promise or authorize the payment of money or anything of value, directly or indirectly, to any foreign government official, political party or political candidate in an attempt to secure an improper advantage in order to obtain or retain business or to otherwise improperly influence a foreign official in his or her official capacity. Comparable laws have been adopted in other countries that impose similar obligations. We are also subject to the FCPA’s accounting provisions, which require us to keep accurate books and records and to maintain a system of internal accounting controls sufficient to assure management’s control, authority, and responsibility over the company’s assets.  The failure to comply with the FCPA and similar laws could result in civil or criminal sanctions or other adverse consequences.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Many countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the EU, for example, an application for authorization of a clinical trial must be submitted to the competent regulatory authorities and a request for a related positive opinion must be submitted to the competent Ethics Committees in the EU Member States in which the clinical trial takes place, much like the FDA and the IRB, respectively. Once the clinical trial has been approved by the competent regulatory authorities and a positive opinion has been provided by the competent Ethics Committees in accordance with the EU and the EU Member State requirements, the corresponding clinical trial may proceed. The approval procedures and ethics committee involvement requirements vary to some extent among the EU Member States. Until the new EU Regulation on Clinical Trials (Reg. EU No. 536/2014) becomes applicable, trial sponsors must obtain individual approvals in every EU Member State where a trial site is located.

To obtain regulatory approval of a biological medicinal product under EU regulatory systems, we must submit a marketing authorization application. The grant of marketing authorization in the EU for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products and Regulation (EC) No 726/2004 of the European Parliament and of the Council of 31 March 2004 laying down Community procedures for the authorization and supervision of medicinal products for human and veterinary use and establishing the European Medicines Agency (the EMA), commonly referred to as the EMA Regulation. Regulation 1394/2007/EC lays down specific rules concerning the authorization, supervision and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. The EMA’s Committee for Advanced Therapies (CAT) is responsible for assessing the quality, safety and efficacy of advanced therapy medicinal products (ATMP). ATMP include gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for an ATMP candidate that is submitted to the EMA. The EMA then provides a final opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization after the EMA has delivered its opinion.

Innovative medicinal products are authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies, in whole or in part, on data in the marketing authorization dossier for another, previously approved medicinal product). Applications for marketing authorization for innovative medicinal products must contain the results of pharmaceutical tests, preclinical tests and clinical trials conducted with the medicinal product for which marketing authorization is sought. Innovative medicinal products for which marketing authorization is granted are entitled to eight years of data exclusivity. During this period, applicants for approval of generics or biosimilars of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product to support their application. Innovative medicinal products for which marketing authorization is granted are also entitled to ten years of market exclusivity. During these ten years of market exclusivity, no generic or biosimilar medicinal product may be placed on the EU market even if a marketing authorization application for approval of a generic or biosimilar of the innovative product has been submitted to the EMA or to the competent regulatory authorities in the EU Member States and marketing authorization has been granted. The ten years of market exclusivity will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be an innovative medicinal product which is eligible for the relevant periods of data and market exclusivity.

Products authorized as “orphan medicinal products” in the EU are entitled to benefits additional to those granted in relation to innovative medicinal products. In accordance with Article 3 of Regulation (EC) No. 141/2000 of the European Parliament and of the Council of 16 December 1999 on orphan medicinal products, a medicinal product may be designated as an orphan medicinal product if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the incentives derived from orphan medicinal product status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Further guidance on such criteria is provided in European Commission Regulation (EC) No. 847/2000 of 27 April 2000 laying down the provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product and definitions of the concepts “similar medicinal product” and “clinical superiority”. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and following grant of a marketing authorization, the EMA and the EU Member States’ competent authorities are not permitted to accept another application for a marketing authorization, or grant a marketing authorization or accept an application to extend an existing marketing authorization, for the same therapeutic indication of a similar medicinal product for ten years following grant or authorization. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant may receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year market exclusivity that an orphan drug enjoys may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product during the 10-year period of market exclusivity for the same therapeutic indication at any time if:

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

Similar to obligations imposed in the United States, medicinal products authorized in the EU may be subject to post-authorization obligations, including the obligation to conduct Post Marketing Safety Studies (PASS) or Post Marketing Efficacy Studies (PAES).

Moreover, in the EU, the sole legal instrument at the EU level governing the pricing and reimbursement of medicinal products is Council Directive 89/105/EEC (the Price Transparency Directive). The aim of the Price Transparency Directive is to ensure that pricing and reimbursement mechanisms established in EU Member States are transparent and objective, do not hinder the free movement and trade of medicinal products in the EU and do not hinder, prevent or distort competition on the market. The Price Transparency Directive does not, however, provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made in individual EU Member States. Neither does it have any direct consequence for pricing or levels of reimbursement in individual EU Member States. The national authorities of the individual EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. Individual EU Member States adopt policies according to which a specific price or level of reimbursement is approved for the medicinal product. Other EU Member States adopt a system of reference pricing, basing the price or reimbursement level in their territory either, on the pricing and reimbursement levels in other countries, or on the pricing and reimbursement levels of medicinal products intended for the same therapeutic indication. Furthermore, some EU Member States impose direct or indirect controls on the profitability of the company placing the medicinal product on the market.

Health Technology Assessment (HTA) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States. These countries include the United Kingdom, France, Germany, Ireland, Italy, and Sweden. The HTA process in the EU Member States is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of the use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the national healthcare system. Those elements of medicinal products are compared with other treatment options available on the market.

The outcome of HTA may influence the pricing and reimbursement status for specific medicinal products within individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of a specific medicinal product vary between the EU Member States.

In 2011, Directive 2011/24/EU was adopted at the EU level. This Directive concerns the application of patients' rights in cross-border healthcare. The Directive is intended to establish rules for facilitating access to safe and high-quality cross-border healthcare in the EU. It also provides for the establishment of a voluntary network of national authorities or bodies responsible for HTA in the individual EU Member States. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This could lead to harmonization of the criteria taken into account in the conduct of HTA between EU Member States and in pricing and reimbursement decisions and negatively impact price in at least some EU Member States. On 31 January 2018, the European Commission adopted a new legislative proposal to amend Directive 2011/24/EU. The proposal aims at boosting the cooperation regarding HTA among the EU Member States. It covers new medicinal products and certain new medical devices. The proposal provides the possibility for EU Member States to use common HTA tools, methodologies and procedures across the EU and to perform joint clinical assessments. The proposal is expected to be adopted as new legislation within the next three years.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees

As of February 22, 2019, we employed 192 full-time employees, of which 144 were engaged in research and development activities, including preclinical, manufacturing and clinical study related functions, and 48 were engaged in general administrative activities, including commercial, corporate development, finance, legal, human resources, information technology, facilities and other general and administrative functions. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our relationship with our employees to be good.

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

You also may view and download copies of our SEC filings free of charge at our website, www.regenxbio.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and is not considered part of, this Annual Report on Form 10‑K. Investors should also note that we use our website, as well as SEC filings, press releases, public conference calls and webcasts, to announce financial information and other material developments regarding our business. We use these channels, as well as any social media channels listed on our website, to communicate with investors and members of the public about our business. It is possible that the information that we post on our social media channels could be deemed material information. Therefore, we encourage investors, the media and others interested in our company to review the information that we post on our social media channels.

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

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our NAV Technology Platform. We have a limited number of clinical programs and our research programs may fail to identify other potential product candidates for clinical development for various reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

We have limited clinical results for our product candidates and success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time-consuming and uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely commencement and completion of preclinical and clinical development include:

•	delays in reaching a consensus with regulatory authorities on trial design;
•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	delays in opening clinical trial sites or obtaining required institutional review board or independent Ethics Committee approval at each clinical trial site;
•	delays in recruiting suitable subjects to participate in our clinical trials;
•	imposition of a clinical hold by regulatory authorities, including as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites;
•	failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;
•	failure to perform in accordance with the FDA good clinical practice (GCP), or applicable regulatory guidelines in the European Union and other countries;
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

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia in trials using lentivirus vectors and death seen in other trials using adenovirus vectors. While new recombinant vectors have been designed to reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which could substantially limit the effectiveness of the treatment. In previous clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell response, whereby after the vector is within the target cell, the cellular immune response system triggers the removal of transduced cells by activated T-cells. Similarly, a T-cell response may be the cause of the transaminase elevations that have been observed in the RGX-501 trial. In addition to side effects caused by product candidates, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur in our or third party trials, our clinical trials could be suspended or terminated.

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

In the European Union, companion diagnostics are subject to the European Union Directive on in vitro diagnostic medical devices and its implementation in the European Union Member States. Recently revised European Union laws on in vitro diagnostics will apply beginning in 2022 and provide stricter requirements for in vitro diagnostic medical devices and impose additional obligations on manufacturers of in vitro diagnostic medical devices that may impact the development and authorization of our product candidates in the European Union. For example, the new regulation extends the requirement for performance assessment procedures and requires greater involvement of notified bodies in the development of in vitro diagnostic medical devices. This may result in additional regulatory and premarket requirements to market new in vitro diagnostic medical devices. Companies producing in vitro diagnostic medical devices will be required to have a responsible person to oversee regulatory compliance. In addition, the new regulation introduces risk classification of in vitro diagnostic medical devices and significantly increases the number of products that will be subject to stricter regulation. It also introduces the requirement to involve a notified body in the conformity assessment procedure.

We face significant competition in an environment of rapid technological change and there is a possibility that our competitors may achieve regulatory approval before us or develop products that are safer, less expensive or more convenient or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize our product candidates.

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

We are aware of a number of companies focused on developing gene therapies in various indications, as well as a number of companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

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

Since inception, we have incurred cumulative net losses. We have historically financed our operations primarily through private and public offerings of our equity securities and sublicensing rights to our NAV Technology Platform. We have devoted substantially all of our efforts to licensing our NAV Technology Platform and to research and development, including preclinical and clinical development of our product candidates, as well as to building out our team. We expect that it could be several years, if ever, before we commercialize a product candidate. We license certain intellectual property related to our NAV Technology Platform to our NAV Technology Licensees. Our NAV Technology Licensees have multiple preclinical studies and clinical trials in progress. However, no NAV Technology Licensee has an approved or commercialized gene therapy product based on such licensing program. We expect to normally generate only limited revenue, if any, from our current NAV Technology Licensees and any future NAV Technology Licensees in the near term. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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

For us to become profitable, we and our NAV Technology Licensees must develop and commercialize product candidates with significant market potential. This will require us and our NAV Technology Licensees to be successful in a range of business challenges, including expansion of the licensing of our NAV Technology Platform, completing preclinical studies of product candidates, commencing and completing clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

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

Our future capital requirements will depend on many factors, including:

•	the timing of enrollment, commencement and completion of our clinical trials;
•	the results of our clinical trials;
•	the results of our preclinical studies for our product candidates and any subsequent clinical trials;
•	our planned expansion of the licensing of our NAV Technology Platform;
•	the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials for our product candidates;
•	the costs associated with building out additional laboratory and manufacturing capacity, if any;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of future product sales, medical affairs, marketing, manufacturing and distribution activities for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	our current licensing agreements or collaborations remaining in effect;
•	our ability to establish and maintain additional licensing agreements or collaborations on favorable terms, if at all; and
•	the extent to which we acquire or in-license other product candidates and technologies.

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

Our ability to generate revenue from our NAV Technology Platform sublicensing depends on the acceptance by third parties of our NAV Technology Platform as their primary gene therapy technology and our ability to market and license our technology platform. We do not anticipate generating revenues from product sales for the next several years, if ever, as described elsewhere in these risk factors. To date, a significant portion of our revenues have been generated from the sublicensing of rights to our NAV Technology Platform. Our ability to generate future revenues from our NAV Technology Platform sublicensing depends on many factors, including:

•	our NAV Technology Licensees successfully developing gene therapy products using our NAV Technology Platform;
•	obtaining and maintaining market acceptance of our NAV Technology Platform as a primary gene therapy technology;
•	maintaining our licensing agreements with our licensor partners, including GlaxoSmithKline LLC (GSK) and the University of Pennsylvania (Penn);
•	addressing any competing technological and market developments;
•	implementing additional internal systems and infrastructure, as needed;
•	negotiating favorable terms in any licensing or other arrangements into which we may enter and performing our obligations in such agreements;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
•	avoiding and defending against third-party interference, infringement and other intellectual property related claims.

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

In addition, as a rapidly developing business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We have been transitioning from a company with a licensing and research focus to a company that is also capable of supporting clinical development activities and we may need to transition to supporting commercial activities in the future. We may not be successful in these transitions.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. As of January 1, 2019, we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act), and our management report on internal control over financial reporting must be attested to by our independent registered public accounting firm.

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

In December 2017, the Tax Cuts and Jobs Act of 2017 (the TCJA) was signed into law, which significantly reformed the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for NOLs to 80% of current year taxable income, elimination of NOL carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain significant exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits, including the orphan drug tax credit. Our business and financial condition could be adversely affected by the TCJA. In particular, if we have taxable income in any year going forward, we may be required to pay significantly higher taxes due to the TCJA’s limitation of the deduction for NOLs and elimination of NOL carrybacks, as described above. Additionally, the impact of the TCJA on our securityholders could be adverse. Prospective investors should consult with their legal and tax advisors with respect to the TCJA and the potential tax consequences of investing in or holding our securities.

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

We do not have the ability to conduct all aspects of our preclinical research and development activities or clinical trials ourselves. We are dependent on third parties to conduct certain aspects of our clinical trials and, therefore, the timing of the initiation and completion of these trials may be controlled by such third parties and may occur on substantially different timing from our estimates. Specifically, we rely on third parties to conduct a portion of our preclinical research and development activities and we may also rely on CROs, medical institutions, clinical investigators, consultants or other third parties to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. A loss or deterioration of our relationships with such third parties or the principal investigators for our preclinical and clinical programs could materially harm our business.

There is no guarantee that any third party on which we rely for our preclinical research and development activities and the administration and conduct of our clinical trials will devote adequate time and resources to such activities or trials or perform as contractually required. If any such third party fails to meet expected deadlines, fails to adhere to our preclinical or clinical protocols or otherwise performs in a substandard manner, our preclinical programs and clinical trials may be extended, delayed, or terminated, which could materially harm our business. Additionally, if any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in our ongoing clinical trials unless we are able to transfer those subjects to another qualified clinical trial site. Furthermore, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized, which could result in substantial delays in our clinical trials and materially harm our business.

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

Any current or future licensing agreements or future collaborations we enter into may pose additional risks, including the following:

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

•

disagreements with licensees or collaborators, including disagreements over intellectual property and other proprietary rights, payment obligations, contract interpretation or the preferred course of development of any product candidates, may cause delays or termination of the research, development or commercialization of such product candidates, may lead to additional responsibilities for us with respect to such product candidates or may result in litigation or arbitration, any of which would be time-consuming and expensive and could potentially lessen the value of such agreements and collaborations;

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

Our product candidates require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of biologics such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that may not be detected in standard release testing, which could result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable foreign standards or specifications with consistent and acceptable production yields and costs.

In addition, the FDA, the EMA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that we not distribute a lot or batch until the competent authority authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot/batch failures or product recalls. Lot/batch failures or product recalls could cause us to delay clinical trials or product launches which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

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

Before we can begin to commercially manufacture our product candidates in third-party or our own facilities, we must obtain regulatory approval from the FDA, which includes a review of the manufacturing process and facility. A manufacturing authorization must also be obtained from the appropriate European Union Member State regulatory authorities and may be required by other foreign regulatory authorities. The timeframe required to obtain such approval or authorization is uncertain. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors, contract laboratories or suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any products that we may develop.

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
•

disruptions to the operations of our third-party manufacturers and service providers caused by conditions unrelated to our business or operations, including the bankruptcy of, or legal or regulatory actions against, the manufacturer or service provider; and

•	legal or regulatory actions against our third-party manufacturers and service providers which adversely affect our ability to use our product candidates.

FDA, EMA or other regulatory authority action could include injunction, recall, seizure or total or partial suspension of product manufacture or manufacturing authorization. Any of these events could lead to clinical trial delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize future product candidates, and therefore may cause our business, financial condition, results of operations and prospects to be materially harmed.

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

Some of the raw materials and other components required in our manufacturing process are derived from biologic sources, and we normally rely on suppliers to provide raw materials and other components. Such raw materials are difficult to procure and may be subject to contamination or recall. Certain raw materials, especially those that are specifically catered to the gene therapy industry, may become unavailable to us in sufficient quantities from time to time due to increased demand. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates may be beyond our control and could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially harm our development timelines and our business, financial condition, results of operations and prospects.

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

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include, but are not limited to, the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings, the announcement of results from scientific studies or clinical trials and the announcement of additional product candidates. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

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

Outside the United States, international operations generally are subject to extensive government price controls and other market regulations, and increasing emphasis on cost-containment initiatives in the European Union and other countries may put pricing pressure on us. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. It also can take a significant amount of time after approval of a product to secure pricing and reimbursement for such product in many countries outside the United States. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the reimbursement in the United States and may be insufficient to generate commercially reasonable product revenues.

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

Such changes in the regulatory environment may also result in changes to our payor mix that may affect our operations. While PPACA is expected to increase the number of persons with covered health benefits, we cannot accurately estimate the payment rates for any additional persons that are expected to be covered by health benefits. For example, PPACA’s expansion of Medicaid coverage could cause patients who otherwise would have selected private healthcare to participate in government sponsored healthcare programs, and Medicaid and other government programs typically reimburse providers at substantially lower rates than private payors. Our revenue may be adversely impacted if states pursue lower rates or cost-containment strategies as a result of any expansion of their existing Medicaid programs to include additional persons, particularly in states experiencing budget deficits. Exchanges created to facilitate coverage for new persons to be covered by health benefits may also place additional pricing pressure on all providers, regardless of payor. The full impact of many of the provisions under PPACA, or the rules adopted under PPACA, is unknown at this time. Furthermore, PPACA may be modified, repealed or replaced with new regulations, and the full impact of any such modification, repeal or replacement is unknown at this time. For example, the TCJA repealed the tax penalty linked to the individual mandate of PPACA, which may reduce the number of individuals covered by health benefits. We cannot predict the ultimate content, timing or effect of any potential PPACA modification, repeal or replacement or any other healthcare reform legislation, or the effect of such potential changes on our business.

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

Payments made to physicians in certain European Union Member States must be publically disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, imprisonment or third party actions such as cease and desist letters or injunctions.

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

Our results of operations could be harmed by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates or our NAV Technology Licensees’ product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our future collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could harm our business.

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

We are increasingly dependent upon information technology systems, infrastructure and data. Our computer systems or our business partners’ computer systems may be vulnerable to service interruption or destruction, malicious intrusion and random attack. Security breaches pose a risk that sensitive data, including intellectual property, trade secrets or personal information, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of service, social engineering and other means to affect service reliability, threaten data confidentiality, integrity and availability and fraudulently obtain funds. Our business partners face similar risks, and a security breach of their systems could adversely affect our security posture. While we continue to invest in data protection and information technology, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our business or financial operations, including our licensing and product development programs.

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business or financial operations, including our licensing and development programs. Unauthorized disclosure of sensitive or confidential patient or employee data, including personally identifiable information, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, or unauthorized access to or through our information systems and networks, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation. Unauthorized disclosure of personally identifiable information could also expose us to sanctions for violations of data privacy laws and regulations around the world. To the extent that any disruption or security breach results in a loss of, or damage to, our trade secrets, data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further licensing of our NAV Technology Platform and development and commercialization of our product candidates could be delayed. For example, the loss of, or damage to, clinical trial data for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Although we have general liability and cybersecurity insurance coverage, our insurance may not cover all claims, continue to be available on reasonable terms or be sufficient in amount to cover one or more large claims; additionally, the insurer may disclaim coverage as to any claim. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could materially harm our business, financial condition, results of operations and prospects.

Our customers are concentrated and therefore the loss of a significant customer may harm our business.

Our current revenues are derived from a concentrated customer base. Our revenue for the years ended December 31, 2018 and 2017 consisted primarily of license revenue. Two customers accounted for approximately 97% of our total revenue for the year ended December 31, 2018. One customer accounted for approximately 68% of our total revenue for the year ended December 31, 2017. No other customer accounted for more than 10% of revenue for the year ended December 31, 2017. We expect future license revenue to be derived from a limited number of licensees. Future license revenue is uncertain due to the contingent nature of our licenses granted to third-parties.

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

Our intellectual property licenses with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology, increase our financial or other obligations to our licensors or decrease financial or other obligations of our licensees.

The agreements under which we currently license intellectual property or technology from or to third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, increase what we believe to be our financial or other obligations under the relevant agreement, or decrease what we believe to be the financial or other obligations of our licensee under the relevant agreement, any of which could materially harm our business, financial condition, results of operations and prospects.

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

In many of our existing license agreements, patent prosecution of our licensed technology is controlled primarily by the licensor, and we are required to reimburse the licensor for certain costs of patent prosecution and maintenance. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. Further, in our license agreements, we could be responsible for bringing actions against any third party for infringing on the patents we have licensed. Certain of our license agreements in which we are the licensee also require us to meet development milestones to maintain the license, including establishing a set timeline for developing and commercializing products and minimum diligence obligations in developing and commercializing the product. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	the extent to which our technology and processes infringe on or otherwise violate intellectual property of the licensor that is not subject to the licensing agreement;
•	the sublicensing and corresponding payment obligations of patent and other intellectual property rights under our collaborative development relationships;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the inventorship or ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•	the priority of invention of patented technology.

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

We sometimes collaborate with non-profit and academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Some of these institutions may provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration, and our sponsored research agreement entered into with Penn in December 2014 provides that any patentable inventions developed automatically accrue to our existing license with Penn. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the U.S. Patent and Trademark Office (the USPTO) and various patent agencies outside of the United States over the lifetime of our licensed patents and/or applications and any patent rights we may own or license in the future. We may rely on our licensing partners to pay these fees due to non-U.S. patent agencies with respect to our licensed patent rights. The USPTO and various non-U.S. patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could materially harm our business.

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

Our commercial success depends, in part, upon our ability to license our NAV Technology Platform, and upon our ability and our NAV Technology Licensees’ ability to develop, manufacture, market and sell products and use our proprietary technologies without infringing or otherwise violating the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially harm our ability to license our technology platform or commercialize our lead product candidates or any future product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue licensing, developing, manufacturing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease licensing, developing, manufacturing and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from licensing our technology platform or manufacturing and commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could similarly harm our business, financial condition, results of operations and prospects.

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

We have registered trademarks with the USPTO, including for the marks “NAV” and “REGENXBIO,” as well as for the REGENXBIO logos. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be harmed. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could harm our financial condition or results of operations.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for holders of our common stock.

Our stock price is likely to be volatile. In recent years, the stock market in general, and the market for biotechnology or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares of our common stock at or above the price they paid for their shares. The market price of our common stock could be subject to wide fluctuations in response to various factors, many of which are beyond our control. These factors include those discussed elsewhere in this “Risk Factors” section.

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

Our operating results may fluctuate substantially, which makes our future operating results difficult to predict and could cause the price of our common stock to fluctuate substantially.

We expect our operating results to be subject to fluctuations. Our net income or loss and other operating results may be affected by numerous factors, including:

•	any variations in the level of expenses related to our NAV Technology Platform, lead product candidates or future product candidates and technologies;
•	the addition or termination of any clinical trials and the timing and outcomes of clinical trials;
•	any regulatory or clinical developments affecting our lead product candidates, any future product candidates or our NAV Technology Licensees’ product candidates;

•	our execution of any collaborative, licensing or similar arrangements, including with our NAV Technology Licensees, and the timing of any payments we may make or receive under these arrangements;
•	changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•	the nature and terms of any stock-based compensation grants;
•	any intellectual property infringement lawsuits in which we may become involved;
•	our ability to adequately support future growth;
•	potential unforeseen business disruptions that increase our costs or expenses;
•	future accounting pronouncements or changes in our accounting policies; and
•	the changing and volatile global economic environment.

The cumulative effect of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, we believe that comparing our operating results on a period-to-period basis is not necessarily meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of securities or industry analysts or investors for any period. If our operating results fall below the expectations of investors or analysts, the price of our common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we have provided.

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

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gain.

We have never declared or paid cash dividends on our common stock, and we currently intend to retain all of our future earnings, if any, to finance the development and growth of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. Therefore, our stockholders are not likely to receive any dividends on our common stock for the foreseeable future or at all and their ability to receive a return on their investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our stockholders have purchased it.

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

Shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended. Additionally, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC up to a certain number of shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market, subject to Rule 144 transfer restrictions applicable to affiliates. We registered 5,057,458 shares of common stock held by certain of our stockholders in a registration statement on Form S-3 filed with the SEC on August 8, 2018. Such stockholders are able to freely trade such shares of common stock.

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

We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;
•	the assumption of additional indebtedness or contingent liabilities;
•	the issuance of our equity securities;
•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
•	the diversion of our management's attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
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

Provisions in our restated certificate of incorporation and amended and restated bylaws and under Delaware law might discourage, delay or prevent a change in control of our company or changes in our board of directors and, therefore, depress the market price of our common stock.

Our restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our board of directors that the stockholders of our company may deem advantageous. Among other things, these provisions:

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

These actions could cause our stock price to decrease and experience periods of increased volatility.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are currently located in Rockville, Maryland. We occupy approximately 19,000 square feet of office space at this location under a lease that expires in September 2023, renewable for an additional five-year term. We also occupy approximately 67,000 square feet of office and laboratory space at a number of other locations in Rockville, Maryland and New York, New York under leases that expire at various dates through 2023, some of which are renewable for additional years. In November 2018, we entered into a lease agreement for approximately 132,000 square feet of office and laboratory space in a new facility to be constructed in Rockville, Maryland, which will serve as our future corporate, manufacturing and research headquarters. The construction of the new facility is being performed by the landlord and is expected to be completed in 2020, and we expect to make additional improvements to the leased premises once construction is completed. The lease expires approximately 16 years from the date the landlord delivers the leased premises to us, subject to certain extension and termination options that we hold under the lease agreement. We believe that our facilities, including construction-in-progress, are adequate to meet our operating needs for the foreseeable future.

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

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “RGNX.” On February 22, 2019, the last reported sale price for our common stock on The Nasdaq Global Select Market was $46.50 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between September 17, 2015 (the date of our initial public offering) and December 31, 2018, with the cumulative total return of (a) the Nasdaq Biotechnology Index (^NBI) and (b) the Nasdaq Composite Index (^IXIC), over the same period. This graph assumes the investment of $100 on September 17, 2015 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on September 17, 2015 of $30.45 per share as the initial value of our common stock and not the initial offering price to the public of $22.00 per share.

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

Holders

As of February 22, 2019, there were six holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We derived the consolidated financial data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K.  Historical results are not necessarily indicative of the results to be expected in future periods.

	Years Ended December 31,
	2018 (a)	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
License revenue	$218,505	$10,385	$4,303	$7,025	$4,575
Other revenues	—	8	286	563	1,545
Total revenues	218,505	10,393	4,589	7,588	6,120
Operating Expenses
Costs of revenues
Licensing costs	9,640	1,703	861	1,405	885
Other	—	6	98	98	122
Research and development	83,873	57,224	45,482	17,279	4,961
General and administrative	36,850	27,229	23,590	11,912	3,851
Other operating expenses (income)	42	116	(102)	31	(17)
Total operating expenses	130,405	86,278	69,929	30,725	9,802
Income (loss) from operations	88,100	(75,885)	(65,340)	(23,137)	(3,682)
Other Income (Expense)
Interest income from licensing	8,946	—	—	—	—
Investment income	7,070	2,716	1,938	346	—
Interest expense	—	—	—	(20)	(321)
Total other income (expense)	16,016	2,716	1,938	326	(321)
Income (loss) before income taxes	104,116	(73,169)	(63,402)	(22,811)	(4,003)
Income Tax Benefit (Expense)	(4,179)	—	435	—	—
Net income (loss)	$99,937	$(73,169)	$(62,967)	$(22,811)	$(4,003)
Net income (loss) per share:
Basic	$2.99	$(2.45)	$(2.38)	$(2.59)	$(1.82)
Diluted	$2.73	$(2.45)	$(2.38)	$(2.59)	$(1.82)
Weighted-average common shares outstanding:
Basic	33,427	29,878	26,409	9,173	2,643
Diluted	36,648	29,878	26,409	9,173	2,643

(a)

Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition (Topic 605). The consolidated financial data presented for the year ended December 31, 2018 is presented in accordance with the requirements of Topic 606, while prior period amounts have not been adjusted and accordingly, may not be comparable. Please refer to Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further information regarding the adoption on Topic 606 and the impact to our consolidated financial statements.

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$75,561	$46,656	$24,840	$54,116	$1,121
Marketable securities	395,019	129,738	134,126	162,251	—
Working capital (deficit)	315,737	153,560	83,702	113,809	(6,158)
Total assets	543,814	198,677	172,732	221,380	3,491
Non-current liabilities	12,790	1,211	1,326	233	—
Total liabilities	34,966	15,648	10,995	4,572	9,189
Convertible preferred stock	—	—	—	—	12,593
Common stock and additional paid-in capital	592,584	371,500	276,357	269,147	10,518
Total stockholders’ equity (deficit)	508,848	183,029	161,737	216,808	(18,291)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

RGX-314: Our lead product candidate RGX-314 is for the treatment of wet age-related macular degeneration (wet AMD), a leading cause of total and partial vision loss in the United States, Europe and Japan. We began enrollment in the Phase I/IIa clinical trial for RGX-314 for the treatment of wet AMD in May 2017 and have completed dosing of 30 total subjects in four cohorts, including six subjects in each of the first three cohorts and 12 subjects in the fourth cohort.  We expect to initiate a Phase IIb trial in late 2019.

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

•

RGX-111: We are developing RGX-111 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type I (MPS I), a severe genetic lysosomal storage disease caused by deficiency of α-l-iduronidase (IDUA), an enzyme required for breakdown of cellular waste products. The investigational new drug (IND) application filed with the U.S. Food and Drug Administration (the FDA) for RGX-111 for the treatment of MPS I is active, we have submitted an application to the Brazilian Health Surveillance Agency (ANVISA) to proceed with a Phase I clinical trial evaluating RGX-111 for treatment of MPS I and we expect to begin enrollment in a Phase I clinical trial in mid-2019.

•

RGX-501: We are developing RGX-501 for the treatment of homozygous familial hypercholesterolemia (HoFH), a severe genetic disease characterized by premature and aggressive plaque buildup, life threatening coronary artery disease and aortic valve disease predominantly due to abnormalities in the function or expression of the low-density lipoprotein receptor. Enrollment in the Phase I/II clinical trial for RGX-501 began in March 2017. We have completed dosing of the first cohort of three subjects and have dosed three subjects in the second cohort, a total of six subjects. We have amended the clinical trial protocol and expect to enroll additional subjects using steroid prophylaxis.

•

RGX-181: We are developing RGX-181 for the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease, one of the most common forms of Batten disease, caused by mutations in the tripeptidyl peptidase 1 (TPP1) gene. We plan to submit an IND application for RGX-181 for the treatment of CLN2 to the FDA in the second half of 2019 to enable initiation of a first-in-human clinical trial.

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

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively sublicense our proprietary adeno-associated virus gene therapy delivery platform (NAV Technology Platform) to other leading biotechnology companies, which we refer to as NAV Technology Licensees. As of December 31, 2018, our NAV Technology Platform was being applied in the development of more than 20 partnered product candidates by our NAV Technology Licensees. Sublicensing allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform, and creating potential additional revenue.

Financial Overview

Revenues

To date, we have primarily generated revenues through the licensing of our NAV Technology Platform to NAV Technology Licensees. We have not generated any revenues from the sale of approved products. If we fail to complete the development of our product candidates in a timely manner, or fail to obtain their regulatory approval, our ability to generate future revenues will be materially compromised.

We license our NAV Technology Platform to other biotechnology and pharmaceutical companies. As of December 31, 2018, our NAV Technology Platform was being applied in the development of more than 20 partnered product candidates by 11 NAV Technology Licensees. The terms of the licenses vary, and licenses may be exclusive or non-exclusive and may be sublicensable by the licensee. Licenses may grant intellectual property rights for purposes of internal and preclinical research and development only, or may include the rights, or options to obtain future rights, to commercialize drug therapies for specific diseases using the NAV Technology Platform. License agreements generally have a term at least equal to the life of the underlying patents, but are terminable at the option of the licensee. Consideration from licensees under our license agreements may include: (i) up-front and annual fees, (ii) option fees to acquire additional licenses, (iii) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (iv) sublicense fees and (v) royalties on sales of licensed products. To date we have not recognized any revenue from the achievement of sales-based milestones or royalties on sales of licensed products.

Future license revenue is highly dependent on the successful development and commercialization of licensed products by our licensees, which is uncertain, and revenue may fluctuate significantly from period to period. Additionally, we may never receive consideration in our license agreements that is contemplated on option fees, development and sales-based milestone payments, royalties on sales of licensed products or sublicense fees, given the contingent nature of these payments. Our license revenue is concentrated among a low number of licensees and licenses are terminable at the option of the licensee. The termination of our licenses by licensees may materially impact the amount of license revenue we recognize in future periods. Please refer to Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of segment and geographical information regarding our license revenue.

Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition (Topic 605). We adopted Topic 606 using the modified retrospective transition method and have applied the new standard to all of our license agreements in effect as of January 1, 2018. License revenue for periods ending after January 1, 2018 is presented in accordance with the requirements of Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605 and accordingly, may not be comparable.

Operating Expenses

Our operating expenses consist primarily of costs of revenue, research and development and general and administrative expenses. Personnel costs including salaries, benefits, bonuses and stock-based compensation expense, comprise a significant component of research and development and general and administrative expenses. We allocate indirect expenses associated with our facilities, information technology costs, depreciation and other overhead costs between research and development and general and administrative categories based on employee headcount and the nature of work performed by each employee.

Costs of Revenue

Costs of revenue consist primarily of sublicense fees to licensors as a result of revenues generated from the licensing of our NAV Technology Platform. Sublicense fees are based on a percentage of license fees we receive from licensees as specified in the agreements with our licensors. We recognize sublicense fees in the period that the underlying license revenue is recognized. Future costs of revenue are uncertain due to the nature of our license agreements and significant fluctuations in costs of revenue may occur from period to period.

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

We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•

a Phase I/IIa clinical trial and a planned Phase IIb clinical trial to evaluate the safety and efficacy of our RGX-314 program for the treatment of wet AMD, and a planned Phase II clinical trial to evaluate the safety and efficacy of our RGX-314 program for the treatment of an additional retinal condition;

•	a Phase I/II clinical trial to evaluate the safety and efficacy of our RGX-121 program for the treatment of MPS II;
•	a Phase I clinical trial to evaluate the safety and efficacy of our RGX-111 program for the treatment of MPS I;
•	a Phase I/II clinical trial to evaluate the safety and efficacy of our RGX-501 program for the treatment of HoFH;
•	preclinical research and development for our RGX-181 program for the treatment of CLN2;
•	preclinical research and development for additional product candidates addressing other diseases in the retinal, metabolic and neurodegenerative therapeutic areas;
•	continued investment in advanced manufacturing analytics and process development activities; and
•	continued acquisition and manufacture of clinical trial materials in support of our anticipated clinical trials.

The following table summarizes our research and development expenses incurred during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Direct Expenses
RGX-314	$6,580	$5,883	$7,798
RGX-121	4,235	5,768	4,196
RGX-111	3,130	2,847	6,074
RGX-501	10,849	4,394	5,868
RGX-181	4,399	—	—
Total direct expenses	29,193	18,892	23,936
Unallocated Expenses
Unallocated external expenses	12,431	10,187	6,216
Personnel-related	34,275	23,377	13,225
Facilities and depreciation expense	5,816	3,547	1,255
Other unallocated	2,158	1,221	850
Total unallocated expenses	54,680	38,332	21,546
Total research and development	$83,873	$57,224	$45,482

Expenses incurred in the development of RGX-181 were included in unallocated external expenses through the second quarter of 2018. We typically utilize our employee and infrastructure resources across our development programs. We do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs.

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

Other Income

Interest Income from Licensing

In accordance with our revenue recognition policies described below and in Note 2 to the accompanying audited financial statements, interest income from licensing consists of imputed interest recognized from significant financing components identified in our license agreements with NAV Technology Licensees.

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

Our significant accounting policies and recently announced accounting pronouncements, including the expected impact of such pronouncements, are fully described in Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

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

We apply the five-step model to contracts that are within the scope of Topic 606 only when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, for contracts within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations and whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to respective performance obligations when (or as) the respective performance obligations are satisfied.

We evaluate our contracts for the presence of significant financing components. If a significant financing component is identified in a contract and provides a financing benefit to the customer, the transaction price for the contract is adjusted to account for the financing portion of the arrangement, which is recognized as interest income over the financing term using the effective interest method. In determining the appropriate interest rates for significant financing components, we evaluate the credit profile of the customer and prevailing market interest rates and select an interest rate in which we believe would be charged to the customer in a separate financing arrangement over a similar financing term.

License revenue

We license our NAV Technology Platform to other biotechnology and pharmaceutical companies. The terms of the licenses vary, and licenses may be exclusive or non-exclusive and may be sublicensable by the licensee. Licenses may grant intellectual property rights for purposes of internal and preclinical research and development only, or may include the rights, or options to obtain future rights, to commercialize drug therapies for specific diseases using the NAV Technology Platform. License agreements generally have a term at least equal to the life of the underlying patents, but are terminable at the option of the licensee. Consideration payable to us under our license agreements may include: (i) up-front and annual fees, (ii) option fees to acquire additional licenses, (iii) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (iv) sublicense fees and (v) royalties on sales of licensed products.

Our license agreements are accounted for as contracts with customers within the scope of Topic 606. At the inception of each license agreement, we determine the contract term for purposes of applying the requirements of Topic 606. Licenses are generally terminable at the option of the licensee with advance notice. For each license, we evaluate these termination rights to determine whether a substantive termination penalty would be incurred by the licensee upon termination. If the licensee incurs a substantive termination penalty upon termination, the contract term for revenue recognition purposes is generally equal to the stated term of the license, which is the life of the underlying licensed patents. Alternatively, if the licensee does not incur a substantive termination penalty upon termination, the contract term for revenue recognition purposes may be shorter than the stated term of the license, in which case the termination rights may be accounted for as contract renewal options. The determination of whether a substantive termination penalty is associated with the termination rights requires significant judgment. In making this determination, we consider, among other things, the nature of the intellectual property rights that would be returned to us upon termination, including the exclusivity of the licensed rights and the stage of development of the licensed products, the payment terms, including the amount and timing of non-refundable or guaranteed payments, and the business purpose of the termination rights granted to the licensee. We consider all of the facts and circumstances relevant to each license when making this determination.

Performance obligations under our license agreements may include (i) the delivery of intellectual property licenses and (ii) options granted to licensees to acquire additional licenses to the extent the options represent material rights to the licensee. At the inception of each license agreement which contains options for the licensee to acquire additional licenses, or contract renewal options, we evaluate the options to determine whether they provide material rights to the licensee. In making this determination, we consider whether the options are priced at a discount to the standalone selling price for the underlying licenses. If an option is priced at a discount to the standalone selling price for the underlying license, the option is considered to be a material right to the licensee and is accounted for as a separate performance obligation under the current license agreement.

We evaluate the transaction price of our license agreements at the inception of each agreement and at each reporting date. The transaction price includes the fixed consideration payable to us during the contract term, as well as any variable consideration to the extent that it is probable that a significant reversal of revenue will not occur in the future. Fixed consideration under the license agreements includes up-front and annual fees payable during the contract term. Variable consideration under the license agreements includes development and sales-based milestone payments, sublicense fees and royalties on sales of licensed products. Consideration contingent upon the exercise of options by a licensee is excluded from the transaction price and not accounted for as part of the license agreement until the option is exercised.

The transaction price for each license agreement is allocated to the underlying performance obligations and recognized as revenue when the performance obligations are satisfied. Consideration allocated to performance obligations for the delivery of an intellectual property license is recognized as revenue in full upon the delivery of the license to the licensee. Consideration allocated to performance obligations for license options is recognized as revenue in full upon the earlier of the option exercise or expiration. The exercise of a license option by a licensee is accounted for as a new license for revenue recognition purposes.

Up-front and annual licenses fees payable to us over the contract term of each license are included in the transaction price, and the portion of this consideration that is allocated to the performance obligation for the delivery of the intellectual property license is recognized as revenue in full upon the delivery of the license to the licensee. If annual license fees are payable to us in periods beyond 12 months from the delivery of the license, a significant financing component is deemed to exist which provides a financing benefit to the licensee. If a significant financing component is identified, we adjust the transaction price for the license to include only the present value of the annual license fees payable to us over the contract term. The discounted portion of the license fees is recognized as interest income from licensing in the consolidated statements of operations over the financing period of the license.

Development milestone payments are payable to us upon the achievement of specified development milestones by licensees. At the inception of each license agreement that contains development milestone payments, we evaluate whether the milestones are considered probable of achievement and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur in the future, milestone payments are included in the transaction price and recognized as revenue upon the delivery of the license. Milestone payments contingent on the achievement of development milestones that are not within our control or the control of the licensee, such as regulatory approvals, are not considered probable of being achieved and are excluded from the transaction price until the milestone is achieved. At each reporting date, we re-evaluate the probability of achievement of outstanding development milestones and, if necessary, adjust the transaction price for any milestones for which the probability of achievement has changed due to current facts and circumstances. Any such adjustments are recorded on a cumulative catch-up basis and recognized as revenue in the period of the adjustment.

Royalties on sales of licensed products, sales-based milestone payments and sublicense fees based on the receipt of certain fees by licensees from any sublicensees are excluded from the transaction price of each license and recognized as revenue in the period that the related sales or sublicenses occur, provided that the associated license has been delivered to the licensee. To date we have not recognized any revenue from royalties on sales of licensed products or the achievement of sales-based milestones.

We receive payments from licensees based on the billing schedules established in each license agreement. Amounts recognized as revenue which have not yet been received from licensees are recorded as accounts receivable when our rights to the consideration are conditional solely upon the passage of time. Amounts recognized as revenue which have not yet been received from licensees are recorded as contract assets when our rights to the consideration are not unconditional. Contract assets are recorded as other current assets on the consolidated balance sheets. If a licensee elects to terminate a license prior to the end of the license term, the licensed intellectual property is returned to us and any consideration recorded as accounts receivable or contract assets which is not contractually payable by the licensee is charged off as a reduction of license revenue in the period of the termination. Amounts received from licensees prior to the delivery of underlying performance obligations are deferred and recognized as revenue upon the satisfaction of the performance obligations. Deferred revenue which is not expected to be recognized within 12 months from the reporting date is recorded as non-current on the consolidated balance sheets.

Impact of Adoption of Topic 606

We recorded a net reduction in opening accumulated deficit of $4.8 million as of January 1, 2018 for the cumulative impact of adoption of Topic 606, which was primarily the result of accelerated recognition of license revenue related to annual license fees under Topic 606. Under Topic 605, annual license fees payable to us by licensees were recognized as license revenue annually when the amounts became fixed or determinable. Under Topic 606, the present value of aggregate annual license fees over the contract term of the license agreement are recognized as revenue upon the delivery of the license to the licensee. The impact of the accelerated recognition of license revenue upon adoption was partially offset by the accelerated recognition of licensing costs to our licensors. We recognize sublicense fees to our licensors in the period the underlying license revenue is recognized.

Accrued Research and Development Expenses

We estimate our accrued research and development expenses as of each balance sheet date. This process involves reviewing contracts and purchase orders with service providers, identifying services that have been performed on our behalf and estimating the level of service performed, the expected remaining period of performance and the associated expenses incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. Depending on the timing of payments to the service providers and the estimated expenses incurred, we may record net prepaid or accrued research and development expenses relating to these costs.

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

Stock-based Compensation

Our stock-based awards include stock options granted to employees and nonemployees, restricted stock units and shares issued under our employee stock purchase plan.

Our stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees and nonemployees with service-based vesting conditions is recognized on a straight-line basis based on the estimated grant date fair value over the requisite service period of the award, which is generally the vesting term. Compensation expense related to awards to employees and nonemployees with performance-based vesting conditions is recognized based on the estimated grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

Determination of the Fair Value of Stock-based Awards

We estimate the fair value of our stock option awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including (i) the fair value of the underlying common stock, (ii) the expected stock price volatility, (iii) the expected term of the award, (iv) the risk-free interest rate and (v) expected dividends. In applying these assumptions, we consider the following factors:

•	The fair value of our common stock used to determine the exercise price and fair value of our stock options is based on the closing price of our common stock on the date of the grant.
•

Our common stock has only been publicly traded since September 2015 and, accordingly, we do not have sufficient historical and implied volatility data for our common stock necessary to estimate the expected the volatility of our common stock over a period of time commensurate with the expected term of our stock option awards. As a result, we estimate expected volatility based on the historical volatility of both our common stock and the common stock of a selected peer group of similar publicly traded companies for which sufficient historical volatility data is available. Due to the lack of historical volatility data for our common stock, we place a higher weight on the historical volatility of the selected peer group in estimating expected volatility. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during a period equivalent to the expected term of the stock option awards. For the purpose of identifying the selected peer group companies, we consider characteristics such as enterprise value, risk profiles, position within the industry and length of historical share price information. We focus our peer group company selection on companies that operate within the biotechnology industry, and specifically on companies that use gene therapy, or similar technologies, for treating diseases and/or are focused on treating diseases in our development pipeline or our licensees’ pipelines. We plan to continue using historical peer group volatility data as an input to estimate expected volatility until a sufficient amount of historical volatility data for our common stock becomes available.

•

We estimate the expected term of “plain vanilla” stock options granted to employees based on the simplified method in accordance with SEC Staff Accounting Bulletin Nos. 107 and 110, as our common stock has only been publicly traded since September 2015. Using the simplified method, the expected term of the award equals the arithmetic average of the vesting term and the original contractual term of the option. We expect to use the simplified method to estimate the expected term of stock options granted to employees until we have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. For stock options granted to nonemployees, we use the contractual term of the award rather than the expected term to estimate the fair value of the award.

•

We estimate the risk-free interest rates for periods within the expected term of our stock options based on the rates of U.S. Treasury securities with maturity dates commensurate with the expected term of the associated awards.

•	The assumed dividend yield is zero is based on our history of not paying dividends and expectation of not paying dividends for the foreseeable future.
We estimate the fair value of our restricted stock units based on the closing price of our common stock on the date of the grant.

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

Income Taxes

As of December 31, 2018, we had federal net operating loss (NOL) carryforwards of $56.1 million, U.S. state NOL carryforwards of $56.2 million and federal research and development credit carryforwards of $29.1 million which may be available to offset future income tax liabilities and expire at various dates through 2038.

Under the provisions of the Internal Revenue Code, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may be subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have completed several financings since our inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future.

We account for income taxes in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, including our NOL and credit carryforwards. Based on our history of operating losses, we believe that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for our net deferred tax assets as of December 31, 2018 and 2017.

The Tax Cuts and Jobs Act of 2017 (the TCJA) was signed into law in December 2017 and, among other changes, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, elimination, reduction or limitation of certain domestic deductions and credits, limitation of the deduction for NOLs to 80% of current year taxable income, elimination of NOL carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain significant exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits, including the orphan drug tax credit. Most of the changes resulting from the TCJA were effective beginning in 2018.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed us to record provisional amounts for the effects of the TCJA in the period it was enacted for a measurement period not extend beyond one year from the enactment date. Under SAB 118, we recorded a provisional reduction in our deferred tax assets and associated valuation allowance of $17.9 million in 2017 for the effects of the TCJA, which was primarily attributable to the reduction in federal tax rates. We have completed our assessment of the final impact of the TCJA within the required measurement period under SAB 118 and determined that there were no material adjustments to the provisional amounts previously recorded.

Recent Accounting Pronouncements

See Note 2 “Recent Accounting Pronouncements” in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a full description of recent accounting pronouncements and the potential impact to our financial statements.

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842) which supersedes ASC 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. We will adopt the standard effective January 1, 2019 using a modified retrospective transition method and will apply Topic 842 to leases in effect as of, or entered into after, the adoption date. The cumulative impact of adoption will be recorded as an adjustment to accumulated deficit on January 1, 2019 and prior periods will not be adjusted. This adoption approach will result in a consolidated balance sheet that may not be comparable to prior periods in the first year of adoption. Upon adoption, we expect to recognize right-of-use assets and lease liabilities on our consolidated balance sheet related to our operating leases for office and laboratory facilities and equipment. The right-of-use assets and related liabilities may be material. Additionally, upon adoption, we expect to derecognize $5.9 million of property and equipment and $5.9 million of financing lease obligations related to construction-in-progress at 9800 Medical Center Drive, as we do not control the building during the construction period under the requirements of Topic 842. We do not expect the adoption of Topic 842 to have a material impact on our results of operations. Please refer to Note 2 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further information regarding our adoption of Topic 842.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

	Years Ended December 31,
	2018	2017	Change
	(in thousands)
Revenues
License revenue	$218,505	$10,385	$208,120
Other revenues	—	8	(8)
Total revenues	218,505	10,393	208,112
Operating Expenses
Costs of revenues
Licensing costs	9,640	1,703	7,937
Other	—	6	(6)
Research and development	83,873	57,224	26,649
General and administrative	36,850	27,229	9,621
Other operating expenses	42	116	(74)
Total operating expenses	130,405	86,278	44,127
Income (loss) from operations	88,100	(75,885)	163,985
Other Income
Interest income from licensing	8,946	—	8,946
Investment income	7,070	2,716	4,354
Total other income	16,016	2,716	13,300
Income (loss) before income taxes	104,116	(73,169)	177,285
Income Tax Expense	(4,179)	—	(4,179)
Net income (loss)	$99,937	$(73,169)	$173,106

License Revenue. License revenue increased by $208.1 million, from $10.4 million for the year ended December 31, 2017 to $218.5 million for the year ended December 31, 2018. The increase was primarily attributable to the following license revenue recognized during 2018:

•

$176.1 million of revenue recognized under our March 2014 license agreement, as amended in January 2018, with AveXis, Inc. (AveXis) for the development and commercialization of treatments for spinal muscular atrophy (SMA); and

•	$35.6 million of revenue recognized under our November 2018 license agreement with Abeona Therapeutics Inc. (Abeona) for the development and commercialization of treatments for various diseases.

The increase in license revenue during the year ended December 31, 2018 also resulted in a $7.9 million increase in licensing costs incurred during the period related to the sublicense fees we are obligated to pay to our licensors.

Due to the non-recurring license revenue recognized in 2018 under the AveXis and Abeona licenses discussed above, we currently expect 2019 revenues to be substantially lower than 2018 revenues. In January 2019, Novartis AG (Novartis), which acquired AveXis in May 2018, announced that it expects to launch ZOLGENSMA® in 2019, pending approval by regulatory authorities. If approved, ZOLGENSMA will be the first approved product under our amended March 2014 license agreement with AveXis. Upon its approval and launch, we will begin recognizing royalty revenue on net sales of ZOLGENSMA.

Research and Development Expense. Research and development expenses increased by $26.6 million, from $57.2 million for the year ended December 31, 2017 to $83.9 million for the year ended December 31, 2018. The increase was primarily attributable to the following:

•	an increase of $10.9 million for personnel costs as a result of increased headcount of research and development personnel, including a $2.5 million increase in stock-based compensation expense;
•

an increase of $6.1 million for laboratory costs and facilities and equipment used by research and development personnel, including a $1.3 million increase in depreciation expense allocated to research and development functions;

•	an increase of $4.5 million for external costs associated with clinical trial activities for our lead product candidates; and
•	an increase of $3.5 million for externally sourced manufacturing-related and process development services.

General and Administrative Expense. General and administrative expenses increased by $9.6 million, from $27.2 million for the year ended December 31, 2017 to $36.9 million for the year ended December 31, 2018. The increase was primarily attributable to the following:

•	an increase of $5.7 million for personnel costs as a result of increased headcount of general and administrative personnel, including a $3.6 million increase in stock-based compensation expense; and
•	an increase of $2.1 million for professional services, including legal, accounting and other advisory services.

Interest Income from Licensing. Interest income from licensing increased by $8.9 million, from zero for the year ended December 31, 2017. In January 2018, we adopted new revenue recognition standards under Topic 606, the requirements of which have not been retrospectively applied to prior periods. Under Topic 606, we impute and recognize interest income related to significant financing components identified in our license agreements with NAV Technology Licensees. During the year ended December 31, 2018, we recognized $8.0 million of interest income under our amended March 2014 license agreement with AveXis and $0.4 million of interest income under our November 2018 license agreement with Abeona.

Investment Income. Investment income increased by $4.4 million, from $2.7 million for the year ended December 31, 2017 to $7.1 million for the year ended December 31, 2018. The increase was primarily attributable to the overall growth of our investment portfolio in 2018, which was largely driven by cash inflows from our licensing arrangements as well as the net proceeds received from the public offering of our common stock completed in August 2018.

Comparison of the Years Ended December 31, 2017 and 2016

	Years Ended December 31,
	2017	2016	Change
	(in thousands)
Revenues
License revenue	$10,385	$4,303	$6,082
Other revenues	8	286	(278)
Total revenues	10,393	4,589	5,804
Operating Expenses
Costs of revenues
Licensing costs	1,703	861	842
Other	6	98	(92)
Research and development	57,224	45,482	11,742
General and administrative	27,229	23,590	3,639
Other operating expenses (income)	116	(102)	218
Total operating expenses	86,278	69,929	16,349
Loss from operations	(75,885)	(65,340)	(10,545)
Other Income
Investment income	2,716	1,938	778
Total other income	2,716	1,938	778
Loss before income taxes	(73,169)	(63,402)	(9,767)
Income Tax Benefit	—	435	(435)
Net loss	$(73,169)	$(62,967)	$(10,202)

License Revenue. License revenue increased by $6.1 million, from $4.3 million for the year ended December 31, 2016 to $10.4 million for the year ended December 31, 2017. The increase was primarily attributable to $6.0 million of revenue recognized under our June 2017 license agreement with AveXis for the development and commercialization of treatments for Rett Syndrome and amyotrophic lateral sclerosis (ALS) caused by mutations in the gene that produces the copper zinc superoxide dismutase 1 (SOD1).

Research and Development Expense. Research and development expenses increased by $11.7 million, from $45.5 million for the year ended December 31, 2016 to $57.2 million for the year ended December 31, 2017. The increase was primarily attributable to the following:

•	an increase of $10.2 million for personnel costs as a result of increased headcount of research and development personnel, including a $2.4 million increase in stock-based compensation expense;
•	an increase of $2.5 million for laboratory costs and externally sourced manufacturing-related and process development services; and
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

General and Administrative Expense. General and administrative expenses increased by $3.6 million, from $23.6 million for the year ended December 31, 2016 to $27.2 million for the year ended December 31, 2017. The increase was primarily attributable to the following:

•	an increase of $2.3 million for personnel costs as a result of increased headcount of general and administrative personnel, including a $1.2 million increase in stock-based compensation expense; and
•	an increase of $0.6 million for professional services, primarily attributable to commercial consulting services.

Liquidity and Capital Resources

As of December 31, 2018, we had cash, cash equivalents and marketable securities of $470.6 million, which were primarily derived from the sale of common stock, as described below. Additionally, we have supplemented our cash flows with fees received from granting commercial licenses to our proprietary technology to other biotechnology and pharmaceutical companies. We expect that our cash, cash equivalents and marketable securities as of December 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements for at the least the next 12 months from the date of this report, based on our current business plan.

In March 2017, we completed a public offering of 3,700,000 shares of our common stock at a price of $20.50 per share. In connection with the offering, we granted the underwriters an option to purchase 555,000 additional shares of common stock at the public offering price. The underwriters exercised the option in full and purchased the additional shares in April 2017. The aggregate net proceeds from the offering, inclusive of the underwriters’ option exercise, were $81.5 million, net of underwriting discounts and commissions and offering expenses payable by us.

In August 2018, we completed a public offering of 3,105,000 shares of our common stock (inclusive of 405,000 shares pursuant to the full exercise by the underwriters of their option to purchase additional shares) at a price of $65.00 per share. The aggregate net proceeds from the offering, inclusive of the underwriters’ option exercise, were $189.1 million, net of underwriting discounts and commissions and offering expenses payable by us.

In January 2018, we amended our March 2014 license agreement (the January 2018 Amendment) with AveXis which modified its terms and conditions and provided additional intellectual property rights to AveXis. In consideration for the additional rights granted under the amended license agreement, AveXis paid us $80.0 million upon the effective date of the amendment. In addition, AveXis was obligated to pay us (i) $30.0 million on the first anniversary of the effective date of the January 2018 Amendment, (ii) $30.0 million on the second anniversary of the effective date of the January 2018 Amendment and (iii) potential sales-based milestone payments of up to $120.0 million. In the event of a change of control of AveXis, to the extent that any fee described in (i) or (ii) above, or the first $40.0 million of milestone payments described in (iii) above, had not yet been paid to us, AveXis was obligated to pay any such unpaid fee to us upon the change of control. In May 2018, AveXis was acquired by Novartis. AveXis paid us $100.0 million in accelerated license payments following the change of control. Pursuant to the amended license agreement, AveXis is obligated to pay us $80.0 million upon the achievement of a sales-based milestone, in addition to other regulatory milestone payments and royalties on net sales of licensed products. In January 2019, Novartis announced that it expects to launch ZOLGENSMA in 2019, pending approval by regulatory authorities. If approved, ZOLGENSMA which will be the first approved product under the amended March 2014 license agreement.

We have incurred cumulative losses since our inception and had an accumulated deficit of $83.0 million as of December 31, 2018. Our transition to recurring profitability is dependent upon the successful development, approval and commercialization of our product candidates and achieving a level of revenues adequate to support our cost structure. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future. Additionally, we expect our capital expenditures will increase significantly in the future for costs associated with building out additional office, laboratory and manufacturing capacity. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$104,648	$(57,992)	$(48,558)
Net cash provided by (used) in investing activities	(279,358)	(4,790)	19,388
Net cash provided by financing activities	204,443	84,598	119
Net increase (decrease) in cash and cash equivalents and restricted cash	$29,733	$21,816	$(29,051)

Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2018 increased by $162.6 million from the year ended December 31, 2017. The increase was primarily attributable to $180.0 million in license payments received in 2018 related to the amendment of our March 2014 license agreement with AveXis, and was partially offset by an increase in operating expenses during the period. Net cash used in operating activities increased by $9.4 million during the year ended December 31, 2017 from the year ended December 31, 2016. The increase was primarily attributable to an increase in operating expenses during the period. The increases in operating expenses during the periods were primarily attributable to increased employee headcount and increases in external research and development expenses as we continue the development and advancement of our lead product candidates.

For the year ended December 31, 2018, our net cash provided by operating activities of $104.6 million consisted of net income of $99.9 million and $12.5 million in adjustments for non-cash items, offset by changes in working capital of $7.8 million. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $16.6 million, depreciation and amortization expense of $4.0 million and net amortization of premiums on marketable debt securities of $0.8 million and were partially offset by imputed interest earned from our license agreements of $8.9 million. The change in working capital was primarily attributable to an increase in accounts receivable of $16.8 million, an increase in prepaid expenses and other current assets of $2.5 million and an increase in other assets of $1.5 million, and was partially offset by an increase in accrued expenses and other current liabilities of $7.6 million, an increase in deferred revenue of $3.9 million and an increased in other liabilities of $1.7 million. The increase in accounts receivable is largely driven by $26.0 million of accounts receivable recorded as of December 31, 2018 related to the November 2018 license with Abeona, and was partially offset by the imputed interest recognized upon the acceleration of license payments under our amended license agreement with AveXis. The increase in accrued expenses and other current liabilities is largely driven by increases in accrued personnel costs, accrued external research and development expenses and accrued licensing costs as of December 31, 2018. The increase in deferred revenue is largely driven by consideration received from licensees during the period for license options which represent unsatisfied performance obligations as of December 31, 2018.

For the year ended December 31, 2017, our net cash used in operating activities of $58.0 million consisted of a net loss of $73.2 million, offset by $14.3 million in adjustments for non-cash items and changes in working capital of $0.9 million. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $10.6 million, depreciation and amortization expense of $2.7 million and net amortization of premiums on marketable debt securities of $1.8 million. The change in working capital was primarily attributable to an increase in accounts payable and accrued expenses and other current liabilities of $4.5 million, and was partially offset by an increase in prepaid expenses of $3.6 million.

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

Investing Activities

For the year ended December 31, 2018, net cash used in investing activities consisted of $445.8 million to purchase marketable securities and $13.3 million to purchase property and equipment, offset by $179.7 million in sales and maturities of marketable securities.

For the year ended December 31, 2017, net cash used in investing activities consisted of $68.6 million to purchase marketable securities and $7.2 million to purchase property and equipment, offset by $71.0 million in sales and maturities of marketable securities.

For the year ended December 31, 2016, net cash provided by investing activities consisted of $72.6 million in sales and maturities of marketable securities, partially offset by $45.1 million to purchase marketable securities and $8.1 million to purchase property and equipment.

Financing Activities

For the year ended December 31, 2018, net cash provided by financing activities consisted of $189.1 million in aggregate net proceeds from a public offering of our common stock, net of underwriting discounts and commissions and additional offering expenses we paid during the period, and $15.3 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

For the year ended December 31, 2017, net cash provided by financing activities consisted of $81.5 million in aggregate net proceeds from a public offering of our common stock, net of underwriting discounts and commissions and additional offering expenses we paid during the period, and $3.0 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

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

We expect that our cash, cash equivalents and marketable securities as of December 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan. We intend to devote the majority of our current capital to clinical development and seeking regulatory approval of our product candidates. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the amount of increased capital outlays and operating expenditures necessary to complete the development of our product candidates. Additionally, our estimates are based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the timing of enrollment, commencement and completion of our clinical trials;
•	the results of our clinical trials;
•	the results of our preclinical studies for our product candidates and any subsequent clinical trials;
•	our planned expansion of the licensing of our NAV Technology Platform;
•	the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials for our product candidates;
•	the costs associated with building out additional laboratory and manufacturing capacity, if any;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of future product sales, medical affairs, marketing, manufacturing and distribution activities for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	our current licensing agreements or collaborations remaining in effect;
•	our ability to establish and maintain additional licensing agreements or collaborations on favorable terms, if at all; and
•	the extent to which we acquire or in-license other product candidates and technologies.

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

Contractual Obligations, Commitments and Contingencies

Our principal commitments include obligations under vendor contracts to provide research services and other purchase commitments with our vendors. In the normal course of business, we enter into services agreements with contract research organizations, contract manufacturing organizations and other third-parties. Generally, these agreements provide for termination upon notice, with specified amounts due upon termination based on the timing of termination and the terms of the agreement. The actual amounts and timing of payments under these agreements are uncertain and contingent upon the initiation and completion of the services to be provided. These amounts are not fixed and determinable and therefore are not included in the table below.

Our commitments include obligations to our licensors under our in-license agreements, which may include sublicense fees, milestones fees, royalties and reimbursement of patent maintenance costs. Sublicense fees are due to the licensors when we sublicense underlying intellectual property to third-parties; the fees are based on a percentage of the license fees we receive from the sublicensees. Based on license fees we have received from sublicensees or recorded as accounts receivable as of December 31, 2018, we have accrued $4.1 million of sublicense fees payable to our licensors, of which $1.6 million is expected to be paid in 2019 and $2.5 million is expected to be paid in periods beyond 2019. The actual amount of sublicense fees payable in future periods could differ materially if new licenses are granted to sublicensees, existing licenses are terminated by sublicensees or if certain other contingent consideration, such as milestone payments, is received from sublicensees in the future. Accordingly, the amount of sublicense fees payable in future periods is not fixed and determinable and therefore is not included in the table below. Milestone fees are payable by us upon our future achievement of certain development and regulatory milestones. Royalty fees are based on a percentage of net sales of licensed products. Maintenance costs are reimbursements to the licensors for maintaining licensed patents. These amounts are not fixed and determinable and therefore are not included in the table below.

We have entered into a number of long-term leases for office and laboratory space in Rockville, Maryland and New York, New York, as well as a number of laboratory and other equipment leases. The table below includes the future minimum lease payments under our lease agreements.

The following table summarizes our contractual obligations as of December 31, 2018, excluding the items discussed above:

		Less Than	Years	Years	More Than
	Total	1 Year	1-3	3-5	5 Years
	(in thousands)
Future minimum lease payments	$96,537	$2,798	$6,774	$10,545	$76,420
Total contractual obligations	$96,537	$2,798	$6,774	$10,545	$76,420

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to interest rate risk results from the cash equivalents and marketable securities in our investment portfolio. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. At any time, significant changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. As of December 31, 2018 and 2017, we had cash, cash equivalents and marketable securities of $470.6 million and $176.4 million, respectively. Our cash equivalents and marketable securities as of December 31, 2018 consisted of money market mutual funds, U.S. government and federal agency securities, certificates of deposit and corporate bonds. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2018, we estimate that the increase in interest rates would have resulted in a hypothetical decline of $2.9 million in the net fair value of our interest-sensitive securities.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk as a result of entering into transactions denominated in currencies other than U.S. dollars, primarily including euros, British pounds, Canadian dollars and Japanese yen. All foreign currency transactions settle on the applicable spot exchange basis at the time such payments are made. Accordingly, an adverse movement in foreign exchange rates between the U.S. dollar and the aforementioned currencies could impact our results of operations and cash flows. Currently, we do not hedge these foreign currency exchange rate exposures. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not materially harm our business, financial condition or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial statement schedules required to be filed are listed in the Index to Consolidated Financial Statements and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2018, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in the COSO 2013 framework.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which accompanies our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item will be included in our proxy statement for the 2019 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018 (2019 Proxy Statement) under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

The information required by this item will be included in our 2019 Proxy Statement under the headings “Corporate Governance,” “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our 2019 Proxy Statement under the headings “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our 2019 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our 2019 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
2.	Financial Statement Schedules. All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.
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

REGENXBIO INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of REGENXBIO Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of REGENXBIO Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

February 27, 2019

We have served as the Company’s auditor since 2015.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$75,561	$46,656
Marketable securities	244,200	114,122
Accounts receivable	8,587	473
Prepaid expenses	5,734	5,334
Other current assets	3,831	1,412
Total current assets	337,913	167,997
Marketable securities	150,819	15,616
Accounts receivable	23,012	—
Property and equipment, net	28,702	13,977
Restricted cash	1,053	225
Other assets	2,315	862
Total assets	$543,814	$198,677
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,412	$4,832
Accrued expenses and other current liabilities	17,164	9,605
Deferred revenue	600	—
Total current liabilities	22,176	14,437
Deferred revenue	3,333	—
Deferred rent, net of current portion	1,098	1,211
Financing lease obligation	5,854	—
Other liabilities	2,505	—
Total liabilities	34,966	15,648
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at December 31, 2018 and December 31, 2017; 36,120 and 31,295 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	4	3
Additional paid-in capital	592,580	371,497
Accumulated other comprehensive loss	(720)	(715)
Accumulated deficit	(83,016)	(187,756)
Total stockholders’ equity	508,848	183,029
Total liabilities and stockholders’ equity	$543,814	$198,677

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenues
License revenue	$218,505	$10,385	$4,303
Other revenues	—	8	286
Total revenues	218,505	10,393	4,589
Operating Expenses
Costs of revenues
Licensing costs	9,640	1,703	861
Other	—	6	98
Research and development	83,873	57,224	45,482
General and administrative	36,850	27,229	23,590
Other operating expenses (income)	42	116	(102)
Total operating expenses	130,405	86,278	69,929
Income (loss) from operations	88,100	(75,885)	(65,340)
Other Income
Interest income from licensing	8,946	—	—
Investment income	7,070	2,716	1,938
Total other income	16,016	2,716	1,938
Income (loss) before income taxes	104,116	(73,169)	(63,402)
Income Tax Benefit (Expense)	(4,179)	—	435
Net income (loss)	$99,937	$(73,169)	$(62,967)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of reclassifications and income tax expense	(5)	(682)	686
Total other comprehensive income (loss)	(5)	(682)	686
Comprehensive income (loss)	$99,932	$(73,851)	$(62,281)
Net income (loss) applicable to common stockholders	$99,937	$(73,169)	$(62,967)
Net income (loss) per share:
Basic	$2.99	$(2.45)	$(2.38)
Diluted	$2.73	$(2.45)	$(2.38)
Weighted-average common shares outstanding:
Basic	33,427	29,878	26,409
Diluted	36,648	29,878	26,409

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2015	26,313	$3	$269,144	$(719)	$(51,620)	$216,808
Exercise of stock options	163	—	179	—	—	179
Stock-based compensation expense	—	—	7,031	—	—	7,031
Unrealized gain on available-for-sale securities, net of reclassifications and income tax expense	—	—	—	686	—	686
Net loss	—	—	—	—	(62,967)	(62,967)
Balances at December 31, 2016	26,477	3	276,354	(33)	(114,587)	161,737
Issuance of common stock upon public offering, net of transaction costs of $5,738	4,255	—	81,489	—	—	81,489
Exercise of stock options	516	—	2,493	—	—	2,493
Issuance of common stock under employee stock purchase plan	48	—	556	—	—	556
Stock-based compensation expense	—	—	10,605	—	—	10,605
Unrealized loss on available-for-sale securities, net of reclassifications and income tax expense	—	—	—	(682)	—	(682)
Net loss	—	—	—	—	(73,169)	(73,169)
Balances at December 31, 2017	31,295	3	371,497	(715)	(187,756)	183,029
Adoption of ASC 606	—	—	—	—	4,803	4,803
Issuance of common stock upon public offering, net of transaction costs of $12,728	3,105	1	189,096	—	—	189,097
Exercise of stock options	1,683	—	14,499	—	—	14,499
Issuance of common stock under employee stock purchase plan	37	—	847	—	—	847
Stock-based compensation expense	—	—	16,641	—	—	16,641
Unrealized loss on available-for-sale securities, net of reclassifications and income tax expense	—	—	—	(5)	—	(5)
Net income	—	—	—	—	99,937	99,937
Balances at December 31, 2018	36,120	$4	$592,580	$(720)	$(83,016)	$508,848

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$99,937	$(73,169)	$(62,967)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation expense	16,641	10,605	7,031
Net amortization of premiums and accretion of discounts on marketable debt securities	755	1,815	2,004
Depreciation and amortization	3,982	2,686	544
Net realized losses (gains) on sales and maturities of marketable securities	39	(479)	—
Imputed interest income from licensing	(8,946)	—	—
Non-cash consideration received for licenses granted	—	(420)	—
Other non-cash adjustments	14	73	(399)
Changes in operating assets and liabilities
Accounts receivable	(16,803)	561	1,073
Prepaid expenses	(400)	(3,559)	(755)
Other current assets	(2,069)	(402)	(159)
Other assets	(1,453)	(135)	(139)
Accounts payable	(218)	2,621	186
Accrued expenses and other current liabilities	7,582	1,897	3,873
Deferred revenue	3,933	—	—
Advance payments	—	—	(127)
Deferred rent	(32)	(86)	1,277
Other liabilities	1,686	—	—
Net cash provided by (used in) operating activities	104,648	(57,992)	(48,558)
Cash flows from investing activities
Purchases of marketable securities	(445,829)	(68,634)	(45,072)
Maturities of marketable securities	179,749	70,224	72,586
Sales of marketable securities	—	780	23
Purchases of property and equipment	(13,278)	(7,160)	(8,149)
Net cash provided by (used) in investing activities	(279,358)	(4,790)	19,388
Cash flows from financing activities
Proceeds from exercise of stock options	14,499	2,493	179
Proceeds from issuance of common stock under employee stock purchase plan	847	556	—
Proceeds from public offerings of common stock, net of underwriting discounts and commissions	189,716	81,994	—
Issuance costs for public offerings of common stock	(619)	(445)	(60)
Net cash provided by financing activities	204,443	84,598	119
Net increase (decrease) in cash and cash equivalents and restricted cash	29,733	21,816	(29,051)
Cash and cash equivalents and restricted cash
Beginning of period	46,881	25,065	54,116
End of period	$76,614	$46,881	$25,065
Supplemental cash flow information
Cash paid for income taxes	$3,443	$—	$—
Supplemental disclosures of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$—	$254	$1,181
Assets acquired under financing lease obligation	$5,854	$—	$—
Non-cash consideration received for licenses granted	$—	$420	$—
Issuance costs for public offerings of common stock in accounts payable and accrued expenses	$—	$—	$33

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

Liquidity and Risks

As of December 31, 2018, the Company had generated an accumulated deficit of $83.0 million since inception. As the Company has incurred cumulative losses since inception, transition to recurring profitability is dependent upon the successful development, approval and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve recurring profitability, and unless and until it does, the Company will continue to need to raise additional capital. As of December 31, 2018, the Company had cash, cash equivalents and marketable securities of $470.6 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

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

Foreign Currency Transactions

The functional currency of the Company and its consolidated subsidiaries is the U.S. dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar are included in results of operations as incurred.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the consolidated financial statements. Significant estimates are used in the following areas, among others: revenue, stock-based compensation expense, accrued research and development expenses and other accrued liabilities, income taxes and the fair value of financial instruments.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to current period financial statement presentation. These reclassifications are not material and have no effect on previously reported financial position, results of operations and cash flows.

Segment and Geographical Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s CODM, the Chief Executive Officer, views its operations and manages its business as one operating segment.

The Company’s revenue primarily consists of license revenue. For the year ended December 31, 2018, 99% of the Company’s revenue was generated from customers located in the U.S. For the year ended December 31, 2017, 96% of the Company’s revenue was generated from customers located in the U.S. For the year ended December 31, 2016, 90% of the Company’s revenue was generated from customers located in the U.S. Country of origin for license revenue is determined based on the country of domicile of the licensee. The substantial majority of the Company’s assets currently reside in the U.S.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents.

Restricted Cash

Restricted cash includes money market mutual funds used to collateralize irrevocable letters of credit as required by the Company’s lease agreements. The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported on the consolidated balance sheets to the total of these amounts as reported at the end of the period in the consolidated statements of cash flows (in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$75,561	$46,656	$24,840
Restricted cash	1,053	225	225
Total cash and cash equivalents and restricted cash	$76,614	$46,881	$25,065

Marketable Securities

Marketable securities consist of debt securities and are classified as available-for-sale and carried at fair value. Marketable securities with remaining maturity dates exceeding 12 months which are not intended to be sold prior to maturity for use in current operations are classified as non-current. Unrealized gains and losses, net of any related tax effects, are excluded from results of operations and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. Purchase premiums and discounts are amortized or accreted into the cost basis over the life of the related security as adjustments to the yield using the effective-interest method. Interest income is recognized when earned. Realized gains and losses from the sale or maturity of marketable securities are based on the specific identification method and are included in results of operations.

A decline in the fair value below cost of available-for-sale securities that is deemed other-than-temporary is charged to results of operations, resulting in the establishment of a new cost basis for the security. The Company regularly evaluates whether declines in the fair value of its investments below their cost are other-than-temporary. The evaluation includes consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. The Company has not recorded any impairment of available-for-sale securities which was deemed to be to be other-than-temporary.

Concentrations of Credit Risk and Off-balance Sheet Risk

Cash and cash equivalents, marketable securities and accounts receivable are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at multiple financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. The Company’s marketable securities consist of investment grade debt securities and may be subject to concentrations of credit risk. The Company has adopted an investment policy which limits potential concentrations of investments and establishes minimum acceptable credit ratings, thereby reducing credit risk exposure. The Company believes that it is not exposed to significant credit risk related to accounts receivable due to the credit quality and history of collections from its significant customers. The Company is unaware of any concentrations of credit risk related to accounts receivable from significant customers with deteriorated credit quality. The Company has no financial instruments with off-balance sheet risk of loss.

The following table summarizes those customers who represented at least 10% of revenue or accounts receivable, current and non-current, for the periods presented:

	Revenue			Accounts Receivable
	Years Ended December 31,			December 31,
	2018	2017	2016	2018	2017
Customer A	81%	68%	*	*	*
Customer B	16%	*	*	82%	*
Customer C	*	*	24%	*	*
Customer D	*	*	*	*	42%
Customer E	*	*	*	*	32%
Customer F	*	*	44%	*	*
Customer G	*	*	*	*	21%

*	Represented less than 10%

Accounts Receivable

Accounts receivable primarily consist of consideration due to the Company resulting from its license agreements with NAV Technology Licensees. Accounts receivable include amounts invoiced to licensees as well as rights to consideration which have not yet been invoiced and for which payment is conditional solely upon the passage of time. If a licensee elects to terminate a license prior to the end of the license term, the licensed intellectual property is returned to the Company and any accounts receivable from the licensee which are not contractually payable to the Company are charged off as a reduction of license revenue in the period of the termination. Accounts receivable which are not expected to be received by the Company within 12 months from the reporting date are stated net of a discount to present value and recorded as non-current assets on the consolidated balance sheets. The present value discount is recognized as a reduction of revenue in the period in which the accounts receivable are initially recorded and is accreted as interest income from licensing over the term of the receivables.

Accounts receivable are stated net of an allowance for doubtful accounts, if deemed necessary based on the Company’s evaluation of collectability using specific identification of account balances, the credit profile and financial condition of its customers and historical information regarding write-offs. Account balances are charged off against the allowance when the potential for recovery is considered remote. The Company did not record an allowance for doubtful accounts as of December 31, 2018 or 2017.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets, which are as follows:

Computer equipment and software	3 years
Lab equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Certain estimated construction costs incurred and reported by the Company’s landlord at 9800 Medical Center Drive are recorded as property and equipment, with a corresponding financing lease obligation, on the consolidated balance sheets. Please refer to Note 6 for further information on the Company’s lease agreements.

Impairment of Long-lived Assets

The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to estimated future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded during the years ended December 31, 2018, 2017 and 2016.

Non-marketable Equity Securities

The Company’s non-marketable equity securities do not have readily determinable fair values and consist of equity investments in other entities in which the Company’s ownership interest is below 20% and the Company does not have significant influence over the operations of the entity. Prior to January 1, 2018, non-marketable equity securities were accounted for using the cost method and measured at cost less impairment. Beginning January 1, 2018, upon the Company’s adoption of Accounting Standards Update (ASU) 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, non-marketable equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. Please refer to Note 4 for further information on non-marketable equity securities.

Declines in the fair value of non-marketable equity securities below their carrying values that are deemed to be other-than-temporary are charged to results of operations as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investments in the issuer for a period of time sufficient to allow for the anticipated recovery in fair value. The Company has not recorded any other-than-temporary impairment losses on its non-marketable equity securities.

Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

The Company applies the five-step model to contracts that are within the scope of Topic 606 only when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, for contracts within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determine those that are performance obligations and whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to respective performance obligations when (or as) the respective performance obligations are satisfied.

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

License revenue

The Company licenses its NAV Technology Platform to other biotechnology and pharmaceutical companies. The terms of the licenses vary, and licenses may be exclusive or non-exclusive and may be sublicensable by the licensee. Licenses may grant intellectual property rights for purposes of internal and preclinical research and development only, or may include the rights, or options to obtain future rights, to commercialize drug therapies for specific diseases using the Company’s NAV Technology Platform. License agreements generally have a term at least equal to the life of the underlying patents, but are terminable at the option of the licensee. Consideration payable to the Company under its license agreements may include: (i) up-front and annual fees, (ii) option fees to acquire additional licenses, (iii) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (iv) sublicense fees and (v) royalties on sales of licensed products.

The Company’s license agreements are accounted for as contracts with customers within the scope of Topic 606. At the inception of each license agreement, the Company determines the contract term for purposes of applying the requirements of Topic 606. Licenses are generally terminable at the option of the licensee with advance notice to the Company. For each license, the Company evaluates these termination rights to determine whether a substantive termination penalty would be incurred by the licensee upon termination. If the licensee incurs a substantive termination penalty upon termination, the contract term for revenue recognition purposes is generally equal to the stated term of the license, which is the life of the underlying licensed patents. Alternatively, if the licensee does not incur a substantive termination penalty upon termination, the contract term for revenue recognition purposes may be shorter than the stated term of the license, in which case the termination rights may be accounted for as contract renewal options. The determination of whether a substantive termination penalty is associated with the termination rights requires significant judgment. In making this determination, the Company considers, among other things, the nature of the intellectual property rights that would be returned to the Company upon termination, including the exclusivity of the licensed rights and the stage of development of the licensed products, the payment terms, including the amount and timing of non-refundable or guaranteed payments, and the business purpose of the termination rights granted to the licensee. The Company considers all of the facts and circumstances relevant to each license when making this determination.

Performance obligations under the Company’s license agreements may include (i) the delivery of intellectual property licenses and (ii) options granted to licensees to acquire additional licenses to the extent the options represent material rights to the licensee. At the inception of each license agreement which contains options for the licensee to acquire additional licenses, or contract renewal options, the Company evaluates the options to determine whether they provide material rights to the licensee. In making this determination, the Company considers whether the options are priced at a discount to the standalone selling price for the underlying licenses. If an option is priced at a discount to the standalone selling price for the underlying license, the option is considered to be a material right to the licensee and is accounted for as a separate performance obligation under the current license agreement.

The Company evaluates the transaction price of its license agreements at the inception of each agreement and at each reporting date. The transaction price includes the fixed consideration payable to the Company during the contract term, as well as any variable consideration to the extent that it is probable that a significant reversal of revenue will not occur in the future. Fixed consideration under the license agreements includes up-front and annual fees payable during the contract term. Variable consideration under the license agreements includes development and sales-based milestone payments, sublicense fees and royalties on sales of licensed products. Consideration contingent upon the exercise of options by a licensee is excluded from the transaction price and not accounted for as part of the license agreement until the option is exercised.

The transaction price for each license agreement is allocated to the underlying performance obligations and recognized as revenue when the performance obligations are satisfied. Consideration allocated to performance obligations for the delivery of an intellectual property license is recognized as revenue in full upon the delivery of the license to the licensee. Consideration allocated to performance obligations for license options is recognized as revenue in full upon the earlier of the option exercise or expiration. The exercise of a license option by a licensee is accounted for as a new license for revenue recognition purposes.

Up-front and annual licenses fees payable to the Company over the contract term of each license are included in the transaction price, and the portion of this consideration that is allocated to the performance obligation for the delivery of the intellectual property license is recognized as revenue in full upon the delivery of the license to the licensee. If annual license fees are payable to the Company in periods beyond 12 months from the delivery of the license, a significant financing component is deemed to exist which provides a financing benefit to the licensee. If a significant financing component is identified, the Company adjusts the transaction price for the license to include only the present value of the annual license fees payable to the Company over the contract term. The discounted portion of the license fees is recognized as interest income from licensing in the consolidated statements of operations over the financing period of the license.

Development milestone payments are payable to the Company upon the achievement of specified development milestones by licensees. At the inception of each license agreement that contains development milestone payments, the Company evaluates whether the milestones are considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur in the future, milestone payments are included in the transaction price and recognized as revenue upon the delivery of the license. Milestone payments contingent on the achievement of development milestones that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved and are excluded from the transaction price until the milestone is achieved. At each reporting date, the Company re-evaluates the probability of achievement of outstanding development milestones and, if necessary, adjusts the transaction price for any milestones for which the probability of achievement has changed due to current facts and circumstances. Any such adjustments are recorded on a cumulative catch-up basis and recognized as revenue in the period of the adjustment.

Royalties on sales of licensed products, sales-based milestone payments and sublicense fees based on the receipt of certain fees by licensees from any sublicensees are excluded from the transaction price of each license and recognized as revenue in the period that the related sales or sublicenses occur, provided that the associated license has been delivered to the licensee. To date the Company has not recognized any revenue from royalties on sales of licensed products or the achievement of sales-based milestones.

The Company receives payments from licensees based on the billing schedules established in each license agreement. Amounts recognized as revenue which have not yet been received from licensees are recorded as accounts receivable when the Company’s rights to the consideration are conditional solely upon the passage of time. Amounts recognized as revenue which have not yet been received from licensees are recorded as contract assets when the Company’s rights to the consideration are not unconditional. Contract assets are recorded as other current assets on the consolidated balance sheets. If a licensee elects to terminate a license prior to the end of the license term, the licensed intellectual property is returned to the Company and any consideration recorded as accounts receivable or contract assets which is not contractually payable by the licensee is charged off as a reduction of license revenue in the period of the termination. Amounts received by the Company prior to the delivery of underlying performance obligations are deferred and recognized as revenue upon the satisfaction of the performance obligations by the Company. Deferred revenue which is not expected to be recognized within 12 months from the reporting date is recorded as non-current on the consolidated balance sheets.

Other Revenues

Other revenues consist of sales of licensed reagents to third parties for use in research and development and grant revenue generated through research and development grant programs offered by the European Union. Revenue from reagent sales is recognized when control of the licensed reagents is transferred to the customer. Grant revenue is recognized in the period in which the related costs are incurred and the related services are rendered by the Company. As of December 31, 2017, all grant programs were completed.

Costs of Revenues

Licensing costs consist of sublicense fees to licensors as a result of license revenues generated by the Company. Sublicense fees are based on a percentage of license fees received by the Company from licensees as specified in the Company’s agreements with its licensors. The Company recognizes sublicense fees in the period that the underlying license revenue is recognized. Sublicense fees payable by the Company to licensors in periods beyond 12 months from the reporting date are recorded as non-current liabilities on the consolidated balance sheets.

Other costs of revenue consist of royalties to licensors as a result of the sales of licensed reagents by the Company. The Company recognizes royalties on sales of licensed reagents in the period that the underlying sales occur.

Research and Development Expenses

Research and development costs are expensed as incurred. Advance payments for goods or services related to research and development activities are deferred and expensed as the goods are delivered or the related services are performed. Research and development costs include salaries, benefits and other personnel costs, laboratory and facilities costs and other overhead costs allocated to research and development activities. Additionally, research and development costs include goods and services associated with preclinical research, clinical trial activities, manufacturing-related activities, regulatory and other related services performed by third-parties. At the end of each reporting period, the Company compares payments made to third-party service providers to the estimated expenses incurred based on the services provided and progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the estimated expenses incurred, the Company may record net prepaid or accrued research and development expenses relating to these costs.

Up-front fees incurred in obtaining technology licenses, as well as milestone payments to licensors, are charged to research and development expense as incurred if the technology licensed has no alternative future use.

Stock-based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires all stock-based awards to employees and nonemployees to be recognized in the consolidated statement of operations and comprehensive income (loss) based on the grant date fair value of the awards. The Company’s stock-based awards include stock options granted to employees and nonemployees, restricted stock units and shares issued under its employee stock purchase plan.

The Company’s stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees and nonemployees with service-based vesting conditions is recognized on a straight-line basis based on the estimated grant date fair value over the requisite service period of the award, which is generally the vesting term. Compensation expense related to awards to employees and nonemployees with performance-based vesting conditions is recognized based on the estimated grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

The Company estimates the fair value of its stock option awards using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (i) the fair value of the underlying common stock, (ii) the expected stock price volatility, (iii) the expected term of the award, (iv) the risk-free interest rate and (v) expected dividends. The Company does not have sufficient historical and implied volatility data for its common stock necessary to estimate the expected the volatility of its common stock over a period of time commensurate with the expected term of its stock option awards. As a result, the Company estimates expected volatility based on the historical volatility of both its common stock and the common stock of a selected peer group of similar publicly traded companies for which sufficient historical volatility data is available. Due to the lack of historical volatility data for its common stock, the Company places a higher weight on the historical volatility of the selected peer group in estimating expected volatility. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during a period equivalent to the expected term of the stock option awards. For the purpose of identifying the selected peer group companies, the Company considers characteristics such as enterprise value, risk profiles, position within the industry and length of historical share price information. The Company plans to continue using historical peer group volatility data as an input to estimate expected volatility until a sufficient amount of historical volatility data for its common stock becomes available. The Company estimates the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. For stock options granted to nonemployees, the Company uses the contractual term of the award rather than expected term to estimate the fair value of the award. The Company estimates the risk-free interest rates for periods within the expected term of its options based on the rates of U.S. Treasury securities with maturity dates commensurate with the expected term of the associated awards. The Company has never paid and does not expect to pay dividends in the foreseeable future.

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

For the year ended December 31, 2016, the Company was also required to estimate forfeitures of stock-based awards at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. For all periods through December 31, 2016, a forfeiture rate of zero was used to calculate stock-based compensation expense due to the lack of historical information necessary to estimate forfeitures. To the extent that actual forfeitures differed from the Company’s estimates, the differences were recorded as a cumulative adjustment in the period the estimates were revised. On January 1, 2017, the Company adopted ASU 2016‑09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Upon the adoption of this standard, the Company elected to no longer estimate forfeitures of stock-based awards and to account for forfeitures as they occur. The adoption of this standard required retrospective application, however, since the Company had previously assumed a forfeiture rate of zero on all stock-based awards there was no impact to the consolidated financial statements as a result of the adoption of this standard.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive income (loss).

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

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) includes its net income (loss) as well as net unrealized gains and losses on available-for-sale securities, net of income tax effects and reclassification adjustments for realized gains and losses.

Recent Accounting Pronouncements

Adoption of ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (Topic 605). Effective January 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method. Under this method, the Company applied Topic 606 to all contracts with customers which were not completed as of January 1, 2018 and recorded the cumulative impact of the adoption as an adjustment to its accumulated deficit on January 1, 2018. The Company’s financial results for periods ending after January 1, 2018 are presented in accordance with the requirements of Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605. Please refer to Revenue Recognition above for additional information on Topic 606, including a description of the Company’s revenue recognition policies upon adoption.

The Company recorded a net reduction in opening accumulated deficit of $4.8 million as of January 1, 2018 for the cumulative impact of adoption of Topic 606, which was primarily the result of accelerated recognition of license revenue related to annual license fees under Topic 606. Under Topic 605, annual license fees payable to the Company by licensees were recognized as license revenue annually when the amounts became fixed or determinable. Under Topic 606, the present value of aggregate annual license fees over the contract term of the license agreement are recognized as revenue upon the delivery of the license to the licensee. The impact of the accelerated recognition of license revenue upon adoption was partially offset by the accelerated recognition of licensing costs to the Company’s licensors. The Company recognizes sublicense fees to its licensors in the period the underlying license revenue is recognized.

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

The following tables present the effects of the adoption of Topic 606 on each financial statement line item of the Company’s consolidated financial statements as of and for the year ended December 31, 2018 (in thousands, except per share data):

	As of December 31, 2018
		Impact of	Results Without
		Adoption of	Adoption of
	As Reported	Topic 606	Topic 606
Consolidated Balance Sheet
Assets:
Accounts receivable, current	$8,587	$(1,803)	$10,390
Accounts receivable, non-current	$23,012	$3,012	$20,000
Prepaid expenses	$5,734	$60	$5,674
Other current assets	$3,831	$750	$3,081
Other assets	$2,315	$267	$2,048
Liabilities:
Accrued expenses and other current liabilities	$17,164	$(580)	$17,744
Deferred revenue, current	$600	$600	$—
Deferred revenue, non-current	$3,333	$3,333	$—
Other liabilities	$2,505	$705	$1,800
Stockholdersʼ Equity:
Accumulated deficit	$(83,016)	$(1,772)	$(81,244)

	Year Ended December 31, 2018
		Impact of	Results Without
		Adoption of	Adoption of
	As Reported	Topic 606	Topic 606
Consolidated Statement of Operations
Revenues:
License revenue	$218,505	$(16,647)	$235,152
Operating Expenses:
Licensing costs	$9,640	$(396)	$10,036
Other Income:
Interest income from licensing	$8,946	$8,946	$—
Income Tax Expense	$(4,179)	$730	$(4,909)
Net Income	$99,937	$(6,575)	$106,512
Net Income Per Share:
Basic	$2.99	$(0.20)	$3.19
Diluted	$2.73	$(0.18)	$2.91

	Year Ended December 31, 2018
		Impact of	Results Without
		Adoption of	Adoption of
	As Reported	Topic 606	Topic 606
Consolidated Statement of Cash Flows
Cash Flows from Operating Activities:
Net income	$99,937	$(6,575)	$106,512
Imputed interest income from licensing	$(8,946)	$(8,946)	$—
Changes in accounts receivable	$(16,803)	$13,114	$(29,917)
Changes in prepaid expenses	$(400)	$(60)	$(340)
Changes in other current assets	$(2,069)	$(400)	$(1,669)
Changes in other assets	$(1,453)	$(267)	$(1,186)
Changes in accrued expenses and other current liabilities	$7,582	$(685)	$8,267
Changes in deferred revenue	$3,933	$3,933	$—
Changes in other liabilities	$1,686	$(114)	$1,800

The most significant effects that the adoption of Topic 606 had on the results of operations for the year ended December 31, 2018, as compared to what results would have been if Topic 605 had continued to be applied, were (i) the amount of revenue and interest income from licensing recognized as a result of significant financing components identified within the Company’s license agreements, and (ii) the amount of revenue recognized from license options granted during the period. Under Topic 606, if a significant financing component is identified within a license agreement, the Company is required to adjust the amount of revenue recognized upon the delivery of the license to the present value of the underlying consideration. The discounted portion of the consideration is recognized as interest income from licensing over the financing term of the license agreement. Under Topic 605, the amount of revenue recognized from the delivery of licenses is not adjusted for significant financing components. During the year ended December 31, 2018, the Company recognized $8.9 million of interest income from licensing as a result of significant financing components identified in its license agreements. Under Topic 605, the Company would not have recognized any interest income from significant financing components during the period, and would have recognized $12.4 million of additional license revenue during the period related to its March 2014 license agreement, as amended, with AveXis, Inc. (AveXis) and its November 2018 license agreement with Abeona Therapeutics Inc. (Abeona). Additionally, under Topic 606, the Company recorded deferred revenue of $3.9 million as of December 31, 2018 for consideration received during the period related to license options granted to licensees which were deemed material rights to the licensee to acquire additional licenses in the future. Under Topic 605, the Company would have recognized the $3.9 million of consideration received as license revenue during the period as the options would have been considered substantive and excluded from the contract for accounting purposes until exercised.

Other recently adopted accounting pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting which supersedes the existing guidance for accounting for stock-based awards to nonemployees under ASC 505-50, Equity—Equity-based Payments to Nonemployees. The new guidance expands the scope of ASC 718 to include stock-based awards to nonemployees for goods or services. Consequently, the accounting for stock-based awards to employees and nonemployees will be substantially aligned. The Company elected to early adopt this standard effective July 1, 2018, which required the Company to remeasure all of its outstanding stock-based awards to nonemployees which do not yet have established measurement dates to the estimated fair value on the adoption date. These awards, which consisted solely of stock options granted to third-party advisors with performance-based vesting conditions, will no longer be remeasured and any new stock-based awards granted to nonemployees after the adoption of the new standard will be measured at the estimated grant date fair value of the awards. The new standard requires the cumulative effect of the adoption on the adoption date to be presented as an adjustment to retained earnings as of the beginning of the year of adoption. On the adoption date, the Company had no unvested stock-based awards to nonemployees which were probable of vesting. Accordingly, the adoption of this standard required no retrospective adjustment and did not have a material impact on the Company’s financial position or results of operations.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. As a result, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard effective January 1, 2018 and applied it retrospectively to each period presented in the financial statements. The adoption of this standard did not have a material impact on the Company’s consolidated statements of cash flows.

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

Recent accounting pronouncements not yet adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements regarding fair value measurements. The standard is effective for the Company beginning January 1, 2020, with early adoption permitted upon issuance. The Company does not believe the application of this standard will have a material impact on the Company’s disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends the current guidance on comprehensive income to provide an option for an entity to reclassify the stranded tax effects of the Tax Cuts and Jobs Act of 2017 (the TCJA) that was signed into law in December 2017 from accumulated other comprehensive income directly to retained earnings. The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement. The standard is effective for the Company beginning January 1, 2019, with early adoption permitted upon issuance. The Company does not believe the application of this standard will have a material impact on the Company’s financial position or results of operations.

In April 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), which amends the required amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. The standard is effective for the Company beginning January 1, 2019, with early adoption permitted upon issuance, and is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not believe the application of this standard will have a material impact on the Company’s financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the accounting for credit losses for most financial assets and certain other instruments. The standard requires that entities holding financial assets and net investment in leases that are not accounted for at fair value through net income be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The standard is effective for the Company beginning January 1, 2020, with early adoption permitted for annual and interim periods beginning January 1, 2019. The Company does not believe the application of this standard will have a material impact on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes ASC 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. If elected, leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The Company will adopt the standard effective January 1, 2019 using a modified retrospective transition method and will apply Topic 842 to leases in effect as of, or entered into after, the adoption date. The cumulative impact of adoption will be recorded as an adjustment to accumulated deficit on January 1, 2019 and prior periods will not be adjusted. This adoption approach will result in a consolidated balance sheet that may not be comparable to prior periods in the first year of adoption. The Company plans to elect certain practical expedients allowed by Topic 842 for transition purposes which will permit the Company to not reassess lease identification, classification and initial direct costs under Topic 842 for leases that commenced prior to January 1, 2019, and will allow the Company to use hindsight in determining the terms of such leases. The Company will also elect to account for leases with a term of 12 months or less as operating leases similar to existing guidance. The Company has substantially completed the process of analyzing and extracting relevant data from its lease contracts and is finalizing its evaluation of Topic 842 and the impact of adoption on the Company’s financial statements and related disclosures. Upon adoption, the Company expects to recognize right-of-use assets and lease liabilities on its consolidated balance sheet related to its operating leases for office and laboratory facilities and equipment. The right-of-use assets and related liabilities may be material. Please refer to Note 6 for information regarding future minimum lease payments for the Company’s operating leases as of December 31, 2018, which, in all material respects, approximate the undiscounted payments that will be used to calculate the present value of lease payments to be recorded as lease liabilities upon the adoption of Topic 842. Upon adoption, the Company expects to derecognize $5.9 million of property and equipment and $5.9 million of financing lease obligations related to construction-in-progress at 9800 Medical Center Drive, as the Company does not control the building during the construction period under the requirements of Topic 842. The right-of-use assets and lease liabilities related to the facility at 9800 Medical Center Drive will not be recognized on the Company’s consolidated balance sheets until the commencement date of the lease, which is expected to occur in 2020. Accordingly, the lease payments for 9800 Medical Center Drive disclosed in the table of future minimum lease payments in Note 6 will not be included in the right-of-use assets and lease liabilities that will be recorded upon the adoption of Topic 842. The Company does not expect the adoption of Topic 842 to have a material impact on the Company’s results of operations. The Company is finalizing the implementation of a new lease accounting software system and updating its internal controls and processes to support the adoption and subsequent accounting and disclosure requirements of Topic 842.

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2018
U.S. government and federal agency securities	$103,410	$93	$(37)	$103,466
Certificates of deposit	8,992	—	—	8,992
Corporate bonds	282,902	36	(377)	282,561
	$395,304	$129	$(414)	$395,019

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017
Corporate bonds	$130,018	$2	$(282)	$129,738
	$130,018	$2	$(282)	$129,738

As of December 31, 2018 and 2017, no marketable securities had remaining maturities greater than three years.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of December 31, 2018 and 2017, the balance in the Company’s accumulated other comprehensive loss consisted solely of net unrealized gains and losses on available-for-sale securities, net of income tax effects and reclassification adjustments for realized gains and losses. During the years ended December 31, 2018, 2017 and 2016, the Company recognized net unrealized gains (losses) on available-for-sale securities of less than $(0.1) million, $(0.2) million and $1.1 million, respectively, and income tax expense of zero, zero and $0.4 million, respectively, in other comprehensive income (loss). The Company recognized net realized gains (losses) of less than $(0.1) million, $0.5 million and less than $(0.1) million on the sale or maturity of available-for-sale securities during the years ended December 31, 2018, 2017 and 2016, respectively, which were reclassified out of accumulated other comprehensive loss during the period and are included in investment income in the consolidated statements of operations and comprehensive income (loss).

The following tables present the fair values and unrealized losses of marketable securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
U.S. government and federal agency securities	$53,124	$(37)	$—	$—	$53,124	$(37)
Corporate bonds	245,283	(354)	12,424	(23)	257,707	(377)
	$298,407	$(391)	$12,424	$(23)	$310,831	$(414)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Corporate bonds	$109,238	$(180)	$17,124	$(102)	$126,362	$(282)
	$109,238	$(180)	$17,124	$(102)	$126,362	$(282)

As of December 31, 2018, marketable securities held by the Company which were in an unrealized loss position consisted of 102 investment grade security positions. The Company has the intent and ability to hold such securities until recovery and has determined that none of its investments were other-than-temporarily impaired as of December 31, 2018 or 2017.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2018
Cash equivalents:
Money market mutual funds	$—	$75,542	$—	$75,542
Total cash equivalents	—	75,542	—	75,542
Marketable securities:
U.S. government and federal agency securities	—	103,466	—	103,466
Certificates of deposit	—	8,992	—	8,992
Corporate bonds	—	282,561	—	282,561
Total marketable securities	—	395,019	—	395,019
Total cash equivalents and marketable securities	$—	$470,561	$—	$470,561

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2017
Cash equivalents:
Money market mutual funds	$—	$46,646	$—	$46,646
Total cash equivalents	—	46,646	—	46,646
Marketable securities:
Corporate bonds	—	129,738	—	129,738
Total marketable securities	—	129,738	—	129,738
Total cash equivalents and marketable securities	$—	$176,384	$—	$176,384

There were no transfers of financial instruments between levels of the fair value hierarchy during the years ended December 31, 2018 and 2017.

Management estimates that the carrying amounts of its current accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Accounts receivable which contain non-current portions are recorded at their present values using a discount rate that is based on prevailing market rates and the credit profile of the licensee on the date the amounts are initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be significantly different from those that would be used as of December 31, 2018 to determine the present value of the receivables. Accordingly, management estimates that the carrying value of its non-current accounts receivable approximates the fair value of those instruments.

The Company’s non-marketable equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. As of December 31, 2018 and 2017, non-marketable equity securities had carrying values of $0.4 million and are included in other assets on the consolidated balance sheets. Since the acquisition of the securities, the Company has not identified any observable price changes or changes in circumstances that would have an adverse effect on the fair value of the securities as of December 31, 2018 and 2017. No remeasurements or impairment losses were recorded on non-marketable equity securities during the years ended December 31, 2018, 2017 and 2016.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Lab equipment	$14,417	$8,561
Computer equipment and software	2,002	1,481
Furniture and fixtures	1,915	1,384
Leasehold improvements	11,751	5,828
Construction-in-progress	5,854	—
Total property and equipment	35,939	17,254
Accumulated depreciation and amortization	(7,237)	(3,277)
Property and equipment, net	$28,702	$13,977

Construction-in-progress in the table above consists of certain costs incurred and reported by the Company’s landlord at 9800 Medical Center Drive. Please refer to Note 6 for further information on the Company’s lease agreements. Construction costs incurred by the Company for the building at 9800 Medical Center Drive were less than $0.1 million as of December 31, 2018.

During the years ended December 31, 2018, 2017 and 2016, the Company recorded depreciation expense of $4.0 million, $2.7 million and $0.5 million, respectively.

6. Commitments and Contingencies

Lease Commitments

The Company recognizes rent expense on a straight-line basis over the term of its operating leases commencing on the date the Company takes possession of the leased property. Tenant improvement allowances that are considered to be lease incentives from the lessor are recorded as deferred rent and amortized as a reduction of rent expense over the term of the lease from the possession date.

9800 Medical Center Drive Lease

In November 2018, the Company entered into a lease for approximately 132,000 square feet of office and laboratory facilities in a new building to be constructed at 9800 Medical Center Drive in Rockville, Maryland (the 9800 Medical Center Drive Lease). Construction of the new building, which will be conducted by the landlord, is expected to be completed in 2020 and the lease will expire approximately 16 years from the delivery of the leased premises to the Company, subject to certain extension and termination options. Under the terms of the 9800 Medical Center Drive Lease, the Company will receive a $14.6 million tenant improvement allowance from the landlord to construct additional improvements to the leased premises. The Company has the option to extend the term of the lease for up to 10 additional years and the option to terminate the lease after 12 years from the delivery of the leased premises to the Company. If the Company elects to terminate the lease, it will be subject to a termination fee equal to the unamortized tenant improvement allowance, rent abatement and landlord commissions as of the termination date, bearing interest at 5% per annum, plus four months of base rent and operating expenses. Additionally, after delivery of the leased premises under the 9800 Medical Center Drive Lease, the Company will have the option to terminate its lease at 9712 Medical Center Drive with six months’ notice. Monthly payments under the 9800 Medical Center Drive Lease begin approximately 12 months from the delivery of the leased premises to the Company and escalate annually in accordance with the lease agreement. As required by the lease agreement, the Company has provided the landlord with an irrevocable letter of credit of $0.8 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease.

The Company is involved in the construction project for the leased premises at 9800 Medical Center Drive, including having the responsibility to pay for a portion of the costs of non-normal tenant improvements such as finish work, mechanical, electrical and plumbing elements of the building, among other items. Accordingly, for accounting purposes only, the Company is deemed the owner of the leased premises during the construction period. Certain estimated construction costs incurred and reported by the landlord are recorded as property and equipment, with a corresponding financing lease obligation, on the consolidated balance sheets. The portion of the lease allocated to the land on which the building is located is treated for accounting purposes as an operating lease that commenced upon the execution of the 9800 Medical Center Drive Lease in November 2018. Imputed rent expense attributable to the land portion of the lease was not material for the year ended December 31, 2018.

Other Lease Commitments

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

The Company leases additional office and laboratory facilities in Rockville, Maryland and New York, New York, as well as laboratory and other equipment, under non-cancelable operating leases with various expiration dates through 2021 and which may contain annual escalations of rental payments. As required by the Company’s lease agreement for its office space in New York, New York, the Company has provided the landlord with an irrevocable letter of credit of $0.2 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease.

As of December 31, 2018, future minimum lease payments under the 9800 Medical Center Drive Lease and other operating leases were as follows (in thousands):

	9800 Medical	Other	Total
	Center Drive	Operating	Minimum Lease
	Lease (a)	Leases	Payments
2019	$—	$2,798	$2,798
2020	—	3,054	3,054
2021	1,329	2,391	3,720
2022	4,289	621	4,910
2023	5,156	479	5,635
Thereafter	76,420	—	76,420
Total minimum lease payments	$87,194	$9,343	$96,537

(a)

Includes all future minimum lease payments under the 9800 Medical Center Drive Lease, including amounts recorded as financing lease obligations on the consolidated balance sheets. The actual timing and amounts of payments under the lease are subject to adjustment based on the completion date of construction and actual square footage of the facility.

Rent expense under all leases, including additional rent charges for utilities, parking, property management, operating expenses and real estate taxes for the years ended December 31, 2018, 2017 and 2016 was $2.8 million, $1.8 million and $1.8 million, respectively.

Licenses Granted to the Company

The Company licenses intellectual property from third-parties, primarily for technology used in the Company’s product candidates and development programs and which may be sublicensed to NAV Technology Licensees. Licenses granted to the Company may require the Company to make future payments relating to sublicense fees, milestone fees and royalties on future sales of licensed products. Additionally, the Company may be responsible for the cost of the maintenance of the intellectual property as incurred by its licensors. Up-front fees to obtain licensed technology are included in research and development expenses and patent maintenance costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). Sublicense fees are based on a specified percentage of license fees earned by the Company and are included in licensing costs in the consolidated statements of operations and comprehensive income (loss). Milestone fees are included in licensing costs in the consolidated statements of operations and comprehensive income (loss) if the underlying milestone is achieved by a licensee, or in research and development expense if the underlying milestone is achieved by the Company as a result of the development of its product candidates. Royalties on sales of licensed reagents for use in research and development are included in other costs of revenue in the consolidated statements of operations and comprehensive income (loss). The Company has not commercialized any product candidates or paid any royalties under these agreements other than for the sales of licensed reagents.

The Trustees of the University of Pennsylvania

In February 2009, the Company entered into a license agreement, which has been amended from time to time, with The Trustees of the University of Pennsylvania (together with the University of Pennsylvania, Penn) for exclusive, worldwide rights to certain patents owned by Penn underlying the Company’s NAV Technology Platform, as well as exclusive rights to certain data, results and other information generated in connection with the clinical trial for RGX-501, the Company’s product candidate for the treatment of homozygous familial hypercholesterolemia (HoFH). In consideration for the license, the Company issued Penn an equity interest in the Company and is obligated to pay Penn royalties on net sales of licensed products and sublicense fees. Additionally, the Company is obligated to reimburse Penn for certain costs incurred related to the maintenance of the licensed patents.

Expenses incurred by the Company related to its license from Penn were recorded as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Licensing costs	$(18)	$207	$430
Other costs of revenue	—	4	11
General and administrative	130	233	133
	$112	$444	$574

As of December 31, 2018 and 2017, the Company had accrued $0.1 million and less than $0.1 million, respectively, in expenses payable to Penn under the license agreement, which are included in accounts payable, accrued expenses and other current liabilities and other liabilities on the consolidated balance sheets.

GlaxoSmithKline LLC

In March 2009, the Company entered into a license agreement, which was amended in April 2009, with GlaxoSmithKline LLC (GSK) for exclusive, worldwide rights to certain patents underlying the Company’s NAV Technology Platform which are owned by Penn and exclusively licensed to GSK. In consideration for the license the Company issued GSK an equity interest in the Company and is obligated to pay GSK royalties on net sales of licensed products and sublicense fees. Additionally, the Company is obligated to reimburse GSK for certain costs incurred related to the maintenance of the licensed patents. The Company is also obligated to pay GSK up to $1.5 million upon the achievement of various milestones. From the inception of the agreement through December 31, 2018, the Company has paid or accrued $0.5 million to GSK for milestones that have been achieved or are deemed probable of achievement.

Expenses incurred by the Company related to its license from GSK were recorded as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Licensing costs	$9,407	$1,497	$430
Other costs of revenue	—	2	7
General and administrative	548	509	597
	$9,955	$2,008	$1,034

As of December 31, 2018 and 2017, the Company had accrued $4.1 million and $0.3 million, respectively, in expenses payable to GSK under the license agreement, which are included in accounts payable, accrued expenses and other current liabilities and other liabilities on the consolidated balance sheets.

Other Licenses

In November 2014, the Company entered into a license agreement, which was amended in November 2016, with Regents of the University of Minnesota (Minnesota), for an exclusive license under Minnesota’s interest in certain patent rights which are co-owned by Minnesota and the Company to commercialize products covered by the licensed patent rights in any country or territory in which a licensed patent has been issued and is unexpired, or a licensed patent application is pending. In consideration for the license, the Company paid an up-front fee, and reimbursed Minnesota for patent maintenance expenses incurred to date. Under the terms of the agreement, the Company is obligated to pay Minnesota an upfront fee, annual maintenance fees, royalties on net sales, sublicense fees and fees upon the achievement of various milestones. In November 2016, the license with Minnesota was amended to include additional patent rights. In consideration for the additional patent rights, the Company paid an up-front fee.

In August 2018, the Company entered into a license agreement with Emory University (Emory) for an exclusive license under Emory’s interest in certain patent rights which are co-owned by Emory and the Company to commercialize products covered by the licensed patent rights in any country or territory. In consideration for the license, the Company paid an up-front fee and is obligated to reimburse Emory for patent prosecution and maintenance expenses and pay Emory annual maintenance fees under certain circumstances, royalties on net sales, sublicense fees and fees upon the achievement of various milestones for the first licensed product.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s potential exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2018 and 2017, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded any related liabilities.

European Patent Office Proceeding

In June 2017, a third party filed an opposition with the European Patent Office (EPO) challenging the validity of a European patent owned by Penn for the AAV8 vector, which the Company has exclusively licensed (EU AAV8 Patent). The EPO conducted oral proceedings in October 2018 and upheld the validity of the EU AAV8 Patent subject to certain amendments made during the proceeding. Each party to the proceeding has appealed the EPO’s ruling. As of December 31, 2018 and 2017, the Company has not recorded any liabilities related to this matter.

7. Capitalization

As of December 31, 2018 and 2017, the authorized capital stock of the Company included 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s restated certificate of incorporation and bylaws contain the rights, preferences and privileges of the Company’s stockholders and their respective shares.

In March 2017, the Company completed a public offering of 3,700,000 shares of its common stock at a price of $20.50 per share. In connection with the offering, the Company granted the underwriters an option to purchase 555,000 additional shares of common stock at the public offering price. The underwriters exercised the option in full and purchased the additional shares in April 2017. The aggregate net proceeds received by the Company from the offering, inclusive of the underwriters’ option exercise, were $81.5 million, net of underwriting discounts and commissions and offering expenses payable by the Company.

In August 2018, the Company completed a public offering of 3,105,000 shares of its common stock (inclusive of 405,000 shares pursuant to the full exercise by the underwriters of their option to purchase additional shares) at a price of $65.00 per share. The aggregate net proceeds received by the Company from the offering, inclusive of the underwriters’ option exercise, were $189.1 million, net of underwriting discounts and commissions and offering expenses payable by the Company.

The Company’s reserved shares of common stock for future issuance are as follows (in thousands):

	December 31, 2018	December 31, 2017
Reserved for issuance under equity incentive plans	6,999	7,430
Reserved for issuance under employee stock purchase plan	170	206
	7,169	7,636

8. License Revenue

Effective January 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method and has applied the new standard to all of its license agreements in effect as of, or entered into after, January 1, 2018. License revenue for periods ending after January 1, 2018 is presented in accordance with the requirements of Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605 and accordingly, may not be comparable.

As of December 31, 2018, the Company’s NAV Technology Platform was being applied in the development of more than 20 partnered product candidates by 11 NAV Technology Licensees. Consideration to the Company under its license agreements may include: (i) up-front and annual fees, (ii) option fees to acquire additional licenses, (iii) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (iv) sublicense fees and (v) royalties on sales of licensed products. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees. To date the Company has not recognized any revenue from the achievement of sales-based milestones or royalties on sales of licensed products.

Development milestone payments are only included in the transaction price of each license and recognized as revenue to the extent they are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as revenue in the period of achievement. As of December 31, 2018, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $30.4 million upon the commencement of various stages of clinical trials, $47.5 million upon the submission of regulatory approval filings, $117.5 million upon the approval of commercial products by regulatory agencies and $232.0 million upon the achievement of specified sales targets for licensed products. To the extent the milestone payments are realized by the Company, the Company will be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of milestones by licensees is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

The following table presents changes in the balances of the Company’s receivables, contract assets and contract liabilities during the periods presented (in thousands):

	Balance at
	Beginning	Net Additions	Balance at
	of Period	(Deductions)	End of Period
Year Ended December 31, 2018
Receivables and contract assets:
Accounts receivable, current and non-current	$5,850	$25,749	$31,599
Contract assets	$350	$400	$750
Contract liabilities:
Deferred revenue, current and non-current	$—	$3,933	$3,933

The net increase in the balance of accounts receivable during the year ended December 31, 2018 was primarily attributable to the license granted to Abeona in November 2018. As of December 31, 2018, the Company had recorded accounts receivable, current and non-current, of $26.0 million related to the license granted to Abeona in November 2018.

As of December 31, 2018, the Company had recorded deferred revenue, current and non-current, of $3.9 million which represents consideration received from licensees for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations consist of options granted to licensees that provide material rights to the licensee to acquire additional licenses from the Company. These performance obligations will be satisfied, and underlying revenue will be recognized, upon the exercise or expiration of the options. The net increase in deferred revenue during the year ended December 31, 2018 was attributable to consideration received by the Company for new license options granted during the period.

During the year ended December 31, 2018, the Company recognized license revenue of $5.3 million from licenses delivered to licensees in prior periods as a result of changes in the transaction prices of its license agreements. Changes in the transaction price were primarily attributable to development milestones achieved or deemed probable of achievement during the period that were previously not considered probable of achievement.

As of December 31, 2018, the Company had recorded total current and non-current accounts receivable of $31.6 million, of which $0.4 million had been billed to customers and $31.2 million was billable to customers in future periods. As of December 31, 2018, the Company had not recognized any impairment losses on its receivables or contract assets from contracts with customers.

AveXis, Inc. March 2014 License and January 2018 Amendment

In March 2014, the Company entered into an exclusive license agreement (the March 2014 License) with AveXis. Under the license, the Company granted AveXis an exclusive, worldwide commercial license, with rights to sublicense, to the NAV AAV9 vector for the treatment of spinal muscular atrophy (SMA) in humans by in vivo gene therapy. In consideration for the license, AveXis paid the Company an up-front fee of $2.0 million, and is required to pay annual fees, development milestone payments of up to $12.3 million, mid-single to low double-digit royalties on net sales of licensed products, subject to reduction in specified circumstances, and a lower mid-double digit percentage of any sublicense fees AveXis receives from sublicensees for the licensed intellectual property rights.

In January 2018, the Company and AveXis amended the March 2014 License (the January 2018 Amendment). Under the January 2018 Amendment, the licensed intellectual property was expanded to include, in addition to the NAV AAV9 vector previously licensed, any other recombinant AAV vector in the Company’s intellectual property portfolio during a period of 14 years from the effective date of the January 2018 Amendment, for the treatment of SMA in humans by in vivo gene therapy. The Company may also, in its sole discretion, provide specified collaborative services to AveXis as specified in the January 2018 Amendment.

The January 2018 Amendment also modified the assignment provision of the March 2014 License. Under the amended assignment provision, AveXis was permitted to transfer the March 2014 License, as amended, without the Company’s consent in connection with a change of control of AveXis, subject to certain conditions. Under the original March 2014 License, any assignment by AveXis without the Company’s prior written consent had been prohibited.

Pursuant to the January 2018 Amendment, in consideration for the additional rights granted thereunder and in addition to any consideration owed under the original March 2014 License, AveXis paid to the Company a fee of $80.0 million upon entry into the January 2018 Amendment. In addition, AveXis was obligated to pay the Company (i) $30.0 million on the first anniversary of the effective date of the January 2018 Amendment, (ii) $30.0 million on the second anniversary of the effective date of the January 2018 Amendment and (iii) potential sales-based milestone payments of up to $120.0 million. In the event of a change of control of AveXis, to the extent that any fee described in (i) or (ii) above, or the first $40.0 million of sales-based milestone payments described in (iii) above, had not yet been paid to the Company, AveXis was required to pay any such unpaid fee to the Company upon the change of control. For any product developed for the treatment of SMA using the NAV AAV9 vector, AveXis will continue to be obligated to pay to the Company mid-single to low double-digit royalties on net sales as required by the March 2014 License, and for any product developed for the treatment of SMA using a licensed vector other than NAV AAV9, the Company will receive a low double-digit royalty on net sales.

In May 2018, AveXis was acquired by Novartis AG (Novartis), which qualified as a change of control of AveXis under the January 2018 Amendment. Pursuant to the January 2018 Amendment, AveXis paid the Company $100.0 million in accelerated license payments as a result of the change of control.

Accounting Analysis

The January 2018 Amendment was accounted for under Topic 606 as a modification of the license agreement resulting in a new and separate contract from the original March 2014 License for revenue recognition purposes. The Company determined that a substantive termination penalty is associated with AveXis’ termination rights under the amended license agreement, and therefore the contract term for revenue recognition purposes is equal to the stated term of the license. The only material performance obligation of the Company under the January 2018 Amendment is for the delivery of the modified license, which occurred upon the execution of the amendment in January 2018.

As of December 31, 2018, the transaction price of the original March 2014 License was $7.5 million. The transaction price includes (i) the up-front payment in March 2014 of $2.0 million, (ii) the present value of aggregate annual fees payable to the Company over the term of the license and (iii) payments for development milestones achieved to date or which are deemed probable of achievement. The discounted portion of the annual fees represents the financing benefit provided to AveXis and is recognized as interest income from licensing over the term of the license. Variable consideration under the original March 2014 License, which has been excluded from the transaction price, includes $7.0 million in payments for remaining development milestones that have not yet been achieved and are not considered probable of achievement, as well as any potential sublicense fees or royalties on sales of licensed products, which will be recognized in the period of the underlying sales or sublicenses, if any.

Upon its execution, the transaction price of the January 2018 Amendment was $132.1 million, which was fully recognized as license revenue upon the delivery of the modified license in January 2018. In May 2018, as a result of the acquisition of AveXis by Novartis, the transaction price was increased by $40.0 million to account for the acceleration of the sale-based milestone which was previously excluded from the transaction price. The $40.0 million increase in the transaction price was recognized as license revenue upon the completion of the change of control in May 2018 since the amended license had been fully delivered to AveXis. Additionally, due to the acceleration of the two $30.0 million payments originally due in January 2019 and January 2020, the Company recognized $6.1 million of interest income from licensing upon the completion of the change of control of AveXis, which represents the remaining present value discount on such payments as of the date of the change of control. As of December 31, 2018, the transaction price of the January 2018 Amendment was $172.1 million, which includes: (i) the $80.0 million payment in January 2018, (ii) the present value, as of the date of the January 2018 Amendment, of the two $30.0 million payments originally due in January 2019 and January 2020 and (iii) the $40.0 million sales-based milestone which was accelerated upon the change of control in May 2018. Variable consideration under the January 2018 Amendment, which has been excluded from the transaction price, includes the remaining sales-based milestone payment of $80.0 million, as well as any potential sublicense fees or royalties on sales of licensed products, which will be recognized in the period of the underlying sales or sublicenses, if any.

During the year ended December 31, 2018, the Company recognized license revenue of $176.1 million and interest income from licensing of $8.0 million from the March 2014 License, as amended, which includes amounts from both the original March 2014 License and the January 2018 Amendment. As of December 31, 2018, the Company had recorded $0.2 million of accounts receivable from AveXis under the March 2014 License, as amended, of which less than $0.1 million are included in current assets and $0.2 million are included in non-current assets on the consolidated balance sheets.

During the years ended December 31, 2017 and 2016, the Company recognized license revenue of $1.1 million and $0.1 million, respectively, from the March 2014 License which was recognized under the requirements of Topic 605. As of December 31, 2017, the Company had no amounts receivable from AveXis related to the March 2014 License under the requirements of Topic 605.

AveXis, Inc. June 2017 License

In June 2017, the Company entered into an exclusive license agreement (the June 2017 License) with AveXis. Under the license, the Company granted AveXis an exclusive, worldwide commercial license, with rights to sublicense, to the NAV AAV9 vector for the treatment of Rett Syndrome and amyotrophic lateral sclerosis (ALS) caused by mutations in the gene that produces the copper zinc superoxide dismutase 1 (SOD1) in humans by in vivo gene therapy. In consideration for the license, AveXis paid the Company an up-front fee of $6.0 million, and is required to pay annual fees, development milestone payments of up to $36.0 million, a low double-digit royalty percentage on net sales of licensed products, subject to reduction in specified circumstances, and a lower mid-double digit percentage of any sublicense fees AveXis receives from sublicensees for the licensed intellectual property rights.

During the year ended December 31, 2018, the Company recognized license revenue of zero and interest income from licensing of $0.1 million from the June 2017 License. As of December 31, 2018, the Company had recorded $0.8 million of accounts receivable from AveXis under the June 2017 License, of which $0.1 million are included in current assets and $0.7 million are included in non-current assets on the consolidated balance sheets.

During the year ended December 31, 2017, the Company recognized license revenue of $6.0 million from the June 2017 License which was recognized under the requirements of Topic 605. As of December 31, 2017, the Company had no amounts receivable from AveXis related to the June 2017 License under the requirements of Topic 605.

Abeona Therapeutics Inc.

In November 2018, the Company entered into an exclusive license agreement with Abeona. Under the license, the Company granted Abeona an exclusive, worldwide commercial license (subject to certain non-exclusive rights previously granted by the Company), with rights to sublicense, to the NAV AAV9 vector for the treatment of Mucopolysaccharidosis Type IIIA (MPS IIIA), also known as Sanfilippo Syndrome Type A, Mucopolysaccharidosis Type IIIB (MPS IIIB), also known as Sanfilippo Syndrome Type B, Neuronal Ceroid Lipfuscinosis-1 (CLN1 disease), also known as infantile Batten Disease, and Neuronal Ceroid Lipfuscinosis-3 (CLN3 disease), also known as juvenile Batten Disease, by in vivo gene therapy. In consideration for the license, Abeona is obligated to pay up-front and annual fees to the Company totaling up to $120.0 million, which are payable as follows: (i) $10.0 million upon the execution of the license agreement, (ii) $10.0 million within 12 months of the effective date of the license agreement, and (iii) $100.0 million payable in five annual installments of $20.0 million beginning on the second anniversary of the effective date of the license agreement, which are subject to reduction should Abeona terminate some but not all of the licensed indications. Any unpaid portion of the first $40.0 million of up-front and annual fees described above shall become payable upon termination of the license agreement. In the event of a change of control of Abeona, any remaining unpaid portion of the $120.0 million of up-front and annual fees described above shall become payable upon the change of control. Additionally, Abeona is obligated to pay the Company up to $60.0 million upon the achievement of specified sales-based milestones, low double-digit royalties on net sales of licensed products, subject to reduction in specified circumstances, and a lower mid-double digit percentage of any sublicense fees Abeona receives from sublicensees for the licensed intellectual property rights.

Accounting Analysis

The Company determined that the November 2018 license agreement with Abeona has an initial contract term of three years for revenue recognition purposes due to the lack of a substantive termination penalty for license periods beyond three years from the date of the license agreement. The annual payments due under the agreement beginning in November 2021 represent contract renewal options granted to Abeona for revenue recognition purposes, and therefore are not accounted for under the current license agreement. The Company determined that the contract renewal options do not represent material rights granted to Abeona, and the only material performance obligations of the Company under the current license agreement are for the delivery of the initial intellectual property licenses, which occurred upon the execution of the license agreement in November 2018.

Upon its execution, and as of December 31, 2018, the transaction price of the November 2018 license agreement with Abeona was $35.6 million, which was fully recognized as license revenue upon the delivery of the licenses in November 2018. The transaction price includes the following fixed consideration payable to the Company over the initial contract term of three years: (i) the $10.0 million payment in November 2018 and (ii) the present value, as of the date of the license agreement, of the $10.0 million payment due in November 2019 and $20.0 million payment due in November 2020. The discounted portion of the annual payments represents the financing benefit provided to Abeona and is recognized as interest income from licensing over the financing term of two years. Variable consideration under the license agreement, which has been excluded from the transaction price, includes the sales-based milestone payments of $60.0 million, as well as any potential sublicense fees or royalties on sales of licensed products, which will be recognized in the period of the underlying sales or sublicenses, if any. The annual payments due under the agreement beginning in November 2021 represent contract renewal options granted to Abeona for revenue recognition purposes, and therefore are excluded from the transaction price. If renewed by Abeona, each of these payments will be recognized as revenue on the first day of the license renewal period for which the payment relates to, which is the date the payments are due under the agreement.

During the year ended December 31, 2018, the Company recognized license revenue of $35.6 million and interest income from licensing of $0.4 million from the license agreement with Abeona. As of December 31, 2018, the Company had recorded $26.0 million of accounts receivable from Abeona under the license agreement, of which $7.5 million are included in current assets and $18.5 million are included in non-current assets on the consolidated balance sheets.

9. Stock-based Compensation

In September 2014, the Board of Directors adopted the 2014 Stock Plan (2014 Plan). In June 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective upon the Company’s initial public offering in September 2015. The 2015 Plan replaced the 2014 Plan, and as of the effective date of the 2015 Plan, no further awards may be issued under the 2014 Plan. Any options or awards outstanding under the 2014 Plan as of the effective date of the 2015 Plan remained outstanding and effective. The number of authorized shares under the 2015 Plan automatically increases annually on the first business day of each fiscal year, by the lesser of (i) 4% of the total number of shares of common stock outstanding on December 31 of the prior year, or (ii) a number of common shares determined by the Board of Directors. As of December 31, 2018, the total number of shares of common stock authorized for issuance under the 2015 Plan and 2014 Plan was 9,488,413, of which 2,104,070 remained available for future grants under the 2015 Plan. In January 2019, the Board of Directors authorized an additional 1,444,808 shares to be issued under the 2015 Plan.

The 2014 Plan and 2015 Plan provide for the issuance of stock options, stock appreciation rights, restricted and unrestricted stock and unit awards, and performance cash awards to employees, members of the Board of Directors and consultants of the Company. Since the inception of the plans, the Company has issued only stock options and restricted stock units under the plans. Stock options under the 2014 Plan and 2015 Plan generally expire 10 years following the date of grant. Options typically vest over a four-year period, but vesting provisions can vary by award based on the discretion of the Board of Directors. Certain stock option awards granted by the Company include performance conditions that must be achieved in order for vesting to occur. Stock options under the 2014 Plan and 2015 Plan have an exercise price at least equal to the estimated fair value of the Company’s common stock on the date of grant. Restricted stock units vest in accordance with the underlying award agreements and, upon vesting, are settled in common stock of the Company.

Shares of common stock underlying awards previously issued under the 2014 Plan and 2015 Plan which are reacquired by the Company, withheld by the Company in payment of the purchase price, exercise price or withholding taxes, expired, cancelled due to forfeiture or otherwise terminated other than by exercise or settlement, are added to the number of shares of common stock available for issuance under the 2015 Plan. Shares available for issuance under the 2015 Plan may be either authorized but unissued shares of the Company’s common stock or common stock reacquired by the Company and held in treasury. The 2015 Plan expires in June 2025, 10 years from the date it was adopted by the Board of Directors, unless earlier terminated.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Stock options	$15,960	$10,031	$6,950
Restricted stock units	275	275	23
Employee stock purchase plan	406	299	58
	$16,641	$10,605	$7,031

As of December 31, 2018, the Company had $41.6 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.7 years.

The Company has recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Research and development	$7,612	$5,128	$2,743
General and administrative	9,029	5,477	4,288
	$16,641	$10,605	$7,031

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2017	5,468	$10.25	7.9	$125,738
Granted	1,397	$41.11
Exercised	(1,685)	$8.63
Cancelled or forfeited	(325)	$15.95
Outstanding at December 31, 2018	4,855	$19.31	7.6	$118,185
Exercisable at December 31, 2018	2,535	$9.15	6.7	$83,529
Vested and expected to vest at December 31, 2018	4,855	$19.31	7.6	$118,185

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the years ended December 31, 2018, 2017 and 2016 was $27.49, $13.87 and $8.37, respectively. During the years ended December 31, 2018, 2017 and 2016, the total number of stock options exercised was 1,684,522, 515,916 and 163,158, respectively, resulting in total proceeds of $14.5 million, $2.5 million and $0.2 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $68.2 million, $11.1 million and $1.7 million, respectively.

The fair values of options granted were estimated at each grant date using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2018	2017	2016
Expected volatility	75%	77%	75%
Expected term (in years)	6.0	6.2	6.2
Risk-free interest rate	2.6%	2.1%	1.5%
Expected dividend yield	0.0%	0.0%	0.0%

The weighted-average assumptions in the table above for the years ended December 31, 2017 and 2016 exclude options granted to nonemployee advisors, except for members of the Company’s Board of Directors. For the years ended December 31, 2017 and 2016, the Company recognized $0.5 million and $0.6 million, respectively, of stock-based compensation expense related to stock options granted to these nonemployees. Effective July 1, 2018, upon the adoption of ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, options to nonemployees are measured at the estimated grant date value of the awards. Prior to the adoption of ASU 2018-07, stock options granted to nonemployees were remeasured at their fair values at each reporting date until vested. There was no impact to the Company’s financial statements upon the adoption of ASU 2018-07 on July 1, 2018, because as of that date, there were no unvested stock options outstanding which were considered probable of achievement. The weighted-average assumptions in the table above for the year ended December 31, 2018 include all options granted to employees and nonemployees during the period.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2017	40	$20.90
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance at December 31, 2018	40	$20.90

Employee Stock Purchase Plan

In June 2015, the Company’s Board of Directors adopted the 2015 ESPP, which became effective upon the Company’s initial public offering in September 2015. The number of authorized shares reserved for issuance under the 2015 ESPP automatically increases on the first business day of each fiscal year by the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. Unless otherwise determined by the administrator of the 2015 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. As of December 31, 2018, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 254,000, of which 169,580 remained available for future issuance. During the years ended December 31, 2018, 2017 and 2016, 36,700, 47,720 and zero shares of common stock, respectively, were issued under the 2015 ESPP.

10. Retirement Plan

The Company sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation. The Company matches employee deferrals up to a specified percentage of eligible compensation. For the years ended December 31, 2018, 2017 and 2016, the Company incurred expenses of $1.3 million, $1.0 million and $0.6 million, respectively, for matching contributions to the 401(k) Plan.

11. Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
United States	$104,181	$(73,138)	$(63,402)
Foreign	(65)	(31)	—
Total income (loss) before income taxes	$104,116	$(73,169)	$(63,402)

The components of the provision for income tax expense (benefit) were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	4,179	—	—
Foreign	—	—	—
Total current	4,179	—	—
Deferred:
Federal	—	—	(381)
State	—	—	(54)
Foreign	—	—	—
Total deferred	—	—	(435)
Total income tax expense (benefit)	$4,179	$—	$(435)

The TCJA was signed into law in December 2017 and, among other changes, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, elimination, reduction or limitation of certain domestic deductions and credits, limitation of the deduction for net operating losses (NOLs) to 80% of current year taxable income, elimination of NOL carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain significant exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits, including the orphan drug tax credit. Most of the changes resulting from the TCJA were effective beginning in 2018.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed the Company to record provisional amounts for the effects of the TCJA in the period it was enacted for a measurement period not extend beyond one year from the enactment date. Under SAB 118, the Company recorded a provisional reduction in its deferred tax assets and associated valuation allowance of $17.9 million in 2017 for the effects of the TCJA, which was primarily attributable to the reduction in federal tax rates. The Company completed its assessment of the final impact of the TCJA within the required measurement period under SAB 118 and determined that there were no material adjustments to the provisional amounts previously recorded.

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate of 21% for the year ended December 31, 2018 and 34% for the years ended December 31, 2017 and 2016, to income tax expense (benefit) as reflected in the financial statements for such periods is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Federal income tax expense (benefit) at statutory rate	$21,862	$(24,876)	$(21,556)
State income tax expense (benefit), net of federal tax effect	9,691	(7,756)	(1,617)
Research and development credits	(7,847)	(6,297)	(7,275)
Stock-based compensation expense for incentive stock options and employee stock purchase plan	(6,493)	(3,012)	1,805
Other non-deductible expenses and reconciling items	139	(26)	170
Change in corporate tax rates	(729)	16,598	42
Change in valuation allowance	(12,444)	25,369	27,996
Total income tax expense (benefit)	$4,179	$—	$(435)

The significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$15,468	$37,658
Research and development tax credits	28,984	21,137
Step-up in assets upon conversion to C-corporation	729	721
Stock-based compensation expense for non-qualified stock options and restricted stock units	5,462	4,263
Unrealized losses on marketable securities	101	89
Deferred rent	495	458
Accruals and other	2,772	1,540
Total deferred tax assets before valuation allowance	54,011	65,866
Valuation allowance	(51,533)	(65,669)
Total deferred tax assets	2,478	197
Deferred tax liabilities:
Depreciation	(1,207)	(197)
Other	(1,271)	—
Total deferred tax liabilities	(2,478)	(197)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including a three-year cumulative loss position as of December 31, 2018, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its net deferred tax assets as of December 31, 2018 and 2017. The valuation allowance decreased by $14.1 million during the year ended December 31, 2018, due primarily to the utilization of federal and state NOLs and increases in deferred tax liabilities during the period, the impact of which was offset by research and development credits, stock-based compensation expense and other increases in deferred tax assets during the period.

As of December 31, 2018 and 2017, the Company had U.S. federal NOL carryforwards of approximately $56.1 million and $126.7 million, respectively, which may be available to offset future income tax liabilities and expire at various dates though 2037. As of December 31, 2018 and 2017, the Company also had U.S. state NOL carryforwards of approximately $56.2 million and $167.8 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037.

As of December 31, 2018 and 2017, the Company had federal research and development and orphan drug tax credit carryforwards of approximately $29.1 million and $21.3 million, respectively, which may be available to reduce future income tax liabilities and expire at various dates through 2038. The calculation of these credits requires assumptions to be made by the Company to estimate qualified research expenses. The Company conducts formal studies to document the qualified activities and expenses used to calculate these credits, however a portion of these credits may be subject to future studies which have not yet occurred, the results of which may result in an adjustment to the Company’s credit carryforwards. The Company accounts for uncertain tax positions in accordance with the requirements of ASC 740, and accordingly, recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2018 and 2017, the Company had unrecognized tax benefits of $0.2 million and $0.1 million, respectively, which were reserved against the credit carryforwards as uncertain tax positions. No reserve for uncertain tax positions has been placed against qualified expenses for which a study has not been conducted. However, a full valuation allowance has been provided against the net credit carryforwards and, if an adjustment is required upon the completion of the study, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Under the provisions of the Internal Revenue Code, the Company’s NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may be subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future.

The Company and its subsidiaries file income tax returns in the United States at the federal level and in various states and foreign jurisdictions. The U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2014 onward. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Company’s U.S. federal tax return for the year ended December 31, 2015 was examined by the Internal Revenue Service. The Internal Revenue Service completed its examination and made no changes to the amounts reported by the Company.

12. Related Party Transactions

FOXKISER LLP

For the years ended December 31, 2018, 2017 and 2016, the Company was party to professional services agreements with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of a member of the Company’s Board of Directors, pursuant to which the Company paid a fixed monthly fee in consideration for certain strategic services provided by FOXKISER. Effective January 2019, the Company entered into a new professional services agreement with FOXKISER with similar terms and conditions as the previous agreements and which has a term of one year and is terminable by either party. Expenses incurred under the agreements with FOXKISER for the years ended December 31, 2018, 2017 and 2016 were $2.1 million, $1.5 million and $1.0 million, respectively, and are recorded as research and development expenses in the consolidated statements of operations and comprehensive income (loss).

Scientific Founder

In September 2014, the Company entered into an advisory agreement, as amended, with James M. Wilson, M.D., Ph.D., who was formerly the Company’s Chief Scientific Advisor, Chairman of the Company’s Scientific Advisory Board and Special Advisor. The agreement required a fixed monthly payment in consideration for scientific advisory services and expired in March 2017, after which the Company no longer deemed Dr. Wilson to be a related party. During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company incurred advisory fees of $0.1 million and $0.3 million, respectively, under the agreement, which are recorded as research and development expenses in the consolidated statements of operations and comprehensive income (loss). Pursuant to a separate advisory agreement entered into in March 2017, which expired on December 31, 2018, Dr. Wilson provided services at no cost to the Company.

13. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share are as follows (in thousands, except per share data):

	Years Ended December 31,
	2018	2017	2016
Basic net income (loss) per share:
Net income (loss) applicable to common stockholders	$99,937	$(73,169)	$(62,967)
Shares used in computation:
Weighted-average common shares outstanding	33,427	29,878	26,409
Basic net income (loss) per share	$2.99	$(2.45)	$(2.38)
Diluted net income (loss) per share:
Net income (loss) applicable to common stockholders	$99,937	$(73,169)	$(62,967)
Shares used in computation:
Weighted-average common shares outstanding	33,427	29,878	26,409
Stock options	3,186	—	—
Restricted stock units	32	—	—
Employee stock purchase plan	3	—	—
Weighted-average diluted common shares	36,648	29,878	26,409
Diluted net income (loss) per share	$2.73	$(2.45)	$(2.38)

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

	Years Ended December 31,
	2018	2017	2016
Stock options issued and outstanding	928	5,468	5,118
Unvested restricted stock units outstanding	—	40	40
Employee stock purchase plan	—	20	22
	928	5,528	5,180

14. Supplemental Disclosures

Accrued expenses and other current liabilities consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Accrued personnel costs	$9,484	$5,789
Accrued external research and development expenses	4,274	2,072
Accrued licensing costs	1,617	—
Accrued external general and administrative expenses	773	1,078
Accrued income taxes payable	726	—
Accrued purchases of property and equipment	221	430
Other accrued expenses and current liabilities	69	236
	$17,164	$9,605

Other liabilities of $2.5 million reported as of December 31, 2018 consists of accrued licensing costs payable in periods beyond 12 months from the reporting date.

15. Selected Quarterly Financial Information (Unaudited)

The following table contains quarterly financial information for the years ended December 31, 2018 and 2017. Management believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Amounts in the following table are in thousands, except per share data.

	Quarters Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$132,391	$40,031	$5,306	$40,777
Total costs of revenues	$2,408	$3,872	$517	$2,843
Research and development expense	$19,550	$21,486	$18,508	$24,329
General and administrative expense	$8,380	$8,318	$9,008	$11,144
Total operating expenses	$30,366	$33,681	$28,031	$38,327
Net income (loss)	$104,239	$10,594	$(19,202)	$4,306
Basic net income (loss) per share	$3.30	$0.33	$(0.56)	$0.12
Diluted net income (loss) per share	$3.04	$0.30	$(0.56)	$0.11

	Quarters Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$455	$6,562	$1,336	$2,040
Total costs of revenues	$91	$1,317	$683	$(382)
Research and development expense	$16,619	$13,917	$12,518	$14,170
General and administrative expense	$6,622	$6,355	$9,444	$4,808
Total operating expenses	$23,377	$21,618	$22,645	$18,638
Net income (loss)	$(21,993)	$(14,473)	$(20,706)	$(15,997)
Basic net income (loss) per share	$(0.82)	$(0.47)	$(0.67)	$(0.51)
Diluted net income (loss) per share	$(0.82)	$(0.47)	$(0.67)	$(0.51)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	3.1	9/22/15

3.2	Amended and Restated Bylaws	8-K	3.2	9/22/15

4.1	Specimen stock certificate evidencing the shares of common stock	S-1	4.1	8/17/15

4.2	Amended and Restated Investors’ Rights Agreement dated as of May 15, 2015	S-1	4.2	8/17/15

10.1	Form of Indemnity Agreement for directors and officers	S-1	10.1	8/17/15

10.2*	2014 Stock Plan, as amended	S-1	10.2	8/17/15

10.3*	2015 Equity Incentive Plan and form of option agreement thereunder	S-1/A	10.3	9/15/15

10.4*	2015 Employee Stock Purchase Plan	S-1/A	10.4	9/8/15

10.5*	Employment Agreement effective as of June 30, 2015 between the Registrant and Kenneth T. Mills	S-1	10.5	8/17/15

10.6*	Employment Agreement effective as of June 30, 2015 between the Registrant and Stephen Yoo, M.D.	S-1	10.6	8/17/15

10.7*	Employment Agreement effective as of June 30, 2015 between the Registrant and Vittal Vasista	S-1	10.7	8/17/15

10.8*	Employment Agreement effective as of February 16, 2016 between the Registrant and Curran Simpson	10-K	10.34	3/3/16

10.9*	Employment Agreement effective as of August 18, 2016 between the Registrant and Patrick J. Christmas	10-Q	10.37	11/9/16

10.10*	Employment Agreement effective as of March 27, 2017 between the Registrant and Olivier Danos, Ph.D.	10-Q	10.1	5/9/17

10.11*	Separation Agreement and General Release dated January 26, 2018 between the Company and Faraz Ali.	8-K/A	10.1	2/1/18

10.12*	Compensation Program for Non-Employee Directors				X

10.13*	Management Cash Incentive Plan	S-1	10.29	8/17/15

10.14†	License Agreement effective February 24, 2009 between the Registrant and The Trustees of the University of Pennsylvania	S-1/A	10.9	9/15/15

10.15†	First Amendment to License Agreement dated March 6, 2009 between the Registrant and The Trustees of the University of Pennsylvania	S-1	10.10	8/17/15

10.16†	Second Amendment to License Agreement effective September 9, 2014 between the Registrant and The Trustees of the University of Pennsylvania	S-1/A	10.11	9/15/15

10.17†	Third Amendment to License Agreement effective April 29, 2016 between the Registrant and The Trustees of the University of Pennsylvania	10-Q/A	10.36	12/23/16

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

10.18†	License Agreement dated March 6, 2009 between the Registrant and SmithKline Beecham Corporation d/b/a GlaxoSmithKline	S-1/A	10.12	9/15/15

10.19	Amendment to License Agreement dated April 15, 2009 between the Registrant and SmithKline Beecham Corporation d/b/a GlaxoSmithKline	S-1	10.13	8/17/15

10.20†	License Agreement dated March 21, 2014 between the Registrant and AveXis, Inc.	S-1/A	10.16	9/15/15

10.21†	First Amendment to License Agreement dated January 8, 2018 between the Registrant and AveXis, Inc.	10-K	10.24	3/6/18

10.22‡	License Agreement dated November 4, 2018 between the Registrant and Abeona Therapeutics Inc.				X

10.23	Lease dated March 6, 2015 between the Registrant and BMR-Medical Center Drive LLC	S-1	10.26	8/17/15

10.24	First Amendment to Lease dated September 30, 2015 between the Registrant and BMR-Medical Center Drive LLC	10-K	10.31	3/3/16

10.25	Second Amendment to Lease dated November 23, 2015 between the Registrant and BMR-Medical Center Drive LLC	10-K	10.32	3/3/16

10.26	Third Amendment to Lease dated July 21, 2017 between the Registrant and BMR-Medical Center Drive LLC	10-Q	10.1	8/8/17

10.27	Fourth Amendment to Lease dated April 20, 2018 between the Registrant and BMR-Medical Center Drive LLC	10-Q	10.1	5/8/18

10.28	Lease dated January 28, 2016 between the Registrant and TNREF III 9600 Blackwell, LLC	10-K	10.33	3/3/16

10.29	First Amendment to Lease dated November 3, 2017 between the Registrant and 9600 Blackwell II LLC, as successor in interest to TNREF III 9600 Blackwell, LLC	10-Q	10.1	11/8/17

10.30	Lease dated November 1, 2018 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.1	11/7/18

21.1	Subsidiaries of the Registrant				X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm				X

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

101

The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language):

(i)   Consolidated Balance Sheets
(ii)  Consolidated Statements of Operations and Comprehensive Income (Loss)
(iii) Consolidated Statements of Stockholders’ Equity
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

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2019.

REGENXBIO INC.

By:	/s/ Kenneth T. Mills
Kenneth T. Mills, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth T. Mills	President, Chief Executive Officer and	February 27, 2019
Kenneth T. Mills	Director (Principal Executive Officer)

/s/ Vittal Vasista	Chief Financial Officer	February 27, 2019
Vittal Vasista	(Principal Financial and Accounting Officer)

/s/ Donald J. Hayden, Jr.	Chairman of the Board of Directors	February 27, 2019
Donald J. Hayden, Jr.

/s/ Daniel J. Abdun-Nabi	Director	February 27, 2019
Daniel J. Abdun-Nabi

/s/ Luke M. Beshar	Director	February 27, 2019
Luke M. Beshar

/s/ Allan M. Fox	Director	February 27, 2019
Allan M. Fox

/s/ Alexandra Glucksmann	Director	February 27, 2019
Alexandra Glucksmann

/s/ A.N. “Jerry” Karabelas	Director	February 27, 2019
A.N. “Jerry” Karabelas

/s/ David C. Stump	Director	February 27, 2019
David C. Stump

/s/ Daniel Tassé	Director	February 27, 2019
Daniel Tassé