Form 10-Q
period 2019-03-31
REGENXBIO Inc.
filed 2019-05-07
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	RGNX	The Nasdaq Global Select Market

As of May 3, 2019, there were 36,636,825 outstanding shares of the registrant’s common stock, par value $0.0001 per share.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

You should carefully read the factors discussed in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2018 and in our other filings with the U.S. Securities and Exchange Commission (the SEC) for additional discussion of the risks, uncertainties, assumptions and other important factors that could cause our actual results or developments to differ materially and adversely from those projected in the forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on us or our businesses or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially and adversely from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this report. Except as required by law and the rules of the SEC, we do not undertake any obligation, and specifically decline any obligation, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$55,852	$75,561
Marketable securities	229,373	244,200
Accounts receivable	8,372	8,587
Prepaid expenses	6,292	5,734
Other current assets	3,995	3,831
Total current assets	303,884	337,913
Marketable securities	159,083	150,819
Accounts receivable	22,758	23,012
Property and equipment, net	23,140	28,702
Operating lease right-of-use assets	6,858	—
Restricted cash	1,053	1,053
Other assets	2,255	2,315
Total assets	$519,031	$543,814
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,204	$4,412
Accrued expenses and other current liabilities	14,189	17,164
Deferred revenue	600	600
Operating lease liabilities	2,397	—
Total current liabilities	21,390	22,176
Deferred revenue	3,333	3,333
Operating lease liabilities	5,483	—
Deferred rent	—	1,098
Financing lease obligations	—	5,854
Other liabilities	1,772	2,505
Total liabilities	31,978	34,966
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at March 31, 2019 and December 31, 2018; 36,611 and 36,120 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	602,425	592,580
Accumulated other comprehensive loss	(59)	(720)
Accumulated deficit	(115,317)	(83,016)
Total stockholders’ equity	487,053	508,848
Total liabilities and stockholders’ equity	$519,031	$543,814

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues
License revenue	$884	$132,391
Total revenues	884	132,391
Operating Expenses
Costs of revenues
Licensing costs	29	2,408
Research and development	25,203	19,550
General and administrative	11,558	8,380
Other operating expenses	—	28
Total operating expenses	36,790	30,366
Income (loss) from operations	(35,906)	102,025
Other Income
Interest income from licensing	613	1,355
Investment income	2,995	859
Total other income	3,608	2,214
Income (loss) before income taxes	(32,298)	104,239
Income Tax Benefit	70	—
Net income (loss)	$(32,228)	$104,239
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of reclassifications and income tax expense	621	(188)
Total other comprehensive income (loss)	621	(188)
Comprehensive income (loss)	$(31,607)	$104,051
Net income (loss) applicable to common stockholders	$(32,228)	$104,239
Net income (loss) per share:
Basic	$(0.89)	$3.30
Diluted	$(0.89)	$3.04
Weighted-average common shares outstanding:
Basic	36,366	31,632
Diluted	36,366	34,275

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended March 31, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	36,120	$4	$592,580	$(720)	$(83,016)	$508,848
Adoption of ASU 2016-02 (Topic 842)	—	—	—	—	(33)	(33)
Adoption of ASU 2018-02	—	—	—	40	(40)	—
Exercise of stock options	481	—	3,762	—	—	3,762
Issuance of common stock under employee stock purchase plan	10	—	365	—	—	365
Stock-based compensation expense	—	—	5,718	—	—	5,718
Unrealized gain on available-for-sale securities, net of reclassifications and income tax expense	—	—	—	621	—	621
Net loss	—	—	—	—	(32,228)	(32,228)
Balances at March 31, 2019	36,611	$4	$602,425	$(59)	$(115,317)	$487,053

	Three Months Ended March 31, 2018
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2017	31,295	$3	$371,497	$(715)	$(187,756)	$183,029
Adoption of ASU 2014-09 (Topic 606)	—	—	—	—	4,803	4,803
Exercise of stock options	586	—	3,824	—	—	3,824
Issuance of common stock under employee stock purchase plan	20	—	342	—	—	342
Stock-based compensation expense	—	—	3,291	—	—	3,291
Unrealized loss on available-for-sale securities, net of reclassifications and income tax expense	—	—	—	(188)	—	(188)
Net income	—	—	—	—	104,239	104,239
Balances at March 31, 2018	31,900	$3	$378,954	$(903)	$(78,714)	$299,340

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(32,228)	$104,239
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation expense	5,718	3,291
Net amortization of premiums and accretion of discounts on marketable debt securities	(368)	378
Depreciation and amortization	1,614	834
Imputed interest income from licensing	(613)	(1,355)
Other non-cash adjustments	327	10
Changes in operating assets and liabilities
Accounts receivable	591	(51,414)
Prepaid expenses	(790)	667
Other current assets	(295)	(446)
Operating lease right-of-use assets	573	—
Other assets	26	(21)
Accounts payable	316	477
Accrued expenses and other current liabilities	(2,932)	490
Operating lease liabilities	(592)	—
Deferred rent	—	27
Other liabilities	(644)	957
Net cash provided by (used in) operating activities	(29,297)	58,134
Cash flows from investing activities
Purchases of marketable securities	(79,249)	(54,267)
Maturities of marketable securities	87,165	19,525
Purchases of property and equipment	(2,455)	(2,344)
Net cash provided by (used in) investing activities	5,461	(37,086)
Cash flows from financing activities
Proceeds from exercise of stock options	3,762	3,824
Proceeds from issuance of common stock under employee stock purchase plan	365	342
Net cash provided by financing activities	4,127	4,166
Net increase (decrease) in cash and cash equivalents and restricted cash	(19,709)	25,214
Cash and cash equivalents and restricted cash
Beginning of period	76,614	46,881
End of period	$56,905	$72,095

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

Liquidity and Risks

As of March 31, 2019, the Company had generated an accumulated deficit of $115.3 million since inception. As the Company has incurred cumulative losses since inception, transition to recurring profitability is dependent upon the successful development, approval and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve recurring profitability, and unless and until it does, the Company will continue to need to raise additional capital. As of March 31, 2019, the Company had cash, cash equivalents and marketable securities of $444.3 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 27, 2019. Certain information and footnote disclosures required by GAAP which are normally included in the Company’s annual consolidated financial statements have been omitted pursuant to SEC rules and regulations for interim reporting. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which include all normal and recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2019, and the results of its operations and its cash flows for the interim periods ended March 31, 2019 and 2018.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year, any other interim periods, or any future year or period. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$55,852	$71,870
Restricted cash	1,053	225
Total cash and cash equivalents and restricted cash	$56,905	$72,095

Marketable Securities

Marketable securities consist of debt securities and are classified as available-for-sale and carried at fair value. Marketable securities with remaining maturity dates exceeding 12 months which are not intended to be sold prior to maturity for use in current operations are classified as non-current. Unrealized gains and losses, net of any related tax effects, are excluded from results of operations and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. The Company uses the aggregate portfolio approach to release the tax effects of unrealized gains and losses on available-for-sale debt securities in accumulated other comprehensive income (loss). Purchase premiums and discounts are amortized or accreted into the cost basis over the life of the related security as adjustments to the yield using the effective-interest method. Interest income is recognized when earned. Realized gains and losses from the sale or maturity of marketable securities are based on the specific identification method and are included in results of operations.

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

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) which supersedes the lease accounting requirements in Accounting Standards Codification (ASC) 840, Leases (Topic 840). Please refer to Recent Accounting Pronouncements below for additional information on the adoption of Topic 842 and the impact upon adoption to the Company’s consolidated financial statements.

Under Topic 842, the Company applies a dual approach to all leases in which it is a lessee and classifies leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, the Company records a right-of-use asset and a lease liability for all leases with a term greater than 12 months. All of the Company’s leases as of March 31, 2019 have been classified as operating leases. Operating lease expense is recognized on a straight-line basis over the term of the lease. Variable lease expense is recognized as incurred.

The Company identifies leases in its contracts if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company does not allocate lease consideration between lease and nonlease components and records a lease liability equal to the present value of the remaining fixed consideration under the lease. The interest rates implicit in the Company’s leases are generally not readily determinable. Accordingly, the Company uses its estimated incremental borrowing rate at the commencement date of the lease to determine the present value discount of the lease liability. The Company estimates its incremental borrowing rate for each lease based on an evaluation of its expected credit rating and the prevailing market rates for collateralized debt in a similar economic environment with similar payment terms and maturity dates commensurate with the term of the lease. The right-of-use asset for each lease is equal to the lease liability, adjusted for unamortized initial direct costs and lease incentives and prepaid or accrued rent. Initial direct costs of entering into a lease are included in the right-of-use asset and amortized as lease expense over the term of the lease. Lease incentives, such as tenant improvements allowances, are recorded as a reduction of the right-of-use asset and amortized as a reduction of lease expense over the term of the lease. The Company excludes options to extend or terminate leases from the calculation of the lease liability unless it is reasonably certain the option will be exercised.

Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. ASC 820, Fair Value Measurements and Disclosures, establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

Recent Accounting Pronouncements

Adoption of ASU 2016-02, Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842) which supersedes the lease accounting requirements in ASC 840, Leases (Topic 840). Effective January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition method. Under this method, the Company applied Topic 842 to all leases in effect as of, or entered into after, January 1, 2019 and recorded the cumulative impact of the adoption as an adjustment to its accumulated deficit on January 1, 2019. The Company’s consolidated financial statements for periods ending after January 1, 2019 are presented in accordance with the requirements of Topic 842, while comparative prior period amounts have not been adjusted and continue to be reported in accordance with Topic 840. Please refer to Leases above for a description of the Company’s lease accounting policies upon the adoption on Topic 842.

The Company elected certain practical expedients allowed by Topic 842 for transition purposes, including the package of practical expedients which permitted the Company to not reassess lease identification, classification and initial direct costs under Topic 842 for leases that commenced prior to January 1, 2019. Additionally, the Company elected the practical expedient allowed for transition purposes to use hindsight in determining the terms of leases that commenced prior to January 1, 2019.

Upon the adoption of Topic 842, the Company recorded operating lease right-of-use assets of $7.4 million and operating lease liabilities of $8.4 million for its leases which were in effect and had commenced prior to January 1, 2019 and had original lease terms of more than 12 months. Additionally, upon the adoption of Topic 842, the Company derecognized $5.9 million of property and equipment and $5.9 million of financing lease obligations related to construction-in-progress at 9800 Medical Center Drive, as the Company does not control the building during the construction period under the requirements of Topic 842. The lease term for the facility at 9800 Medical Center Drive does not commence until certain construction is completed by the landlord and the building is delivered to the Company. The right-of-use assets and lease liabilities related to the facility at 9800 Medical Center Drive will not be recognized on the Company’s consolidated balance sheets until the commencement date of the lease, which is expected to occur in 2020.

The cumulative impact of the adoption of Topic 842 resulted in an increase in accumulated deficit of less than $0.1 million on January 1, 2019. The adoption of Topic 842 did not have a material impact on the Company’s results of operations for the three months ended March 31, 2019, nor does the Company believe it will have a material impact on future results of operations based on its current leasing arrangements.

Other recently adopted accounting pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends the current guidance on comprehensive income to provide an option for an entity to reclassify the stranded tax effects of the Tax Cuts and Jobs Act of 2017 (the TCJA) that was signed into law in December 2017 from accumulated other comprehensive income directly to retained earnings. The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement. The Company adopted this standard effective January 1, 2019, and upon adoption recorded a cumulative adjustment of less than $0.1 million to reclassify the stranded tax effects of unrealized gains and losses on available-for-sale securities from accumulated other comprehensive loss to accumulated deficit. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In April 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), which amends the required amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. The Company adopted this standard effective January 1, 2019. The adoption of this standard required no cumulative-effect adjustments and did not have a material impact on the Company’s financial position or results of operations.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the accounting for credit losses for most financial assets and certain other instruments. The standard requires that entities holding financial assets that are not accounted for at fair value through net income be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The standard is effective for the Company beginning January 1, 2020, with early adoption permitted for annual and interim periods beginning January 1, 2019. The Company does not believe the application of this standard will have a material impact on the Company’s financial position or results of operations.

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2019
U.S. government and federal agency securities	$105,533	$202	$(3)	$105,732
Certificates of deposit	9,237	42	—	9,279
Corporate bonds	272,988	502	(45)	273,445
	$387,758	$746	$(48)	$388,456

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2018
U.S. government and federal agency securities	$103,410	$93	$(37)	$103,466
Certificates of deposit	8,992	—	—	8,992
Corporate bonds	282,902	36	(377)	282,561
	$395,304	$129	$(414)	$395,019

As of March 31, 2019 and December 31, 2018, no available-for-sale securities had remaining maturities greater than three years.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium. As of March 31, 2019 and December 31, 2018, the balance in the Company’s accumulated other comprehensive loss consisted solely of net unrealized gains and losses on available-for-sale securities, net of income tax effects and reclassification adjustments for realized gains and losses.

During the three months ended March 31, 2019, the Company recognized net unrealized gains on available-for-sale securities of $1.0 million and income tax expense of $0.4 million in other comprehensive income for the period. The Company recognized net realized gains of less than $0.1 million on the sale or maturity of available-for-sale securities during the three months ended March 31, 2019, which were reclassified out of accumulated other comprehensive loss during the period and are included in investment income in the consolidated statements of operations and comprehensive income (loss). During the three months ended March 31, 2018, the Company recognized net unrealized losses on available-for-sale securities of $0.2 million and income tax expense of zero in other comprehensive loss for the period. The Company did not recognize any realized gains or losses on the sale or maturity of available-for-sale securities during the three months ended March 31, 2018. Realized gains and losses from the sale or maturity of marketable securities are determined based on the specific identification method.

The following tables present the fair values and unrealized losses of marketable securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
U.S. government and federal agency securities	$13,923	$(3)	$—	$—	$13,923	$(3)
Corporate bonds	110,103	(44)	1,999	(1)	112,102	(45)
	$124,026	$(47)	$1,999	$(1)	$126,025	$(48)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
U.S. government and federal agency securities	$53,124	$(37)	$—	$—	$53,124	$(37)
Corporate bonds	245,283	(354)	12,424	(23)	257,707	(377)
	$298,407	$(391)	$12,424	$(23)	$310,831	$(414)

As of March 31, 2019, marketable securities held by the Company which were in an unrealized loss position consisted of 40 investment grade security positions. The Company has the intent and ability to hold such securities until recovery and has determined that none of its investments were other-than-temporarily impaired as of March 31, 2019 or December 31, 2018.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2019
Cash equivalents:
Money market mutual funds	$—	$55,834	$—	$55,834
Total cash equivalents	—	55,834	—	55,834
Marketable securities:
U.S. government and federal agency securities	—	105,732	—	105,732
Certificates of deposit	—	9,279	—	9,279
Corporate bonds	—	273,445	—	273,445
Total marketable securities	—	388,456	—	388,456
Total cash equivalents and marketable securities	$—	$444,290	$—	$444,290

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2018
Cash equivalents:
Money market mutual funds	$—	$75,542	$—	$75,542
Total cash equivalents	—	75,542	—	75,542
Marketable securities:
U.S. government and federal agency securities	—	103,466	—	103,466
Certificates of deposit	—	8,992	—	8,992
Corporate bonds	—	282,561	—	282,561
Total marketable securities	—	395,019	—	395,019
Total cash equivalents and marketable securities	$—	$470,561	$—	$470,561

There were no transfers of financial instruments between levels of the fair value hierarchy during the three months ended March 31, 2019.

Management estimates that the carrying amounts of its current accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Accounts receivable which contain non-current portions are recorded at their present values using a discount rate that is based on prevailing market rates and the credit profile of the licensee on the date the amounts are initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be significantly different from those that would be used as of March 31, 2019 to determine the present value of the receivables. Accordingly, management estimates that the carrying value of its non-current accounts receivable approximates the fair value of those instruments.

The Company’s non-marketable equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. As of March 31, 2019 and December 31, 2018, non-marketable equity securities had carrying values of $0.4 million and were included in other assets on the consolidated balance sheets. Since the acquisition of the securities, the Company has not identified any observable price changes or changes in circumstances that would have had an adverse effect on the fair value of the securities as of March 31, 2019 and December 31, 2018. No remeasurements or impairment losses were recorded on non-marketable equity securities during the three months ended March 31, 2019 and 2018.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Lab equipment	$15,563	$14,417
Computer equipment and software	2,104	2,002
Furniture and fixtures	1,935	1,915
Leasehold improvements	12,371	11,751
Construction-in-progress	—	5,854
Total property and equipment	31,973	35,939
Accumulated depreciation and amortization	(8,833)	(7,237)
Property and equipment, net	$23,140	$28,702

Construction-in-progress reported in the table above as of December 31, 2018 consisted of certain costs incurred and reported by the Company’s landlord at 9800 Medical Center Drive. Upon the adoption of Topic 842 on January 1, 2019, the Company derecognized the cumulative amount of construction costs incurred by the landlord of $5.9 million. Please refer to Note 2 for further information on the Company’s adoption of Topic 842 and Note 6 for further information on the Company’s lease agreement for the facility at 9800 Medical Center Drive.

6. Commitments and Contingencies

Lease Commitments

9800 Medical Center Drive Lease

In November 2018, the Company entered into a lease for approximately 132,000 square feet of office and laboratory facilities in a new building to be constructed at 9800 Medical Center Drive in Rockville, Maryland (the 9800 Medical Center Drive Lease). Construction of the new building, which will be conducted by the landlord, is expected to be completed in 2020 and the lease will expire approximately 16 years from the delivery of the leased premises to the Company, subject to certain extension and termination options. Under the original terms of the 9800 Medical Center Drive Lease, which was amended in April 2019 as discussed further below, the Company was entitled to receive a $14.6 million tenant improvement allowance from the landlord to construct additional improvements to the leased premises. The Company has the option to extend the term of the lease for up to 10 additional years and the option to terminate the lease after 12 years from the delivery of the leased premises to the Company. If the Company elects to terminate the lease, it will be subject to a termination fee equal to the unamortized tenant improvement allowance, rent abatement and landlord commissions as of the termination date, bearing interest at 5% per annum, plus four months of base rent and operating expenses. Additionally, after delivery of the leased premises under the 9800 Medical Center Drive Lease, the Company will have the option to terminate its lease at 9712 Medical Center Drive with six months’ notice. Monthly payments under the 9800 Medical Center Drive Lease begin approximately 12 months from the delivery of the leased premises to the Company and escalate annually in accordance with the lease agreement. As required by the lease agreement, the Company has provided the landlord with an irrevocable letter of credit of $0.8 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease.

The Company is involved in the construction project for the leased premises at 9800 Medical Center Drive, including having the responsibility to pay for a portion of the costs of non-normal tenant improvements such as finish work, mechanical, electrical and plumbing elements of the building, among other items. As of December 31, 2018, under the requirements of Topic 840, the Company was deemed the owner of the leased premises during the construction period for accounting purposes and certain estimated construction costs incurred and reported by the landlord were recorded as property and equipment, with a corresponding financing lease obligation, on the consolidated balance sheet. The Company has determined that it does not control the building during the construction period under the requirements of Topic 842. Accordingly, upon the adoption of Topic 842 on January 1, 2019, the Company derecognized the property and equipment of $5.9 million for the cumulative costs of construction incurred by the landlord as well as the associated $5.9 million financing lease obligation. As of March 31, 2019, the Company had incurred $0.3 million of costs related to construction-in-progress at 9800 Medical Center Drive, which have been recorded as leasehold improvements within property and equipment on the consolidated balance sheets. In April 2019, the Company agreed to pay $4.0 million to the landlord to fund certain costs of construction related to material changes in the design and construction of the building requested by the Company.

The right-of-use assets and lease liabilities related to the 9800 Medical Center Drive Lease have not been recorded on the Company’s consolidated balance sheets as of March 31, 2019 and will be measured and recognized on the commencement date of the lease, which is expected to occur in 2020 when the landlord delivers the newly constructed facility to the Company.

In April 2019, the Company amended the 9800 Medical Center Drive Lease to expand the leased premises to include an additional 5,975 square feet of the building over the term of the lease. As a result of the amendment, the total amount of future rent under the 9800 Medical Center Drive Lease was increased by $4.0 million and the Company’s tenant improvement allowance under the lease was increased to $15.3 million.

Other Lease Commitments

In March 2015, the Company entered into a non-cancelable operating lease for office space at 9712 Medical Center Drive in Rockville, Maryland (the 9712 Medical Center Drive Lease). The lease term commenced in April 2015. Monthly payments under the lease began in October 2015 and escalate annually in accordance with the lease agreement.

In September 2015, November 2015, July 2017 and April 2018, the Company amended the 9712 Medical Center Drive Lease to include additional office and laboratory space at 9714 Medical Center Drive, and ultimately extend the term of the lease to September 2021. The Company has options to extend the term of the 9712 Medical Center Drive Lease for up to six additional years. Additionally, upon the commencement of the 9800 Medical Center Drive Lease, the Company will have the option to terminate the 9712 Medical Center Drive Lease with six months’ notice. The Company’s extension and termination options under the 9712 Medical Center Drive Lease have been excluded from the measurement of the right-of-use assets and lease liabilities for the lease as they are not reasonably certain of exercise. The Company received a $0.4 million tenant improvement allowance from the landlord which has been recorded as a reduction of the right-of-use assets for the lease and is amortized on a straight-line basis as a reduction of rent expense over the term of the lease.

In January 2016, the Company entered into a 7.5-year, non-cancelable operating lease for its corporate headquarters at 9600 Blackwell Road in Rockville, Maryland (the Blackwell Road Lease). The lease commenced in February 2016 and expires in September 2023. The Company has an option to extend the term of the Blackwell Road Lease for up to five additional years and the option to terminate the lease after 67 months from the lease commencement date. If the Company elects to terminate the lease, it will be subject to a termination fee equal to the unamortized tenant improvement allowance, rent abatement and landlord costs and commissions as of the termination date, bearing interest at 8% per annum. The Company’s extension and termination options under the Blackwell Road Lease have been excluded from the measurement of the right-of-use assets and lease liabilities for the lease as they are not reasonably certain of exercise. In November 2017, the Blackwell Road Lease was amended to include additional office space for the remainder of the lease term. Monthly payments under the lease began in September 2016 and escalate annually in accordance with the lease agreement. The Company received a $0.8 million tenant improvement allowance from the landlord which has been recorded as a reduction of the right-of-use assets for the lease and is amortized on a straight-line basis as a reduction of rent expense over the term of the lease.

The Company leases additional office and laboratory facilities in Rockville, Maryland and New York, New York, as well as laboratory and other equipment, under non-cancelable operating leases with various expiration dates through 2022 and which may contain annual escalations of rental payments. As required by the Company’s lease agreement for its office space in New York, New York, the Company has provided the landlord with an irrevocable letter of credit of $0.2 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease.

All of the Company’s leases are classified as operating leases. The following table summarizes the Company’s lease costs and supplemental cash flow information related to operating leases (in thousands):

Three Months Ended
March 31, 2019
Operating lease cost	$700
Variable lease cost	161
Total lease cost	$861

Cash paid for amounts included in the measurement of operating lease liabilities	$711
Right-of-use assets acquired through operating lease liabilities	$36

Variable lease cost under the Company’s operating leases includes items such as common area maintenance, utilities, taxes and other charges.

The weighted-average remaining lease term and weighted-average discount rate of the Company’s operating leases were as follows:

As of
March 31, 2019
Weighted-average remaining lease term (years)	3.1
Weighted-average discount rate	5.6%

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the 9800 Medical Center Drive Lease and other operating leases to the amounts reported as operating lease liabilities on the consolidated balance sheet as of March 31, 2019 (in thousands):

	9800 Medical	Other	Total
	Center Drive	Operating	Undiscounted
	Lease (a)	Leases	Fixed Payments
Undiscounted future minimum lease payments:
2019 (remainder of year)	$—	$1,995	$1,995
2020	—	3,088	3,088
2021	1,332	2,412	3,744
2022	4,308	623	4,931
2023	5,188	479	5,667
Thereafter	76,892	—	76,892
Total undiscounted future minimum lease payments	$87,720	$8,597	$96,317
Amount representing imputed interest		(717)
Total operating lease liabilities		7,880
Current portion of operating lease liabilities		(2,397)
Operating lease liabilities, non-current		$5,483

(a)

Undiscounted future minimum lease payments under the 9800 Medical Center Drive Lease are not included in the lease liabilities reported on the consolidated balance sheet as of March 31, 2019 as the lease has not yet commenced. The actual timing and amounts of payments under the 9800 Medical Center Drive Lease are subject to adjustment based on the completion date of construction and actual square footage of the facility constructed. Accordingly, these amounts were estimates as of March 31, 2019.

As of December 31, 2018, future minimum lease payments under Topic 840 for the 9800 Medical Center Drive Lease and other operating leases were as follows (in thousands):

	9800 Medical	Other	Total
	Center Drive	Operating	Minimum Lease
	Lease (a)	Leases	Payments
2019	$—	$2,798	$2,798
2020	—	3,054	3,054
2021	1,329	2,391	3,720
2022	4,289	621	4,910
2023	5,156	479	5,635
Thereafter	76,420	—	76,420
Total minimum lease payments	$87,194	$9,343	$96,537

(a)

Includes all future minimum lease payments under the 9800 Medical Center Drive Lease, including amounts recorded as financing lease obligations on the consolidated balance sheet. The actual timing and amounts of payments under the 9800 Medical Center Drive Lease are subject to adjustment based on the completion date of construction and actual square footage of the facility constructed. Accordingly, these amounts were estimates as of December 31, 2018.

License from The Trustees of the University of Pennsylvania

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

In April 2019, the Company amended its license from Penn to include exclusive license rights to certain know-how, including research data and other information, relating to the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease. In consideration for the additional licensed rights, and in addition to any consideration owed under the license prior to the amendment, the Company is obligated to pay Penn an upfront fee, milestone fees of up to $20.5 million upon the achievement of various development and sales-based milestones and additional royalties on net sales of licensed products for the treatment of CLN2 disease. Additionally, the amendment modifies the percentage of sublicense fees the Company is obligated to pay Penn on amounts the Company receives from third parties for the sublicensing of the licensed rights for the treatment of CLN2 disease.

European Patent Office Proceeding

In June 2017, a third party filed an opposition with the European Patent Office (EPO) challenging the validity of a European patent owned by Penn for the AAV8 vector, which the Company has exclusively licensed (EU AAV8 Patent). The EPO conducted oral proceedings in October 2018 and upheld the validity of the EU AAV8 Patent subject to certain amendments made during the proceeding. Each party to the proceeding has appealed the EPO’s ruling. As of March 31, 2019 and December 31, 2018, the Company had not recorded any liabilities related to this matter nor does the Company believe this matter will have a material adverse impact on its business.

7. License Revenue

As of March 31, 2019, the Company’s NAV Technology Platform was being applied in the development of more than 20 partnered product candidates by 11 NAV Technology Licensees. Consideration to the Company under its license agreements may include: (i) up-front and annual fees, (ii) option fees to acquire additional licenses, (iii) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (iv) sublicense fees and (v) royalties on sales of licensed products. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees. To date the Company has not recognized any revenue from the achievement of sales-based milestones or royalties on sales of licensed products.

Development milestone payments are only included in the transaction price of each license and recognized as revenue to the extent they are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as revenue in the period of achievement. As of March 31, 2019, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $29.6 million upon the commencement of various stages of clinical trials, $47.5 million upon the submission of regulatory approval filings, $117.5 million upon the approval of commercial products by regulatory agencies and $232.0 million upon the achievement of specified sales targets for licensed products. To the extent the milestone payments are realized by the Company, the Company will be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of milestones by licensees is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

The following tables present changes in the balances of the Company’s receivables, contract assets and contract liabilities during the periods presented (in thousands):

	Balance at
	Beginning	Net Additions	Balance at
	of Period	(Deductions)	End of Period
Three Months Ended March 31, 2019
Receivables and contract assets:
Accounts receivable, current and non-current	$31,599	$(469)	$31,130
Contract assets	$750	$250	$1,000
Contract liabilities:
Deferred revenue, current and non-current	$3,933	$—	$3,933

	Balance at
	Beginning	Net Additions	Balance at
	of Period	(Deductions)	End of Period
Three Months Ended March 31, 2018
Receivables and contract assets:
Accounts receivable, current and non-current	$5,850	$52,762	$58,612
Contract assets	$350	$(100)	$250
Contract liabilities:
Deferred revenue, current and non-current	$—	$—	$—

The net increase in the balance of accounts receivable during the three months ended March 31, 2018 was primarily attributable to the January 2018 amendment to the license agreement with AveXis, Inc. (AveXis) for the development and commercialization of treatments for spinal muscular atrophy (SMA). As of March 31, 2018, the Company had recorded accounts receivable, current and non-current, of $53.5 million related to the amended license agreement with AveXis.

As of March 31, 2019, the Company had recorded deferred revenue, current and non-current, of $3.9 million which represents consideration received from licensees for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations consist of options granted to licensees that provide material rights to the licensee to acquire additional licenses from the Company. These performance obligations will be satisfied, and underlying revenue will be recognized, upon the exercise or expiration of the options.

During the three months ended March 31, 2019 and 2018, the Company recognized license revenue of $0.8 million and $0.3 million, respectively, from licenses delivered to licensees in prior periods as a result of changes in the transaction prices of its license agreements. Changes in the transaction price were primarily attributable to development milestones achieved or deemed probable of achievement during the period that were previously not considered probable of achievement.

As of March 31, 2019, the Company had recorded total current and non-current accounts receivable of $31.1 million, of which $0.1 million had been billed to customers and $31.0 million was billable to customers in future periods. As of December 31, 2018, the Company had recorded total current and non-current accounts receivable of $31.6 million, of which $0.4 million had been billed to customers and $31.2 million was billable to customers in future periods.

Accounts receivable, current and non-current, as of March 31, 2019 and December 2018 included $26.7 million and $26.0 million, respectively, related to the November 2018 license agreement with Abeona Therapeutics Inc. for the development and commercialization of treatments for various diseases. The Company believes that it is not exposed to significant credit risk related to accounts receivable due to the credit quality and history of collections from its significant customers. The Company is unaware of any concentrations of credit risk related to accounts receivable from significant customers with deteriorated credit quality. As of March 31, 2019 and December 31, 2018, the Company had not recognized any impairment losses on its receivables or contract assets from contracts with customers.

AveXis March 2014 License and January 2018 Amendment

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

In January 2018, the Company and AveXis amended the March 2014 License (the January 2018 Amendment). Under the January 2018 Amendment, the licensed intellectual property was expanded to include, in addition to the NAV AAV9 vector previously licensed, sublicenses to other third-party patents exclusively licensed by the Company as well as any other recombinant AAV vector in the Company’s intellectual property portfolio during a period of 14 years from the effective date of the January 2018 Amendment, for the treatment of SMA in humans by in vivo gene therapy. The Company may also, in its sole discretion, provide specified collaborative services to AveXis as specified in the January 2018 Amendment.

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

In consideration for the additional rights granted under the January 2018 Amendment, and in addition to any consideration owed under the original March 2014 License, AveXis paid to the Company a fee of $80.0 million upon entry into the January 2018 Amendment. In addition, AveXis was obligated to pay the Company (i) $30.0 million on the first anniversary of the effective date of the January 2018 Amendment, (ii) $30.0 million on the second anniversary of the effective date of the January 2018 Amendment and (iii) potential sales-based milestone payments of up to $120.0 million. In the event of a change of control of AveXis, to the extent that any fee described in (i) or (ii) above, or the first $40.0 million of sales-based milestone payments described in (iii) above, had not yet been paid to the Company, AveXis was required to pay any such unpaid fee to the Company upon the change of control. For any product developed for the treatment of SMA using the NAV AAV9 vector, AveXis will continue to be obligated to pay to the Company mid-single to low double-digit royalties on net sales as required by the March 2014 License, and for any product developed for the treatment of SMA using a licensed vector other than NAV AAV9, the Company will receive a low double-digit royalty on net sales.

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

As of March 31, 2019, the transaction price of the original March 2014 License was $7.5 million. The transaction price includes (i) the up-front payment in March 2014 of $2.0 million, (ii) the present value of aggregate annual fees payable to the Company over the term of the license and (iii) payments for development milestones achieved to date or which are deemed probable of achievement. The discounted portion of the annual fees represents the financing benefit provided to AveXis and is recognized as interest income from licensing over the term of the license. Variable consideration under the original March 2014 License, which has been excluded from the transaction price, includes $7.0 million in payments for remaining development milestones that had not yet been achieved and were not considered probable of achievement, as well as any potential sublicense fees or royalties on sales of licensed products, which will be recognized in the period of the underlying sales or sublicenses, if any.

Upon its execution, the transaction price of the January 2018 Amendment was $132.1 million, which was fully recognized as license revenue upon the delivery of the modified license in January 2018. In May 2018, as a result of the acquisition of AveXis by Novartis, the transaction price was increased by $40.0 million to account for the acceleration of the sale-based milestone which was previously excluded from the transaction price. The $40.0 million increase in the transaction price was recognized as license revenue upon the completion of the change of control in May 2018 since the amended license had been fully delivered to AveXis. Additionally, due to the acceleration of the two $30.0 million payments originally due in January 2019 and January 2020, the Company recognized $6.1 million of interest income from licensing upon the completion of the change of control of AveXis, which represents the remaining present value discount on such payments as of the date of the change of control. As of March 31, 2019, the transaction price of the January 2018 Amendment was $172.1 million, which includes: (i) the $80.0 million payment in January 2018, (ii) the present value, as of the date of the January 2018 Amendment, of the two $30.0 million payments originally due in January 2019 and January 2020 and (iii) the $40.0 million sales-based milestone which was accelerated upon the change of control in May 2018. Variable consideration under the January 2018 Amendment, which has been excluded from the transaction price, includes the remaining sales-based milestone payment of $80.0 million, as well as any potential sublicense fees or royalties on sales of licensed products, which will be recognized in the period of the underlying sales or sublicenses, if any.

During the three months ended March 31, 2019 and 2018, the Company recognized license revenue of zero and $132.1 million, respectively, and interest income from licensing of less than $0.1 million and $1.2 million, respectively, from the March 2014 License, as amended, which includes amounts from both the original March 2014 License and the January 2018 Amendment. As of March 31, 2019 and December 31, 2018, the Company had recorded $0.2 million of accounts receivable from AveXis under the March 2014 License, as amended, of which less than $0.1 million were included in current assets and $0.2 million were included in non-current assets on the consolidated balance sheets.

8. Stock-based Compensation

In January 2019, an additional 1,444,808 shares became available for issuance under the 2015 Equity Incentive Plan (the 2015 Plan). As of March 31, 2019, the total number of shares of common stock authorized for issuance under the 2015 Plan and the 2014 Stock Plan (the 2014 Plan) was 10,933,221, of which 2,583,144 remained available for future grants under the 2015 Plan.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	$5,452	$3,122
Restricted stock units	68	68
Employee stock purchase plan	198	101
	$5,718	$3,291

As of March 31, 2019, the Company had $68.9 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 3.1 years.

The Company has recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$2,347	$1,530
General and administrative	3,371	1,761
	$5,718	$3,291

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2018	4,855	$19.31	7.6	$118,185
Granted	1,102	$48.22
Exercised	(480)	$7.81
Cancelled or forfeited	(137)	$30.72
Outstanding at March 31, 2019	5,340	$26.02	7.9	$170,518
Exercisable at March 31, 2019	2,491	$12.22	6.8	$112,324
Vested and expected to vest at March 31, 2019	5,340	$26.02	7.9	$170,518

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2019 was $32.20. During the three months ended March 31, 2019, the total number of stock options exercised was 480,320, resulting in total proceeds of $3.8 million. The total intrinsic value of options exercised during the three months ended March 31, 2019 was $20.0 million.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2018	40	$20.90
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance at March 31, 2019	40	$20.90

Employee Stock Purchase Plan

As of March 31, 2019, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 254,000, of which 159,339 remained available for future issuance. During the three months ended March 31, 2019, 10,241 shares of common stock were issued under the 2015 ESPP.

9. Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including a three-year cumulative loss position as of March 31, 2019 and December 31, 2018, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its net deferred tax assets as of March 31, 2019 and December 31, 2018.

During the three months ended March 31, 2019, the Company recognized income tax benefit of $0.1 million and income tax expense in other comprehensive income of $0.4 million related to net unrealized gains on available-for-sale securities during the period. As of March 31, 2019, the Company had accrued $0.3 million related to this tax benefit, which is expected to be generated from losses in continuing operations in 2019 and is included in accrued expenses and other current liabilities on the consolidated balance sheets.

10. Related Party Transactions

FOXKISER LLP

Since 2016, the Company has been party to professional services agreements with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of a member of the Company’s Board of Directors, pursuant to which the Company pays a fixed monthly fee in consideration for certain strategic services provided by FOXKISER. Effective January 2019, the Company entered into a new professional services agreement with FOXKISER with similar terms and conditions as the previous agreements and which has a term of one year and is terminable by either party. Expenses incurred under the agreements with FOXKISER for the three months ended March 31, 2019 and 2018 were $0.8 million and $0.5 million, respectively, and were recorded as research and development expenses in the consolidated statements of operations and comprehensive income (loss).

11. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Basic net income (loss) per share:
Net income (loss) applicable to common stockholders	$(32,228)	$104,239
Shares used in computation:
Weighted-average common shares outstanding	36,366	31,632
Basic net income (loss) per share	$(0.89)	$3.30
Diluted net income (loss) per share:
Net income (loss) applicable to common stockholders	$(32,228)	$104,239
Shares used in computation:
Weighted-average common shares outstanding	36,366	31,632
Stock options	—	2,620
Restricted stock units	—	22
Employee stock purchase plan	—	1
Weighted-average diluted common shares	36,366	34,275
Diluted net income (loss) per share	$(0.89)	$3.04

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

	Three Months Ended March 31,
	2019	2018
Stock options issued and outstanding	5,340	1,582
Unvested restricted stock units outstanding	40	—
Employee stock purchase plan	20	—
	5,400	1,582

12. Supplemental Disclosures

Accrued expenses and other current liabilities consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued external research and development expenses	$5,474	$4,274
Accrued personnel costs	5,357	9,484
Accrued income taxes payable	1,134	726
Accrued licensing costs	911	1,617
Accrued external general and administrative expenses	854	773
Accrued purchases of property and equipment	191	221
Other accrued expenses and current liabilities	268	69
	$14,189	$17,164

Other liabilities of $1.8 million and $2.5 million reported as of March 31, 2019 and December 31, 2018, respectively, consist of accrued licensing costs payable in periods beyond 12 months from the reporting date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, which we filed with the SEC on February 27, 2019. In addition, you should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

•

RGX-314: We are developing RGX-314 for the treatment of wet age-related macular degeneration (wet AMD), a leading cause of blindness in the United States, Europe and Japan. We began enrollment in the Phase I/IIa clinical trial for RGX-314 for the treatment of wet AMD in May 2017, and as of April 18, 2019, we have completed dosing of 33 total subjects in five cohorts, including six subjects in each of the first three cohorts, 12 subjects in the fourth cohort and 3 subjects in the fifth cohort.  We expect to initiate a Phase IIb trial in late 2019. Additionally, we expect to file an investigational new drug (IND) application with the U.S. Food and Drug Administration (the FDA) for a Phase II trial to evaluate RGX-314 for the treatment of diabetic retinopathy in the second half of 2019.

•

RGX-121: We are developing RGX-121 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type II (MPS II), a severe genetic lysosomal storage disease caused by deficiency of iduronate-2-sulfatase (IDS), an enzyme that is responsible for breakdown of cellular waste products. We have begun dosing subjects in the Phase I/II clinical trial for RGX-121 and we expect to continue enrollment and site activation in 2019.

•

RGX-111: We are developing RGX-111 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type I (MPS I), a severe genetic lysosomal storage disease caused by deficiency of α-l-iduronidase (IDUA), an enzyme required for breakdown of cellular waste products. Recruitment and additional site activations are ongoing in the Phase I clinical trial for RGX-111.

•

RGX-501: We are developing RGX-501 for the treatment of homozygous familial hypercholesterolemia (HoFH), a severe genetic disease characterized by premature and aggressive plaque buildup, life threatening coronary artery disease and aortic valve disease predominantly due to abnormalities in the function or expression of the low-density lipoprotein receptor. Enrollment in the Phase I/II clinical trial for RGX-501 began in March 2017. We have completed dosing of the first cohort of three subjects and have dosed three subjects in the second cohort, for a total of six subjects. We have amended the clinical trial protocol to include steroid prophylaxis and screening has re-initiated in the Phase I/II clinical trial.

•

RGX-181: We are developing RGX-181 for the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease, one of the most common forms of Batten disease, caused by mutations in the tripeptidyl peptidase 1 (TPP1) gene. We plan to submit an IND application, or foreign equivalent, for RGX-181 for the treatment of CLN2 to the FDA, or a foreign regulatory authority, by the end of 2019 to enable initiation of a first-in-human clinical trial.

In addition to our lead product candidates described above, we have also funded, and plan to continue to fund, preclinical research on potential product candidate programs that may become part of our internal product development pipeline. We have partnered with a number of leading academic institutions and will continue to seek partnerships with innovative institutions to develop novel NAV gene therapy product candidates.

RGX-314 Interim Data Update

In our Phase I/IIa trial for RGX-314, as of April 18, 2019, 33 subjects with wet AMD have received a single administration of RGX-314 across five dose cohorts (six subjects in each of the first three cohorts, 12 subjects in the fourth cohort and three subjects currently in the fifth cohort). To qualify for inclusion in the trial, participants were required to have a history of frequent anti-vascular endothelial growth factor (VEGF) treatments (including at least four anti-VEGF injections in the eight months preceding trial enrollment) and a documented history of response to anti-VEGF therapy. The trial design included doses of 3 x 10^9 (Cohort 1), 1 x 10^10 (Cohort 2), 6 x 10^10 (Cohort 3), 1.6 x 10^11 (Cohort 4) and 2.5 x 10^11 (Cohort 5) genome copies (GC)/eye. Subjects have been assessed every four weeks to the six-month primary endpoint, with long-term follow-up continuing for two years. Below is a summary of the preliminary results of our Phase I/IIa trial as of April 18, 2019:

•	RGX-314 continues to be well-tolerated across all cohorts, with no drug-related serious adverse events (SAEs) reported.
•

Sustained and durable RGX-314 intraocular protein expression was detected at one year in all subjects in Cohort 3 as measured by electrochemiluminescence immunoassay (ECL) after administration of RGX-314.

•

50% of subjects (3/6) in Cohort 3 continue to remain injection-free through one year with durable protein and clinical effect observed on best corrected visual acuity (BCVA) and central retinal thickness (CRT). Mean BCVA improved by +10 letters and mean CRT decreased by 59 μm from baseline in these subjects at one year. Evidence of durable protein expression was also observed (see Table 1).

•

All subjects in Cohort 3 show a mean BCVA improvement of +5 letters and mean CRT decrease by 39 μm from baseline at one year. Cohort 3 subjects received a low number of anti-VEGF injections following the administration of RGX-314, with a mean of 2.3 injections over one year.

Table 1: RGX-314 Protein Expression Levels (ng/ml) of Cohort 3 Subjects with No Additional Anti-VEGF Injections through One Year (N=3)

Visit	1 month	6 months	1 year
Mean Protein Level (ng/ml)	236.2	274.9	260.5

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively sublicense our proprietary adeno-associated virus (AAV) gene therapy delivery platform (NAV Technology Platform) to other leading biotechnology companies, which we refer to as NAV Technology Licensees. As of March 31, 2019, our NAV Technology Platform was being applied in the development of more than 20 partnered product candidates by our NAV Technology Licensees. Sublicensing allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform, and creating potential additional revenue.

Financial Overview

Revenues

To date, we have primarily generated revenues through the licensing of our NAV Technology Platform to NAV Technology Licensees. We have not generated any revenues from the sale of approved products. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval and adequate labeling, our ability to generate future revenues will be materially compromised.

We license our NAV Technology Platform to other biotechnology and pharmaceutical companies. As of March 31, 2019, our NAV Technology Platform was being applied in the development of more than 20 partnered product candidates by 11 NAV Technology Licensees. The terms of the licenses vary, and licenses may be exclusive or non-exclusive and may be sublicensable by the licensee. Licenses may grant intellectual property rights for purposes of internal and preclinical research and development only, or may include the rights, or options to obtain future rights, to commercialize drug therapies for specific diseases using the NAV Technology Platform. License agreements generally have a term at least equal to the life of the underlying patents, but are terminable at the option of the licensee. Consideration from licensees under our license agreements may include: (i) up-front and annual fees, (ii) option fees to acquire additional licenses, (iii) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (iv) sublicense fees and (v) royalties on sales of licensed products. To date we have not recognized any revenue from the achievement of sales-based milestones or royalties on sales of licensed products.

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

We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•

a Phase I/IIa clinical trial and a planned Phase IIb clinical trial to evaluate the safety and efficacy of our RGX-314 program for the treatment of wet AMD, and a planned Phase II clinical trial to evaluate the safety and efficacy of our RGX-314 program for the treatment of diabetic retinopathy;

•	a Phase I/II clinical trial to evaluate the safety and efficacy of our RGX-121 program for the treatment of MPS II;
•	a Phase I clinical trial to evaluate the safety and efficacy of our RGX-111 program for the treatment of MPS I;
•	a Phase I/II clinical trial to evaluate the safety and efficacy of our RGX-501 program for the treatment of HoFH;
•	preclinical research and development and a planned clinical trial for our RGX-181 program for the treatment of CLN2;
•	preclinical research and development for additional product candidates addressing other diseases in the retinal, metabolic and neurodegenerative therapeutic areas;
•	continued investment in advanced manufacturing analytics and process development activities; and
•	continued acquisition and manufacture of clinical trial materials in support of our anticipated clinical trials.

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Direct Expenses
RGX-314	$2,404	$1,620
RGX-121	1,774	958
RGX-111	841	1,233
RGX-501	1,000	4,149
RGX-181	2,296	—
Total direct expenses	8,315	7,960
Unallocated Expenses
Unallocated external expenses	3,396	2,616
Personnel-related	10,574	7,371
Facilities and depreciation expense	2,205	1,221
Other unallocated	713	382
Total unallocated expenses	16,888	11,590
Total research and development	$25,203	$19,550

Expenses incurred in the development of RGX-181 were included in unallocated external expenses through the second quarter of 2018. Unallocated external expenses include direct costs not identifiable with a specific lead product candidate, including costs associated with our research and development platform, process development, manufacturing analytics and preclinical research and development for prospective product candidates and new technologies. We typically utilize our employee and infrastructure resources across our development programs. We do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs.

General and Administrative Expense

General and administrative expense consists primarily of salaries and personnel-related costs, including employee travel, benefits and stock-based compensation, for employees performing functions other than research and development. This includes certain personnel in executive, commercial, corporate development, finance, legal, human resources, information technology and administrative support functions. Other general and administrative expenses include facility-related and overhead costs not otherwise allocated to research and development expense, professional fees for accounting, legal and advisory services, expenses associated with obtaining and maintaining patents, insurance costs, costs of our information systems and other commercial and general corporate activities. We expect that our general and administrative expense will continue to increase as we continue to develop, and potentially commercialize, our product candidates.

Other Income

Interest Income from Licensing

In accordance with our revenue recognition policy, interest income from licensing consists of imputed interest recognized from significant financing components identified in our license agreements with NAV Technology Licensees.

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

Our significant accounting policies and recently announced accounting pronouncements, including the expected impact of such pronouncements, are fully described in Note 2 to the accompanying unaudited consolidated financial statements and in Note 2 to our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in our critical accounting policies since December 31, 2018.

Recent Accounting Pronouncements

See Note 2 “Recent Accounting Pronouncements” in the notes to the accompanying unaudited consolidated financial statements for a full description of recently announced accounting pronouncements and the expected impact to our financial statements.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) which supersedes the lease accounting requirements in Accounting Standards Codification (ASC) 840, Leases (Topic 840). Effective January 1, 2019, we adopted Topic 842 using the modified retrospective transition method. Under this method, we applied Topic 842 to all leases in effect as of, or entered into after, January 1, 2019 and recorded the cumulative impact of the adoption as an adjustment to our accumulated deficit on January 1, 2019. Our consolidated financial statements for periods ending after January 1, 2019 are presented in accordance with the requirements of Topic 842, while comparative prior period amounts have not been adjusted and continue to be reported in accordance with Topic 840.

Upon the adoption of Topic 842, we recorded operating lease right-of-use assets of $7.4 million and operating lease liabilities of $8.4 million for our leases which were in effect and had commenced prior to January 1, 2019 and had original lease terms of more than 12 months. Additionally, upon the adoption of Topic 842, we derecognized $5.9 million of property and equipment and $5.9 million of financing lease obligations related to construction-in-progress at 9800 Medical Center Drive, as we do not control the building during the construction period under the requirements of Topic 842. The cumulative impact of the adoption of Topic 842 resulted in an increase in accumulated deficit of less than $0.1 million on January 1, 2019. The adoption of Topic 842 did not have a material impact on our results of operations for the three months ended March 31, 2019, nor do we believe it will have a material impact on future results of operations based on our current leasing arrangements.

Results of Operations

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Revenues
License revenue	$884	$132,391	$(131,507)
Total revenues	884	132,391	(131,507)
Operating Expenses
Costs of revenues
Licensing costs	29	2,408	(2,379)
Research and development	25,203	19,550	5,653
General and administrative	11,558	8,380	3,178
Other operating expenses	—	28	(28)
Total operating expenses	36,790	30,366	6,424
Income (loss) from operations	(35,906)	102,025	(137,931)
Other Income
Interest income from licensing	613	1,355	(742)
Investment income	2,995	859	2,136
Total other income	3,608	2,214	1,394
Income (loss) before income taxes	(32,298)	104,239	(136,537)
Income Tax Benefit	70	—	70
Net income (loss)	$(32,228)	$104,239	$(136,467)

Comparison of the Three Months Ended March 31, 2019 and 2018

License Revenue. License revenue decreased by $131.5 million, from $132.4 million for the three months ended March 31, 2018 to $0.9 million for the three months ended March 31, 2019. The decrease was primarily attributable to $132.1 million of non-recurring revenue that we recognized during the three months ended March 31, 2018 under the January 2018 amendment to our license agreement with AveXis, Inc. (AveXis) for the development and commercialization of treatments for spinal muscular atrophy (SMA). The decrease in license revenue during the three months ended March 31, 2019 also resulted in a $2.4 million decrease in licensing costs incurred during the period related to the sublicense fees that we are obligated to pay to our licensors.

Novartis AG (Novartis), which acquired AveXis in May 2018, has announced that it expects to launch Zolgensma® in 2019, pending approval by regulatory authorities. If approved, Zolgensma will be the first approved product under our amended license agreement with AveXis for the development and commercialization of treatments for SMA. Upon its approval and launch, we will begin recognizing royalty revenue on net sales of Zolgensma.

Research and Development Expense. Research and development expenses increased by $5.7 million, from $19.6 million for the three months ended March 31, 2018 to $25.2 million for the three months ended March 31, 2019. The increase was primarily attributable to the following:

•	an increase of $3.2 million for personnel costs as a result of increased headcount of research and development personnel, including a $0.8 million increase in stock-based compensation expense;
•

an increase of $1.5 million for laboratory costs and facilities used by research and development personnel, including a $0.8 million increase in depreciation expense allocated to research and development functions; and

•

an increase of $0.4 million for external costs associated with clinical trial activities for our lead product candidates, process development and manufacturing-related services and preclinical research and development.

General and Administrative Expense. General and administrative expenses increased by $3.2 million, from $8.4 million for the three months ended March 31, 2018 to $11.6 million for the three months ended March 31, 2019. The increase was primarily attributable to the following:

•	an increase of $2.0 million for personnel costs as a result of increased headcount of general and administrative personnel, including a $1.6 million increase in stock-based compensation expense; and
•	an increase of $1.0 million for professional services, including commercial, legal, accounting and other advisory services.

Liquidity and Capital Resources

As of March 31, 2019, we had cash, cash equivalents and marketable securities of $444.3 million, which were primarily derived from the sale of common stock. Additionally, we have supplemented our cash flows with fees received from granting commercial licenses to our NAV Technology Platform to other biotechnology and pharmaceutical companies. We expect that our cash, cash equivalents and marketable securities as of March 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan.

In January 2018, we amended our March 2014 license agreement with AveXis for the development and commercialization of treatments for SMA. Pursuant to the amended license agreement, AveXis is obligated to pay us $80.0 million upon the achievement of a sales-based milestone, in addition to other regulatory milestone payments and royalties on net sales of licensed products. In May 2018, AveXis was acquired by Novartis. Novartis has announced that it expects to launch Zolgensma in 2019, pending approval by regulatory authorities. If approved, Zolgensma will be the first approved product under the amended license agreement. Upon its approval and launch, we will begin recognizing royalty revenue on net sales of Zolgensma.

We have incurred cumulative losses since our inception and had an accumulated deficit of $115.3 million as of March 31, 2019. Our transition to recurring profitability is dependent upon the successful development, approval and commercialization of our product candidates and achieving a level of revenues adequate to support our cost structure. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect our capital expenditures will increase significantly in the future for costs associated with building out additional office, laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Cash Flows

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$(29,297)	$58,134
Net cash provided by (used in) investing activities	5,461	(37,086)
Net cash provided by financing activities	4,127	4,166
Net increase (decrease) in cash and cash equivalents and restricted cash	$(19,709)	$25,214

Operating Activities

Our net cash used in operating activities for the three months ended March 31, 2019 increased by $87.4 million from the three months ended March 31, 2018. The change was primarily attributable to $80.0 million in license payments we received during the three months ended March 31, 2018 related to the amendment of our March 2014 license agreement with AveXis, as well as an increase in operating expenses in the three months ended March 31, 2019. The increase in operating expenses was primarily attributable to increased employee headcount and research and development expenses as we continue the development and advancement of our lead product candidates.

For the three months ended March 31, 2019, our net cash used in operating activities of $29.3 million consisted of a net loss of $32.2 million and changes in working capital of $3.7 million, offset by $6.7 million in adjustments for non-cash items. The change in working capital was primarily attributable to a decrease in accrued expenses and other current liabilities of $2.9 million, an increase in prepaid expenses and other current assets of $1.1 million and a decrease in other liabilities of $0.6 million. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $5.7 million and depreciation and amortization expense of $1.6 million and were partially offset by imputed interest earned from our license agreements of $0.6 million and net accretion of discounts on marketable debt securities of $0.4 million. The decrease in accrued expenses and other current liabilities was largely driven by decreases in accrued personnel costs and accrued licensing costs as of March 31, 2019 as compared to December 31, 2018.

For the three months ended March 31, 2018, our net cash provided by operating activities of $58.1 million consisted of net income of $104.2 million and $3.2 million in adjustments for non-cash items, offset by changes in working capital of $49.3 million. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $3.3 million, depreciation and amortization expense of $0.8 million and net amortization of premiums on marketable debt securities of $0.4 million and were partially offset by imputed interest earned from our license agreements of $1.4 million. The change in working capital was primarily attributable to an increase in accounts receivable of $51.4 million, which was largely driven by accounts receivable recorded in connection with the amendment of the March 2014 license agreement with AveXis in January 2018.

Investing Activities

For three months ended March 31, 2019, net cash provided by investing activities consisted of $87.2 million in sales and maturities of marketable securities, offset by $79.2 million to purchase marketable securities and $2.5 million to purchase property and equipment.

For the three months ended March 31, 2018, net cash used in investing activities consisted of $54.3 million to purchase marketable securities and $2.3 million to purchase property and equipment, offset by $19.5 million in sales and maturities of marketable securities.

Financing Activities

For the three months ended March 31, 2019, net cash provided by financing activities consisted of $4.1 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

For the three months ended March 31, 2018, net cash provided by financing activities consisted of $4.2 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

Future Funding Requirements

To date, we have primarily generated revenue through license agreements with strategic partners for research, development and commercialization of product candidates using our proprietary technology. We do not expect to generate recurring revenue sufficient to offset our cost structure unless and until we obtain regulatory approval for and commercialize our product candidates. We expect our expenses to increase in connection with our ongoing development activities, particularly as we continue to expand the research, development and clinical trials of, and seek regulatory approval for, our product candidates. In addition, subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect our capital expenditures will increase significantly in the future for costs associated with building out additional office, laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We expect that our cash, cash equivalents and marketable securities as of March 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan. We intend to devote the majority of our current capital to clinical development and seeking regulatory approval of our product candidates. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the amount of increased capital outlays and operating expenditures necessary to complete the development of our product candidates. Additionally, our estimates are based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

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

Contractual Obligations, Commitments and Contingencies

There have been no material changes to our contractual obligations, commitments and contingencies as of March 31, 2019 from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For information regarding market risk, refer to Item 7A, “Qualitative and Quantitative Disclosures About Market Risk,” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our exposure to market risk during the three months ended March 31, 2019.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, we implemented changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to support the lease accounting and disclosure requirements of Topic 842, which we adopted on January 1, 2019. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	3.1	9/22/15

3.2	Amended and Restated Bylaws	8-K	3.2	9/22/15

10.1*	Employment Agreement effective April 17, 2019 between the Company and Steve Pakola, M.D.				X

10.2‡	Fourth Amendment to License Agreement effective April 4, 2019 between the Company and The Trustees of the University of Pennsylvania				X

10.3	Letter Agreement to Lease dated April 12, 2019 between the Company and ARE-Maryland No. 24, LLC				X

10.4	First Amendment to Lease dated April 23, 2019 between the Company and ARE-Maryland No. 24, LLC				X

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets

(ii) Consolidated Statements of Operations and Comprehensive Income (Loss)

(iii) Consolidated Statements of Stockholders’ Equity

(iv) Consolidated Statements of Cash Flows

(v) Notes to Consolidated Financial Statements

X

*	Management contract or compensatory plan or arrangement.
‡	Portions of this exhibit have been omitted.

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

REGENXBIO Inc.

Dated: May 7, 2019	/s/ Kenneth T. Mills
Kenneth T. Mills
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2019	/s/ Vittal Vasista
Vittal Vasista
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)