Form 10-Q
period 2019-09-30
REGENXBIO Inc.
filed 2019-11-05
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, there were 36,874,282 outstanding shares of the registrant’s common stock, par value $0.0001 per share.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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
•

our expectations regarding the imposition by the U.S. Food and Drug Administration (the FDA) of a partial clinical hold on our investigational new drug application for RGX-314 for the treatment of wet age-related macular degeneration, including our ability to resolve issues raised by the FDA and the timing of any lifting of the hold by the FDA;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$79,594	$75,561
Marketable securities	252,125	244,200
Accounts receivable	19,175	8,587
Prepaid expenses	6,920	5,734
Other current assets	2,414	3,831
Total current assets	360,228	337,913
Marketable securities	85,408	150,819
Accounts receivable	24,345	23,012
Property and equipment, net	28,287	28,702
Operating lease right-of-use assets	5,905	—
Restricted cash	1,053	1,053
Other assets	4,011	2,315
Total assets	$509,237	$543,814
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,608	$4,412
Accrued expenses and other current liabilities	19,231	17,164
Deferred revenue	—	600
Operating lease liabilities	2,506	—
Total current liabilities	31,345	22,176
Deferred revenue	3,333	3,333
Operating lease liabilities	4,320	—
Deferred rent	—	1,098
Financing lease obligations	—	5,854
Other liabilities	1,844	2,505
Total liabilities	40,842	34,966
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at September 30, 2019 and December 31, 2018; 36,840 and 36,120 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	619,386	592,580
Accumulated other comprehensive income (loss)	363	(720)
Accumulated deficit	(151,358)	(83,016)
Total stockholders’ equity	468,395	508,848
Total liabilities and stockholders’ equity	$509,237	$543,814

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
License and royalty revenue	$14,700	$5,306	$23,465	$177,728
Total revenues	14,700	5,306	23,465	177,728
Operating Expenses
Cost of revenues	2,494	517	4,450	6,797
Research and development	35,692	18,508	90,378	59,544
General and administrative	12,402	9,008	37,365	25,706
Other operating expenses (income)	8	(2)	(54)	31
Total operating expenses	50,596	28,031	132,139	92,078
Income (loss) from operations	(35,896)	(22,725)	(108,674)	85,650
Other Income
Interest income from licensing	716	109	2,091	8,362
Investment income	431	2,122	37,950	4,177
Total other income	1,147	2,231	40,041	12,539
Income (loss) before income taxes	(34,749)	(20,494)	(68,633)	98,189
Income Tax Benefit (Expense)	165	1,292	364	(2,558)
Net income (loss)	$(34,584)	$(19,202)	$(68,269)	$95,631
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of reclassifications and income tax expense	(108)	(103)	1,043	(159)
Total other comprehensive income (loss)	(108)	(103)	1,043	(159)
Comprehensive income (loss)	$(34,692)	$(19,305)	$(67,226)	$95,472
Net income (loss) applicable to common stockholders	$(34,584)	$(19,202)	$(68,269)	$95,631
Net income (loss) per share:
Basic	$(0.94)	$(0.56)	$(1.86)	$2.94
Diluted	$(0.94)	$(0.56)	$(1.86)	$2.67
Weighted-average common shares outstanding:
Basic	36,813	33,988	36,618	32,576
Diluted	36,813	33,988	36,618	35,875

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended September 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2019	36,752	$4	$610,891	$471	$(116,774)	$494,592
Exercise of stock options	62	—	384	—	—	384
Issuance of common stock under employee stock purchase plan	26	—	949	—	—	949
Stock-based compensation expense	—	—	7,162	—	—	7,162
Unrealized loss on available-for-sale securities, net of reclassifications and income tax expense	—	—	—	(108)	—	(108)
Net loss	—	—	—	—	(34,584)	(34,584)
Balances at September 30, 2019	36,840	$4	$619,386	$363	$(151,358)	$468,395

	Three Months Ended September 30, 2018
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2018	32,275	$3	$386,110	$(771)	$(68,120)	$317,222
Issuance of common stock upon public offering, net of transaction costs of $12,728	3,105	1	189,096	—	—	189,097
Exercise of stock options	307	—	2,053	—	—	2,053
Issuance of common stock under employee stock purchase plan	17	—	507	—	—	507
Stock-based compensation expense	—	—	4,483	—	—	4,483
Unrealized loss on available-for-sale securities, net of reclassifications and income tax expense	—	—	—	(103)	—	(103)
Net loss	—	—	—	—	(19,202)	(19,202)
Balances at September 30, 2018	35,704	$4	$582,249	$(874)	$(87,322)	$494,057

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	36,120	$4	$592,580	$(720)	$(83,016)	$508,848
Adoption of ASU 2016-02 (Topic 842)	—	—	—	—	(33)	(33)
Adoption of ASU 2018-02	—	—	—	40	(40)	—
Exercise of stock options	684	—	5,513	—	—	5,513
Issuance of common stock under employee stock purchase plan	36	—	1,314	—	—	1,314
Stock-based compensation expense	—	—	19,979	—	—	19,979
Unrealized gain on available-for-sale securities, net of reclassifications and income tax expense	—	—	—	1,043	—	1,043
Net loss	—	—	—	—	(68,269)	(68,269)
Balances at September 30, 2019	36,840	$4	$619,386	$363	$(151,358)	$468,395

	Nine Months Ended September 30, 2018
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2017	31,295	$3	$371,497	$(715)	$(187,756)	$183,029
Adoption of ASU 2014-09 (Topic 606)	—	—	—	—	4,803	4,803
Issuance of common stock upon public offering, net of transaction costs of $12,728	3,105	1	189,096	—	—	189,097
Exercise of stock options	1,267	—	9,051	—	—	9,051
Issuance of common stock under employee stock purchase plan	37	—	850	—	—	850
Stock-based compensation expense	—	—	11,755	—	—	11,755
Unrealized loss on available-for-sale securities, net of reclassifications and income tax expense	—	—	—	(159)	—	(159)
Net income	—	—	—	—	95,631	95,631
Balances at September 30, 2018	35,704	$4	$582,249	$(874)	$(87,322)	$494,057

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(68,269)	$95,631
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation expense	19,979	11,755
Net amortization of premiums and accretion of discounts on marketable debt securities	(1,085)	889
Depreciation and amortization	5,229	2,671
Net realized losses (gains) on sales and maturities of marketable securities	(20)	15
Imputed interest income from licensing	(2,091)	(8,362)
Unrealized gains on marketable equity securities	(29,420)	—
Other non-cash adjustments	357	12
Changes in operating assets and liabilities
Accounts receivable	(10,699)	6,986
Prepaid expenses	(1,418)	(974)
Other current assets	1,286	(3,072)
Operating lease right-of-use assets	1,712	—
Other assets	(2,150)	(788)
Accounts payable	5,339	156
Accrued expenses and other current liabilities	1,990	3,438
Deferred revenue	(600)	600
Operating lease liabilities	(1,832)	—
Deferred rent	—	(41)
Other liabilities	(507)	(128)
Net cash provided by (used in) operating activities	(82,199)	108,788
Cash flows from investing activities
Purchases of marketable securities	(127,925)	(319,897)
Maturities of marketable securities	218,019	116,110
Purchases of property and equipment	(10,689)	(8,389)
Net cash provided by (used in) investing activities	79,405	(212,176)
Cash flows from financing activities
Proceeds from exercise of stock options	5,513	9,051
Proceeds from issuance of common stock under employee stock purchase plan	1,314	850
Proceeds from public offerings of common stock, net of underwriting discounts and commissions	—	189,716
Issuance costs for public offerings of common stock	—	(462)
Net cash provided by financing activities	6,827	199,155
Net increase in cash and cash equivalents and restricted cash	4,033	95,767
Cash and cash equivalents and restricted cash
Beginning of period	76,614	46,881
End of period	$80,647	$142,648
Supplemental disclosures of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$—	$174
Issuance costs for public offerings of common stock in accounts payable and accrued expenses	$—	$157

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

REGENXBIO Inc. (the Company) is a leading clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. The Company’s proprietary adeno-associated virus (AAV) gene delivery platform (NAV Technology Platform) consists of exclusive rights to over 100 novel AAV vectors, including AAV7, AAV8, AAV9 and AAVrh10. The Company’s NAV® Technology Platform is being applied by the Company, as well as by third-party licensees (NAV Technology Licensees), in the development of a broad pipeline of candidates in multiple therapeutic areas. The Company was formed in 2008 in the State of Delaware and is headquartered in Rockville, Maryland.

Liquidity and Risks

As of September 30, 2019, the Company had generated an accumulated deficit of $151.4 million since inception. As the Company has incurred cumulative losses since inception, transition to recurring profitability is dependent upon the successful development, approval and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve recurring profitability, and unless and until it does, the Company will continue to need to raise additional capital. As of September 30, 2019, the Company had cash, cash equivalents and marketable securities of $417.1 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

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

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$79,594	$142,423
Restricted cash	1,053	225
Total cash and cash equivalents and restricted cash	$80,647	$142,648

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

Under Topic 842, the Company classifies its leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, the Company records a right-of-use asset and a lease liability for all leases with a term greater than 12 months. All of the Company’s leases as of September 30, 2019 have been classified as operating leases. Operating lease expense is recognized on a straight-line basis over the term of the lease, with the exception of variable lease expenses which are recognized as incurred.

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

The Company’s license agreements are accounted for as contracts with customers within the scope of Topic 606. At the inception of each license agreement, the Company determines the contract term for purposes of applying the requirements of Topic 606. Licenses are generally terminable at the option of the licensee with advance notice to the Company. For each license, the Company evaluates these termination rights to determine whether a substantive termination penalty would be incurred by the licensee upon termination. If the licensee incurs a substantive termination penalty upon termination, the contract term for revenue recognition purposes is generally equal to the stated term of the license, which is the life of the underlying licensed patents. Alternatively, if the licensee does not incur a substantive termination penalty upon termination, the contract term for revenue recognition purposes may be shorter than the stated term of the license, in which case the termination rights may be accounted for as contract renewal options. The determination of whether a substantive termination penalty is associated with the termination rights requires significant judgment. In making this determination, the Company considers, among other things, the nature of the intellectual property rights that would be returned to the Company upon termination, including the exclusivity of the licensed rights and the stage of development of the licensed products, the payment terms, including the amount and timing of non-refundable or guaranteed payments, and the business purpose of the termination rights granted to the licensee. Generally, the most significant judgment in determining whether a substantive termination penalty exists is the related to amount of any up-front or guaranteed non-refundable payments relative to the amount of annual payments that may be avoided by the licensee upon termination of the license. The Company considers all of the facts and circumstances relevant to each license when making this determination.

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

Cost of Revenues

Cost of revenues consists primarily of sublicense fees, milestone payments and royalties on net sales of licensed products as specified in the Company’s agreements with its licensors. Sublicense fees are based on a percentage of license fees received by the Company from NAV Technology Licensees and are recognized in the period that the underlying revenue is recognized. Milestone payments are payable to licensors upon the achievement of specified milestones by NAV Technology Licensees and are recognized in the period the milestone is achieved or deemed probable of achievement. Royalties are based on a percentage of net sales of licensed products by NAV Technology Licensees and are recognized in the period that the underlying sales occur. Amounts which are payable to licensors in periods beyond 12 months from the reporting date are recorded as non-current liabilities on the consolidated balance sheets.

Collaborative Arrangements

The Company evaluates its collaboration arrangements to determine whether they are within the scope of ASC 808, Collaborative Arrangements (Topic 808). Such arrangements are within the scope of Topic 808 if they involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This evaluation is performed throughout the life of the arrangement based on any changes in the roles and responsibilities of the parties under the arrangement. For arrangements within the scope of Topic 808, the Company identifies the various transactions with the counterparty and determines if any unit of account is more reflective of a transaction with a customer and therefore should be accounted for within the scope of Topic 606. For transactions that are accounted for pursuant to Topic 808, an appropriate method of recognition and presentation is determined and consistently applied. Amounts that are owed to collaboration partners for development activities are recognized as research and development expenses as incurred by the collaboration partner. Amounts received from collaboration partners for development activities are recognized as a reduction of research and development expenses as incurred by the Company. The Company does not have any collaborative arrangements containing transactions with customers accounted for under Topic 606.

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

The cumulative impact of the adoption of Topic 842 resulted in an increase in accumulated deficit of less than $0.1 million on January 1, 2019. The adoption of Topic 842 did not have a material impact on the Company’s results of operations for the three and nine months ended September 30, 2019, nor does the Company believe it will have a material impact on future results of operations based on its current leasing arrangements.

Other Recently Adopted Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606. The standard clarifies that certain transactions between participants of a collaborative arrangement should be accounted for as revenue under Topic 606 when the counterparty in the collaborative arrangement is a customer in the context of a unit of account. Additionally, the standard precludes entities from presenting consideration received from a participant in a collaborative arrangement with revenue recognized under Topic 606 if the participant is not a customer. The Company early adopted this standard effective July 1, 2019 and applied the standard retrospectively to all relevant contracts that were not completed as of the date of adoption. As of July 1, 2019, the Company had no contracts within the scope of Topic 808, thus the adoption of this standard required no cumulative-effect adjustments and did not have a material impact on the Company’s financial position or results of operations.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends the previous guidance on comprehensive income to provide an option for an entity to reclassify the stranded tax effects of the Tax Cuts and Jobs Act of 2017 (the TCJA) that was signed into law in December 2017 from accumulated other comprehensive income directly to retained earnings. The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement. The Company adopted this standard effective January 1, 2019, and upon adoption recorded a cumulative adjustment of less than $0.1 million to reclassify the stranded tax effects of unrealized gains and losses on available-for-sale securities from accumulated other comprehensive income (loss) to accumulated deficit. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist of available-for-sale debt securities and equity securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2019
U.S. government and federal agency securities	$78,093	$296	$(3)	$78,386
Certificates of deposit	7,529	87	—	7,616
Corporate bonds	220,694	1,018	(21)	221,691
Equity securities	420	29,420	—	29,840
	$306,736	$30,821	$(24)	$337,533

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2018
U.S. government and federal agency securities	$103,410	$93	$(37)	$103,466
Certificates of deposit	8,992	—	—	8,992
Corporate bonds	282,902	36	(377)	282,561
	$395,304	$129	$(414)	$395,019

As of September 30, 2019 and December 31, 2018, no available-for-sale debt securities had remaining maturities greater than three years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of September 30, 2019 and December 31, 2018, the balance in the Company’s accumulated other comprehensive income (loss) consisted solely of net unrealized gains and losses on available-for-sale debt securities, net of income tax effects and reclassification adjustments for realized gains and losses. During the three and nine months ended September 30, 2019, the Company recognized net unrealized gains (losses) on available-for-sale debt securities of $(0.1) million and $1.7 million, respectively, and income tax benefit (expense) of less than $0.1 million and $(0.6) million, respectively, in other comprehensive income (loss) for the periods. The Company recognized net realized gains of less than $0.1 million on the sale or maturity of available-for-sale debt securities during the three and nine months ended September 30, 2019, which were reclassified out of accumulated other comprehensive income (loss) during the periods and were included in investment income in the consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2018, the Company recognized net unrealized losses on available-for-sale debt securities of $0.1 million and $0.2 million, respectively, and income tax expense of zero in other comprehensive income (loss) for the periods. The Company recognized net realized losses of less than $0.1 million on the sale or maturity of available-for-sale debt securities during the three and nine months ended September 30, 2018, which were reclassified out of accumulated other comprehensive income (loss) during the periods and were included in investment income in the consolidated statements of operations and comprehensive income (loss). Realized gains and losses from the sale or maturity of available-for-sale debt securities are determined based on the specific identification method.

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019
U.S. government and federal agency securities	$4,497	$(3)	$—	$—	$4,497	$(3)
Corporate bonds	23,354	(21)	—	—	23,354	(21)
	$27,851	$(24)	$—	$—	$27,851	$(24)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
U.S. government and federal agency securities	$53,124	$(37)	$—	$—	$53,124	$(37)
Corporate bonds	245,283	(354)	12,424	(23)	257,707	(377)
	$298,407	$(391)	$12,424	$(23)	$310,831	$(414)

As of September 30, 2019, available-for-sale debt securities held by the Company which were in an unrealized loss position consisted of 7 investment grade security positions. The Company has the intent and ability to hold such securities until recovery and has determined that none of its available-for-sale debt securities were other-than-temporarily impaired as of September 30, 2019 or December 31, 2018.

Marketable equity securities held by the Company as of September 30, 2019 consisted solely of common stock of Prevail Therapeutics Inc. (Prevail). The Company acquired the securities as consideration for a commercial license to the NAV Technology Platform granted to Prevail in August 2017. Prevail completed its initial public offering (IPO) in June 2019. Prior to Prevail’s IPO, the securities were accounted for as non-marketable equity securities without a readily determinable fair value and had a carrying value of $0.4 million. Upon Prevail’s IPO in June 2019, the securities were reclassified to marketable securities and are measured at fair value. The Company recognized unrealized gains (losses) of $(2.2) million and $29.4 million during the three and nine months ended September 30, 2019, respectively, related to the marketable equity securities of Prevail, which are included in investment income in the consolidated statements of operations and comprehensive income (loss). Pursuant to a lock-up agreement executed in connection with Prevail’s IPO, the Company is restricted from selling its common stock of Prevail prior to December 2019. As of September 30, 2019, no amounts have been realized by the Company related to its marketable securities of Prevail as there have been no sales of the securities.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2019
Cash equivalents:
Money market mutual funds	$—	$72,634	$—	$72,634
Corporate bonds	—	5,905	—	5,905
Total cash equivalents	—	78,539	—	78,539
Marketable securities:
U.S. government and federal agency securities	—	78,386	—	78,386
Certificates of deposit	—	7,616	—	7,616
Corporate bonds	—	221,691	—	221,691
Equity securities	29,840	—	—	29,840
Total marketable securities	29,840	307,693	—	337,533
Total cash equivalents and marketable securities	$29,840	$386,232	$—	$416,072

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2018
Cash equivalents:
Money market mutual funds	$—	$75,542	$—	$75,542
Total cash equivalents	—	75,542	—	75,542
Marketable securities:
U.S. government and federal agency securities	—	103,466	—	103,466
Certificates of deposit	—	8,992	—	8,992
Corporate bonds	—	282,561	—	282,561
Total marketable securities	—	395,019	—	395,019
Total cash equivalents and marketable securities	$—	$470,561	$—	$470,561

There were no transfers of financial instruments between levels of the fair value hierarchy during the nine months ended September 30, 2019.

Management estimates that the carrying amounts of its current accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Accounts receivable which contain non-current portions are recorded at their present values using a discount rate that is based on prevailing market rates and the credit profile of the licensee on the date the amounts are initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be significantly different from those that would be used as of September 30, 2019 to determine the present value of the receivables. Accordingly, management estimates that the carrying value of its non-current accounts receivable approximates the fair value of those instruments.

Non-marketable equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. As of December 31, 2018, non-marketable equity securities had a carrying value of $0.4 million and were included in other assets on the consolidated balance sheets. The Company did not identify any observable price changes or changes in circumstances that would have had an adverse effect on the fair value of the securities as of December 31, 2018. During the nine months ended September 30, 2019, all of the Company’s non-marketable equity securities were reclassified to marketable securities and as of September 30, 2019, the Company did not hold any non-marketable equity securities. No remeasurements or impairment losses were recorded on non-marketable equity securities during the three and nine months ended September 30, 2019 and 2018.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Lab equipment	$18,492	$14,417
Computer equipment and software	2,448	2,002
Furniture and fixtures	1,960	1,915
Leasehold improvements	17,831	11,751
Construction-in-progress	—	5,854
Total property and equipment	40,731	35,939
Accumulated depreciation and amortization	(12,444)	(7,237)
Property and equipment, net	$28,287	$28,702

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

The Company is involved in the construction project for the leased premises at 9800 Medical Center Drive, including having the responsibility to pay for a portion of the costs of non-normal tenant improvements such as finish work, mechanical, electrical and plumbing elements of the building, among other items. As of December 31, 2018, under the requirements of Topic 840, the Company was deemed the owner of the leased premises during the construction period for accounting purposes and certain estimated construction costs incurred and reported by the landlord were recorded as property and equipment, with a corresponding financing lease obligation, on the consolidated balance sheet. The Company has determined that it does not control the building during the construction period under the requirements of Topic 842. Accordingly, upon the adoption of Topic 842 on January 1, 2019, the Company derecognized property and equipment of $5.9 million for the cumulative costs of construction incurred by the landlord as well as the associated $5.9 million financing lease obligation. As of September 30, 2019, the Company had recorded $5.4 million of costs related to construction-in-progress at 9800 Medical Center Drive, which have been recorded as leasehold improvements within property and equipment on the consolidated balance sheets.

As of September 30, 2019, the right-of-use assets and lease liabilities related to the 9800 Medical Center Drive Lease have not been recorded on the Company’s consolidated balance sheets and will be measured and recognized on the commencement date of the lease, which is expected to occur in 2020 when the landlord delivers the newly constructed building to the Company.

In November 2019, the Company amended the 9800 Medical Center Drive Lease to expand the leased premises to include the entire rentable square footage of the building (the November 2019 Amendment). The November 2019 Amendment increased the leased square footage by approximately 38,000 square feet, expanding the total leased premises from approximately 139,000 square feet to approximately 177,000 square feet. Total additional lease payments related to the November 2019 Amendment are estimated to be $22.6 million over the lease term, which are subject to adjustment based on the actual square footage of the facility once constructed. Additionally, the November 2019 Amendment resulted in an increase in the Company’s tenant improvement allowance from $15.3 million to $19.5 million.

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

In May 2019, the 400 Madison Lease was amended to include additional office space and extend the term of the lease. Prior to the amendment, the lease was to expire in October 2020. Pursuant to the amendment, the Company vacated the original leased premises during the third quarter of 2019, upon which the landlord began the demolition of the original premises as well as the additional premises under the amended lease. Upon completion of the demolition, the landlord will deliver the entire expanded premises to the Company to make tenant improvements. The amended lease will expire approximately 7.5 years from the date the expanded premises are delivered to the Company, which occurred in October 2019. The Company will receive a $0.7 million tenant improvement allowance from the landlord to construct improvements to the leased premises.

As a result of the amendment in May 2019, the expiration of the lease term for the original premises under the 400 Madison Lease was adjusted from October 2020 to August 2019. Accordingly, upon the execution of the amendment in May 2019, the right-of-use assets and lease liabilities for the original premises were reduced by $0.4 million to account for the modification of the lease term. As of September 30, 2019, the Company did not have control of the original or additional leased premises under the amended lease and no right-of-use assets and lease liabilities under the 400 Madison Lease were recorded on the Company’s consolidated balance sheets. The right-of-use assets and lease liabilities related to the expanded premises for the extended lease term will be measured and recognized upon the delivery of the expanded premises to the Company to make tenant improvements, which occurred in October 2019.

The Company leases additional office and laboratory facilities in Rockville, Maryland, as well as laboratory and other equipment, under operating leases with various expiration dates through 2022.

Operating Lease Information

All of the Company’s leases are classified as operating leases. The following table summarizes the Company’s lease costs and supplemental cash flow information related to its operating leases (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$690	$2,088
Variable lease cost	164	463
Total lease cost	$854	$2,551

Cash paid for amounts included in operating lease liabilities	$757	$2,152
Right-of-use assets acquired through operating lease liabilities	$557	$222

Right-of-use assets acquired through operating lease liabilities for the nine months ended September 30, 2019 includes a reduction of $0.4 million related to the May 2019 amendment to the 400 Madison Lease for the adjustment of the lease term. Short-term lease expense for the three and nine months ended September 30, 2019 was not material and is included in operating lease cost in the table above. Variable lease cost under the Company’s operating leases includes items such as common area maintenance, utilities, taxes and other charges.

The weighted-average remaining lease term and weighted-average discount rate of the Company’s operating leases were as follows:

As of
September 30, 2019
Weighted-average remaining lease term (years)	2.7
Weighted-average discount rate	5.5%

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under leases that have not yet commenced and other operating leases to the amounts reported as operating lease liabilities on the consolidated balance sheet as of September 30, 2019 (in thousands):

	Leases	Other	Total
	Not Yet	Operating	Minimum Lease
	Commenced (a)	Leases	Payments
Undiscounted future minimum lease payments:
2019 (remainder of year)	$73	$521	$594
2020	413	3,057	3,470
2021	2,306	2,662	4,968
2022	5,420	631	6,051
2023	6,369	479	6,848
Thereafter	83,731	—	83,731
Total undiscounted future minimum lease payments	$98,312	$7,350	$105,662
Amount representing imputed interest		(524)
Total operating lease liabilities		6,826
Current portion of operating lease liabilities		(2,506)
Operating lease liabilities, non-current		$4,320

(a)

Includes undiscounted future minimum lease payments under the 9800 Medical Center Drive Lease and 400 Madison Lease which are not included in the lease liabilities reported on the consolidated balance sheet as of September 30, 2019. The actual timing and amounts of these payments are subject to adjustment based on the commencement dates and actual square footage of the leased premises. Accordingly, these amounts were estimates as of September 30, 2019.

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

Licenses and Collaborations

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

In April 2019, the Company amended its license from Penn to include exclusive license rights to certain know-how, including research data and other information, relating to the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease. In consideration for the additional licensed rights, and in addition to any consideration owed under the license prior to the amendment, the Company paid Penn an up-front fee and is obligated to pay milestone fees of up to $20.5 million upon the achievement of various development and sales-based milestones and additional royalties on net sales of licensed products for the treatment of CLN2 disease. Additionally, the amendment modifies the percentage of sublicense fees the Company is obligated to pay Penn on amounts the Company receives from third parties for the sublicensing of the licensed rights for the treatment of CLN2 disease.

Neurimmune AG

In July 2019, the Company entered into a collaboration and license agreement with Neurimmune AG (Neurimmune) pursuant to which the Company and Neurimmune will jointly develop and commercialize novel gene therapies using AAV vectors from the NAV Technology Platform to deliver human antibodies for chronic neurodegenerative diseases. The Company and Neurimmune will share all research and development costs for the first two years of the agreement, after which each party will have the option, on a target-by-target basis, to: (i) continue as a 50% partner in the collaboration; (ii) receive a phase-based worldwide royalty in lieu of continued development investment; or (iii) negotiate with the other party to lead the development and commercialization of the respective program. Unless the parties agree otherwise, upon the commercialization of any product candidates, if any, it is anticipated that profits and losses will be shared equally on a worldwide basis.

The Company evaluated the collaboration and license agreement with Neurimmune and determined that it is a collaborative arrangement within the scope of Topic 808, and that no unit of account under the arrangement should be accounted for as a transaction with a customer within the scope of Topic 606. In accordance with the Company’s accounting policies for collaborative arrangements, if Neurimmune’s development costs incurred under the collaboration exceed those incurred by the Company during a reporting period, the Company will recognize research and development expense and record a liability for the amount due to Neurimmune at the end of the period. Alternatively, if the Company’s development costs incurred under the collaboration exceed those incurred by the Neurimmune during a reporting period, the Company will recognize a reduction of research and development expenses and record an amount due from Neurimmune at the end of the period. During the three and nine months ended September 30, 2019, the Company recognized net research and development expenses of less than $0.1 million under the collaboration and license agreement with Neurimmune.

Clearside Biomedical, Inc.

In August 2019, the Company entered into an option and license agreement with Clearside Biomedical, Inc. (Clearside) pursuant to which the Company was granted an option to exclusively license the worldwide rights to certain patents related to Clearside’s proprietary, in-office SCS Microinjector™ for the delivery of RGX-314 to the suprachoroidal space to treat wet age-related macular degeneration (wet AMD), diabetic neuropathy (DR) and other diseases. The Company exercised its license option in October 2019, resulting in a payment of $1.6 million to Clearside upon exercise. Additionally, the Company is obligated to pay milestone fees of up to $136.0 million upon the achievement of various development and sales-based milestones, as well as royalties on net sales of licensed products using the SCS Microinjector. Clearside is responsible for supplying the SCS Microinjector to the Company to support all preclinical, clinical and commercial needs.

European Patent Office Proceeding

In June 2017, a third party filed an opposition with the European Patent Office (EPO) challenging the validity of a European patent owned by Penn for the AAV8 vector, which the Company has exclusively licensed (EU AAV8 Patent). The EPO conducted oral proceedings in October 2018 and upheld the validity of the EU AAV8 Patent subject to certain amendments made during the proceeding. Each party to the proceeding has appealed the EPO’s ruling. As of September 30, 2019 and December 31, 2018, the Company had not recorded any liabilities related to this matter nor does the Company believe this matter will have a material adverse impact on its business.

8. License and Royalty Revenue

As of September 30, 2019, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in one commercial product, Zolgensma, and in the development of more than 20 product candidates. Consideration to the Company under its license agreements may include: (i) up-front and annual fees, (ii) option fees to acquire additional licenses, (iii) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (iv) sublicense fees and (v) royalties on sales of licensed products. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

Development milestone payments are only included in the transaction price of each license and recognized as license revenue to the extent they are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of September 30, 2019, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $20.1 million upon the commencement of various stages of clinical trials, $31.0 million upon the submission of regulatory approval filings, $96.0 million upon the approval of commercial products by regulatory agencies and $207.0 million upon the achievement of specified sales targets for licensed products. To the extent the milestone payments are realized by the Company, the Company will be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of milestones by licensees is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

The following tables present changes in the balances of the Company’s receivables, contract assets and contract liabilities during the periods presented (in thousands):

	Balance at
	Beginning	Net Additions	Balance at
	of Period	(Deductions)	End of Period
Three Months Ended September 30, 2019
Receivables and contract assets:
Accounts receivable, current and non-current	$33,634	$9,886	$43,520
Contract assets	$—	$—	$—
Contract liabilities:
Deferred revenue, current and non-current	$3,333	$—	$3,333

	Balance at
	Beginning	Net Additions	Balance at
	of Period	(Deductions)	End of Period
Nine Months Ended September 30, 2019
Receivables and contract assets:
Accounts receivable, current and non-current	$31,599	$11,921	$43,520
Contract assets	$750	$(750)	$—
Contract liabilities:
Deferred revenue, current and non-current	$3,933	$(600)	$3,333

	Balance at
	Beginning	Net Additions	Balance at
	of Period	(Deductions)	End of Period
Three Months Ended September 30, 2018
Receivables and contract assets:
Accounts receivable, current and non-current	$5,224	$2,002	$7,226
Contract assets	$—	$2,000	$2,000
Contract liabilities:
Deferred revenue, current and non-current	$600	$—	$600

	Balance at
	Beginning	Net Additions	Balance at
	of Period	(Deductions)	End of Period
Nine Months Ended September 30, 2018
Receivables and contract assets:
Accounts receivable, current and non-current	$5,850	$1,376	$7,226
Contract assets	$350	$1,650	$2,000
Contract liabilities:
Deferred revenue, current and non-current	$—	$600	$600

The net increases in accounts receivable during the three and nine months ended September 30, 2019 were primarily attributable to royalties on net sales of Zolgensma, which commenced in the second quarter of 2019. During the three and nine months ended September 2019, the Company recognized royalty revenue of $9.2 million and $10.1 million, respectively, related to net sales of Zolgensma. As of September 30, 2019, the Company had recorded accounts receivable of $9.2 million related to Zolgensma royalties.

As of September 30, 2019, the Company had recorded deferred revenue, current and non-current, of $3.3 million which represents consideration received from licensees for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations consist of options granted to licensees that provide material rights to the licensee to acquire additional licenses from the Company. These performance obligations will be satisfied, and underlying revenue will be recognized, upon the exercise or expiration of the options. During the three and nine months ended September 30, 2019, the Company recognized zero million and $0.6 million, respectively, of license revenue that was included in deferred revenue at the beginning of the period as a result of options exercised by licensees during the period. The Company did not recognize any license revenue during the three and nine months ended September 30, 2018 that was included in deferred revenue at the beginning of the period.

During the three and nine months ended September 30, 2019, the Company recognized license revenue of $0.9 million and $4.6 million, respectively, from licenses delivered to licensees in prior periods as a result of changes in the transaction prices of its license agreements. Changes in the transaction prices during the three and nine months ended September 30, 2019 were primarily attributable to development milestones achieved or deemed probable of achievement during the period that were previously not considered probable of achievement. During the three and nine months ended September 30, 2018, the Company recognized license revenue of $4.1 million and $4.2 million, respectively, from licenses delivered to licensees in prior periods as a result of changes in the transaction prices of its license agreements. Changes in the transaction prices during the three and nine months ended September 30, 2018 were primarily attributable to development milestones achieved or deemed probable of achievement during the period that were previously not considered probable of achievement. Changes in the transaction price exclude revenue recognized from sublicense fees and royalties on sales of licensed products, which are excluded from the transaction price and recognized as revenue in the period that the underlying sales or sublicenses occur.

As of September 30, 2019, the Company had recorded total current and non-current accounts receivable of $43.5 million, of which $1.2 million had been billed to customers and $42.4 million was billable to customers in future periods. As of December 31, 2018, the Company had recorded total current and non-current accounts receivable of $31.6 million, of which $0.4 million had been billed to customers and $31.2 million was billable to customers in future periods.

Accounts receivable, current and non-current, as of September 30, 2019 and December 31, 2018 included $28.0 million and $26.0 million, respectively, related to the November 2018 license agreement with Abeona Therapeutics Inc. for the development and commercialization of treatments for various diseases. The Company believes that it is not exposed to significant credit risk related to accounts receivable due to the credit quality and history of collections from its significant customers. The Company is unaware of any concentrations of credit risk related to accounts receivable from significant customers with deteriorated credit quality. As of September 30, 2019 and December 31, 2018, the Company had not recognized any impairment losses on its receivables or contract assets from contracts with customers and no allowance for doubtful accounts was recorded.

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

As of September 30, 2019, the transaction price of the original March 2014 License was $11.0 million. The transaction price includes (i) the up-front payment in March 2014 of $2.0 million, (ii) the present value of aggregate annual fees payable to the Company over the term of the license and (iii) payments for development milestones achieved to date or which are deemed probable of achievement. The discounted portion of the annual fees represents the financing benefit provided to AveXis and is recognized as interest income from licensing over the term of the license. Variable consideration under the original March 2014 License, which has been excluded from the transaction price, includes $3.5 million in payments for remaining development milestones that had not yet been achieved and were not considered probable of achievement, as well as any potential sublicense fees or royalties on sales of licensed products, which will be recognized in the period of the underlying sales or sublicenses. The transaction price of the original March 2014 License increased by $3.5 million during the nine months ended September 30, 2019 as a result of development milestones achieved during the period which were previously excluded from the transaction price.

Upon its execution, the transaction price of the January 2018 Amendment was $132.1 million, which was fully recognized as license revenue upon the delivery of the modified license in January 2018. In May 2018, as a result of the acquisition of AveXis by Novartis, the transaction price was increased by $40.0 million to account for the acceleration of the sale-based milestone which was previously excluded from the transaction price. The $40.0 million increase in the transaction price was recognized as license revenue upon the completion of the change of control in May 2018 since the amended license had been fully delivered to AveXis. Additionally, due to the acceleration of the two $30.0 million payments originally due in January 2019 and January 2020, the Company recognized $6.1 million of interest income from licensing upon the completion of the change of control of AveXis, which represents the remaining present value discount on such payments as of the date of the change of control. As of September 30, 2019, the transaction price of the January 2018 Amendment was $172.1 million, which includes: (i) the $80.0 million payment in January 2018, (ii) the present value, as of the date of the January 2018 Amendment, of the two $30.0 million payments originally due in January 2019 and January 2020 and (iii) the $40.0 million sales-based milestone which was accelerated upon the change of control in May 2018. Variable consideration under the January 2018 Amendment, which has been excluded from the transaction price, includes the remaining sales-based milestone payment of $80.0 million, as well as any potential sublicense fees or royalties on sales of licensed products, which will be recognized in the period of the underlying sales or sublicenses. There were no increases in the transaction price of the January 2018 Amendment during the nine months ended September 30, 2019.

The Company recognized the following amounts under the March 2014 License with AveXis, as amended, which include amounts from both the original March 2014 License and the January 2018 Amendment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
License revenue	$—	$4,000	$3,500	$176,066
Zolgensma royalty revenue	9,182	—	10,106	—
Total license and royalty revenue	$9,182	$4,000	$13,606	$176,066

Interest income from licensing	$7	$8	$22	$7,958

As of September 30, 2019, the Company had recorded $9.4 million of accounts receivable from AveXis under the March 2014 License, as amended, of which $9.2 million were included in current assets and $0.2 million were included in non-current assets. As of December 31, 2018, the Company had recorded $0.2 million of accounts receivable from AveXis under the March 2014 License, as amended, of which less than $0.1 million were included in current assets and $0.2 million were included in non-current assets.

9. Stock-based Compensation

In January 2019, an additional 1,444,808 shares became available for issuance under the 2015 Equity Incentive Plan (the 2015 Plan). As of September 30, 2019, the total number of shares of common stock authorized for issuance under the 2015 Plan and the 2014 Stock Plan (the 2014 Plan) was 10,933,221, of which 2,189,562 remained available for future grants under the 2015 Plan.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$6,965	$4,309	$19,261	$11,248
Restricted stock units	69	69	206	206
Employee stock purchase plan	128	105	512	301
	$7,162	$4,483	$19,979	$11,755

As of September 30, 2019, the Company had $67.7 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.8 years.

The Company has recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$3,657	$1,940	$9,530	$5,364
General and administrative	3,505	2,543	10,449	6,391
	$7,162	$4,483	$19,979	$11,755

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2018	4,855	$19.31	7.6	$118,185
Granted	1,596	$47.82
Exercised	(684)	$8.07
Cancelled or forfeited	(237)	$33.74
Outstanding at September 30, 2019	5,530	$28.31	7.7	$69,769
Exercisable at September 30, 2019	2,827	$15.48	6.6	$60,340
Vested and expected to vest at September 30, 2019	5,530	$28.31	7.7	$69,769

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2019 was $31.84. During the nine months ended September 30, 2019, the total number of stock options exercised was 684,218, resulting in total proceeds of $5.5 million. The total intrinsic value of options exercised during the nine months ended September 30, 2019 was $27.8 million.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2018	40	$20.90
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance at September 30, 2019	40	$20.90

Employee Stock Purchase Plan

As of September 30, 2019, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 254,000, of which 133,586 remained available for future issuance. During the nine months ended September 30, 2019, 35,994 shares of common stock were issued under the 2015 ESPP.

10. Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including a three-year cumulative loss position as of September 30, 2019 and December 31, 2018, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its net deferred tax assets as of September 30, 2019 and December 31, 2018.

During the three and nine months ended September 30, 2019, the Company recognized income tax benefit of $0.2 million and $0.4 million, respectively, and income tax benefit (expense) in other comprehensive income (loss) of less than $0.1 million and $(0.6) million, respectively, related to net unrealized gains on available-for-sale debt securities. As of September 30, 2019, the Company had accrued $0.3 million related to this tax benefit, which is expected to be generated from losses in continuing operations in 2019 and is included in accrued expenses and other current liabilities on the consolidated balance sheet.

11. Related Party Transactions

FOXKISER LLP

Since 2016, the Company has been party to professional services agreements with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of a member of the Company’s Board of Directors, pursuant to which the Company pays a fixed monthly fee in consideration for certain strategic services provided by FOXKISER. Effective January 2019, the Company entered into a new professional services agreement with FOXKISER with similar terms and conditions as the previous agreements. The agreement was amended effective June 2019 to expand the services provided and increase the monthly fee, and the amended agreement expires in December 2020. Expenses incurred under the agreements with FOXKISER for the three and nine months ended September 30, 2019 were $1.2 million and $2.9 million, respectively. Expenses incurred under the agreements with FOXKISER for the three and nine months ended September 30, 2018 were $0.5 million and $1.6 million, respectively. Expenses incurred under the agreements with FOXKISER are recorded as research and development expenses in the consolidated statements of operations and comprehensive income (loss).

12. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic net income (loss) per share:
Net income (loss) applicable to common stockholders	$(34,584)	$(19,202)	$(68,269)	$95,631
Shares used in computation:
Weighted-average common shares outstanding	36,813	33,988	36,618	32,576
Basic net income (loss) per share	$(0.94)	$(0.56)	$(1.86)	$2.94
Diluted net income (loss) per share:
Net income (loss) applicable to common stockholders	$(34,584)	$(19,202)	$(68,269)	$95,631
Shares used in computation:
Weighted-average common shares outstanding	36,813	33,988	36,618	32,576
Stock options	—	—	—	3,268
Restricted stock units	—	—	—	31
Weighted-average diluted common shares	36,813	33,988	36,618	35,875
Diluted net income (loss) per share	$(0.94)	$(0.56)	$(1.86)	$2.67

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options issued and outstanding	5,530	5,171	5,530	1,128
Unvested restricted stock units outstanding	40	40	40	—
Employee stock purchase plan	16	4	16	4
	5,586	5,215	5,586	1,132

13. Supplemental Disclosures

Accrued expenses and other current liabilities consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued personnel costs	$8,869	$9,484
Accrued external research and development expenses	4,390	4,274
Accrued sublicense fees and royalties	3,245	1,617
Accrued external general and administrative expenses	1,137	773
Accrued income taxes payable	508	726
Accrued purchases of property and equipment	349	221
Other accrued expenses and current liabilities	733	69
	$19,231	$17,164

Other liabilities of $1.8 million and $2.5 million reported as of September 30, 2019 and December 31, 2018, respectively, consist of accrued sublicense fees payable to licensors in periods beyond 12 months from the reporting date.

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

Overview of Product Candidates

We have developed an internal pipeline of product candidates, including ophthalmologic, central nervous system (CNS) and liver-directed therapies. Our therapeutic programs are comprised of both adeno-associated virus (AAV)-mediated antibodies for chronic diseases and gene therapy candidates for rare monogenic diseases.

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

We have been informed by the U.S. Food and Drug Administration (the FDA) that they are assessing aspects of the surgical delivery system for RGX-314, specifically the use of certain third-party commercially available devices that are used to deliver RGX-314 in our Phase I/IIa trial for the treatment of wet AMD. While discussions with the FDA are ongoing, the investigational new drug (IND) application for the trial has been placed on partial clinical hold, which is not related to the gene therapy product itself. As a result, we expect to initiate a Phase IIb trial in subjects with wet AMD and file an IND application with the FDA for a Phase II trial to evaluate RGX-314 for the treatment of diabetic retinopathy in the first quarter of 2020.

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

Gene therapy programs for the potential treatment of rare monogenic diseases

•

RGX-501: We are developing RGX-501 for the treatment of homozygous familial hypercholesterolemia (HoFH), a severe genetic disease characterized by premature and aggressive plaque buildup, life threatening coronary artery disease and aortic valve disease predominantly due to abnormalities in the function or expression of the low-density lipoprotein receptor. We have completed dosing of patients in the second cohort of the Phase I/II clinical trial for RGX-501 with corticosteroid prophylaxis.

•

RGX-121: We are developing RGX-121 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type II (MPS II), a severe genetic lysosomal storage disease caused by deficiency of iduronate-2-sulfatase (IDS), an enzyme that is responsible for breakdown of cellular waste products. Subject enrollment has been completed in the first of two dose cohorts in the Phase I/II clinical trial for RGX-121.

•

RGX-111: We are developing RGX-111 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type I (MPS I), a severe genetic lysosomal storage disease caused by deficiency of α-l-iduronidase (IDUA), an enzyme required for breakdown of cellular waste products. Recruitment, screening and additional site activations are ongoing in the Phase I clinical trial for RGX-111. In October 2019, RGX-111 was administered to a subject with MPS I through an investigator-initiated study.

•

RGX-181: We are developing RGX-181 for the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease, one of the most common forms of Batten disease, caused by mutations in the tripeptidyl peptidase 1 (TPP1) gene. We plan to file an IND application, or foreign equivalent, for RGX-181 for the treatment of CLN2 to the FDA, or a foreign regulatory authority, in the second half of 2020 to enable initiation of a first-in-human clinical trial.

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

RGX-314 Update

In our Phase I/IIa trial for RGX-314, as of October 9, 2019, all 42 subjects with wet AMD have received a single administration of RGX-314 across five dose cohorts. To qualify for inclusion in the trial, participants were required to have a history of frequent anti-vascular endothelial growth factor (VEGF) treatments (including at least four anti-VEGF injections in the eight months preceding trial enrollment) and a documented history of response to anti-VEGF therapy. The trial design included doses of 3 x 109 (Cohort 1), 1 x 1010 (Cohort 2), 6 x 1010 (Cohort 3), 1.6 x 1011 (Cohort 4) and 2.5 x 1011 (Cohort 5) genome copies (GC)/eye. Subjects will be assessed every four weeks to the six-month primary endpoint, with long-term follow-up continuing for two years. Below is a summary of the preliminary results of our Phase I/IIa trial as of October 9, 2019:

•	RGX-314 continues to be well-tolerated across all five dose cohorts, with no drug related serious adverse events (SAEs) reported.
•

Dose-dependent increases in RGX-314 protein expression levels, as measured from aqueous samples by electrochemiluminescence immunoassay (ECL) at approximately one month after administration of RGX-314, have been observed across all doses.

•

Up to six months after administration of RGX-314, subjects in Cohort 5 demonstrated a reduction of over 80% from the mean annualized anti-VEGF injection rate during the 12 months prior to administration of RGX-314, and 75% of subjects in Cohort 5 remained free of anti-VEGF injections, with mean improvement in vision and retinal thickness.

•

Durable effects on vision and retinal thickness have been demonstrated over 1.5 years in Cohort 3, and 50% of subjects remain free of anti-VEGF injections more than 1.5 years after RGX-314 administration.

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively license our proprietary adeno-associated virus (AAV) gene therapy delivery platform (NAV Technology Platform) to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of September 30, 2019, our NAV Technology Platform was being applied in the one FDA approved product, and the clinical development of 15 partnered product candidates, with over 20 partnered programs in total. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform, and creating potential additional revenue.

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

Royalty revenue to date consists of royalties on net sales of Zolgensma®, which is marketed by AveXis, Inc. (AveXis), a wholly owned subsidiary of Novartis AG (Novartis), for use in children less than two years old with spinal muscular atrophy (SMA). Zolgensma is a licensed product under our March 2014 license agreement, as amended, with AveXis for the development and commercialization of treatments for SMA.

Future license and royalty revenues are dependent on the successful development and commercialization of licensed products by our licensees, which is uncertain, and revenues may fluctuate significantly from period to period. Additionally, we may never receive consideration in our license agreements that is contemplated on option fees, development and sales-based milestone payments, royalties on sales of licensed products or sublicense fees, given the contingent nature of these payments. Our revenues are concentrated among a low number of licensees and licenses are terminable at the option of the licensee. The termination of our licenses by licensees may materially impact the amount of revenue we recognize in future periods.

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

Up-front fees incurred in obtaining technology licenses for research and development activities, as well as associated milestone payments, are expensed as incurred if the technology licensed has no alternative future use.

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
•

preclinical research and development for our RGX-314 program with the SCS MicroinjectorTM licensed from Clearside Biomedical, Inc. for the treatment of wet AMD, diabetic retinopathy and other conditions for which anti-VEGF treatment is currently the standard of care;

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

The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Direct Expenses
RGX-314	$9,170	$1,451	$15,156	$4,599
RGX-501	1,325	1,065	3,390	10,103
RGX-121	775	829	2,848	2,620
RGX-111	645	209	2,253	2,361
RGX-181	1,448	2,103	6,751	2,103
Total direct expenses	13,363	5,657	30,398	21,786
Unallocated Expenses
Unallocated external expenses	5,631	2,908	14,486	8,561
Personnel-related	13,345	7,929	36,159	23,709
Facilities and depreciation expense	2,422	1,386	6,918	3,947
Other unallocated	931	628	2,417	1,541
Total unallocated expenses	22,329	12,851	59,980	37,758
Total research and development	$35,692	$18,508	$90,378	$59,544

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

Our license agreements are accounted for as contracts with customers within the scope of Topic 606. At the inception of each license agreement, we determine the contract term for purposes of applying the requirements of Topic 606. Licenses are generally terminable at the option of the licensee with advance notice to us. For each license, we evaluate these termination rights to determine whether a substantive termination penalty would be incurred by the licensee upon termination. If the licensee incurs a substantive termination penalty upon termination, the contract term for revenue recognition purposes is generally equal to the stated term of the license, which is the life of the underlying licensed patents. Alternatively, if the licensee does not incur a substantive termination penalty upon termination, the contract term for revenue recognition purposes may be shorter than the stated term of the license, in which case the termination rights may be accounted for as contract renewal options. The determination of whether a substantive termination penalty is associated with the termination rights requires significant judgment. In making this determination, we consider, among other things, the nature of the intellectual property rights that would be returned to us upon termination, including the exclusivity of the licensed rights and the stage of development of the licensed products, the payment terms, including the amount and timing of non-refundable or guaranteed payments, and the business purpose of the termination rights granted to the licensee. Generally, the most significant judgment in determining whether a substantive termination penalty exists is the related to amount of any up-front or guaranteed non-refundable payments relative to the amount of annual payments that may be avoided by the licensee upon termination of the license. We consider all of the facts and circumstances relevant to each license when making this determination.

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

Upon the adoption of Topic 842, we recorded operating lease right-of-use assets of $7.4 million and operating lease liabilities of $8.4 million for our leases which were in effect and had commenced prior to January 1, 2019 and had original lease terms of more than 12 months. We also derecognized current and non-current deferred rent liabilities of $1.4 million and prepaid expenses, other current assets and other assets of $0.4 million upon the adoption of Topic 842. Additionally, upon the adoption of Topic 842, we derecognized $5.9 million of property and equipment and $5.9 million of financing lease obligations related to construction-in-progress at 9800 Medical Center Drive, as we do not control the building during the construction period under the requirements of Topic 842. The cumulative impact of the adoption of Topic 842 resulted in an increase in accumulated deficit of less than $0.1 million on January 1, 2019. The adoption of Topic 842 did not have a material impact on our results of operations for the three and nine months ended September 30, 2019, nor do we believe it will have a material impact on future results of operations based on our current leasing arrangements.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)
Revenues
License and royalty revenue	$14,700	$5,306	$9,394	$23,465	$177,728	$(154,263)
Total revenues	14,700	5,306	9,394	23,465	177,728	(154,263)
Operating Expenses
Cost of revenues	2,494	517	1,977	4,450	6,797	(2,347)
Research and development	35,692	18,508	17,184	90,378	59,544	30,834
General and administrative	12,402	9,008	3,394	37,365	25,706	11,659
Other operating expenses (income)	8	(2)	10	(54)	31	(85)
Total operating expenses	50,596	28,031	22,565	132,139	92,078	40,061
Income (loss) from operations	(35,896)	(22,725)	(13,171)	(108,674)	85,650	(194,324)
Other Income
Interest income from licensing	716	109	607	2,091	8,362	(6,271)
Investment income	431	2,122	(1,691)	37,950	4,177	33,773
Total other income	1,147	2,231	(1,084)	40,041	12,539	27,502
Income (loss) before income taxes	(34,749)	(20,494)	(14,255)	(68,633)	98,189	(166,822)
Income Tax Benefit (Expense)	165	1,292	(1,127)	364	(2,558)	2,922
Net income (loss)	$(34,584)	$(19,202)	$(15,382)	$(68,269)	$95,631	$(163,900)

Comparison of the Three Months Ended September 30, 2019 and 2018

License and Royalty Revenue. License and royalty revenue increased by $9.4 million, from $5.3 million for the three months ended September 30, 2018 to $14.7 million for the three months ended September 30, 2019. The increase was primarily attributable to $9.2 million of royalty revenue recognized during the three months ended September 30, 2019 related to net sales of Zolgensma. Commercial sales of Zolgensma commenced in the second quarter of 2019. We are also eligible to receive a milestone payment of $80.0 million from AveXis upon the achievement of $1.0 billion in cumulative net sales of Zolgensma. The increase in license and royalty revenue during the three months ended September 30, 2019 resulted in a corresponding increase cost of revenues incurred during the period related to royalties that we are obligated to pay to our licensors.

Research and Development Expense. Research and development expenses increased by $17.2 million, from $18.5 million for the three months ended September 30, 2018 to $35.7 million for the three months ended September 30, 2019. The increase was primarily attributable to the following:

•	an increase of $5.2 million for personnel costs as a result of increased headcount of research and development personnel, including a $1.7 million increase in stock-based compensation expense;
•	an increase of $5.2 million for external costs associated with clinical trial activities for our lead product candidates;
•	an increase of $3.2 million for external costs associated with manufacturing-related services; and
•

an increase of $1.7 million for laboratory costs and facilities used by research and development personnel, including a $0.9 million increase in depreciation expense allocated to research and development functions.

General and Administrative Expense. General and administrative expenses increased by $3.4 million, from $9.0 million for the three months ended September 30, 2018 to $12.4 million for the three months ended September 30, 2019. The increase was primarily attributable to the following:

•	an increase of $2.0 million for personnel costs as a result of increased headcount of general and administrative personnel, including a $1.0 million increase in stock-based compensation expense; and
•	an increase of $0.4 million for professional services, including commercial, legal, accounting and other advisory services.

Investment Income. Investment income decreased by $1.7 million, from $2.1 million for the three months ended September 30, 2018 to $0.4 million for the three months ended September 30, 2019. The increase was primarily attributable to an unrealized loss of $2.2 million recognized during the three months ended September 30, 2019 related to our marketable equity securities of Prevail Therapeutics Inc. (Prevail). We acquired the securities as consideration for a commercial license to the NAV Technology Platform granted to Prevail in August 2017. Prevail completed its initial public offering (IPO) in June 2019. Pursuant to a lock-up agreement executed in connection with Prevail’s IPO, we are restricted from selling our common stock of Prevail prior to December 2019. As of September 30, 2019, no amounts have been realized by us related to our marketable equity securities of Prevail as there have been no sales of the securities. Significant fluctuations in the fair value of the securities may occur from period to period.

Comparison of the Nine Months Ended September 30, 2019 and 2018

License and Royalty Revenue. License and royalty revenue decreased by $154.3 million, from $177.7 million for the nine months ended September 30, 2018 to $23.5 million for the nine months ended September 30, 2019. The decrease was primarily attributable to $176.1 million of non-recurring license revenue recognized during the nine months ended September 30, 2018 under our amended March 2014 license agreement with AveXis. The decrease was partially offset by $10.1 million of royalty revenue recognized during the nine months ended September 30, 2019 related to net sales of Zolgensma. Commercial sales of Zolgensma commenced in the second quarter of 2019. We are also eligible to receive a milestone payment of $80.0 million from AveXis upon the achievement of $1.0 billion in cumulative net sales of Zolgensma. The decrease in license and royalty revenue during the nine months ended September 30, 2019 resulted in a corresponding decrease in cost of revenues incurred during the period related to sublicense fees that we are obligated to pay to our licensors.

Research and Development Expense. Research and development expenses increased by $30.8 million, from $59.5 million for the nine months ended September 30, 2018 to $90.4 million for the nine months ended September 30, 2019. The increase was primarily attributable to the following:

•	an increase of $12.2 million for personnel costs as a result of increased headcount of research and development personnel, including a $4.2 million increase in stock-based compensation expense;
•	an increase of $6.7 million for external costs associated with clinical trial activities for our lead product candidates;
•

an increase of $4.5 million for laboratory costs and facilities used by research and development personnel, including a $2.5 million increase in depreciation expense allocated to research and development functions; and

•	an increase of $3.9 million for external costs associated with manufacturing-related services.

General and Administrative Expense. General and administrative expenses increased by $11.7 million, from $25.7 million for the nine months ended September 30, 2018 to $37.4 million for the nine months ended September 30, 2019. The increase was primarily attributable to the following:

•	an increase of $6.5 million for personnel costs as a result of increased headcount of general and administrative personnel, including a $4.1 million increase in stock-based compensation expense; and
•	an increase of $2.5 million for professional services, including commercial, legal, accounting and other advisory services.

Interest Income from Licensing. Interest income from licensing decreased by $6.3 million, from $8.4 million for the nine months ended September 30, 2018 to $2.1 million for the nine months ended September 30, 2019. The decrease was primarily attributable to $8.0 million of interest income recognized during the nine months ended September 30, 2018 under our amended March 2014 license agreement with AveXis.

Investment Income. Investment income increased by $33.8 million, from $4.2 million for the nine months ended September 30, 2018 to $38.0 million for the nine months ended September 30, 2019. The increase was primarily attributable to an unrealized gain of $29.4 million recognized during the nine months ended September 30, 2019 related to our marketable equity securities of Prevail. We acquired the securities as consideration for a commercial license to the NAV Technology Platform granted to Prevail in August 2017.

Prevail completed its IPO in June 2019. Prior to Prevail’s IPO, the securities were accounted for as non-marketable equity securities without a readily determinable fair value and had a carrying value of $0.4 million. Upon Prevail’s IPO in June 2019, the securities were reclassified to marketable securities and are measured at fair value. Pursuant to a lock-up agreement executed in connection with Prevail’s IPO, we are restricted from selling our common stock of Prevail prior to December 2019. As of September 30, 2019, no amounts have been realized by us related to our marketable equity securities of Prevail as there have been no sales of the securities. Significant fluctuations in the fair value of the securities may occur from period to period.

Liquidity and Capital Resources

As of September 30, 2019, we had cash, cash equivalents and marketable securities of $417.1 million, which were primarily derived from the sale of common stock as well as revenues generated from the licensing of our NAV Technology Platform. We expect that our cash, cash equivalents and marketable securities as of September 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan.

Commercial sales of Zolgensma commenced in the second quarter of 2019, upon which we began recognizing royalty revenue on net sales of the licensed product. We are also eligible to receive, in addition to other development milestone payments, a milestone payment of $80.0 million from AveXis upon the achievement of $1.0 billion in cumulative net sales of Zolgensma.

During the nine months ended September 30, 2019, we recognized an unrealized gain of $29.4 million related to our marketable equity securities of Prevail. As of September 30, 2019, our marketable equity securities of Prevail had a fair value of $29.8 million. We are restricted from selling our common stock of Prevail prior to December 2019, and significant fluctuations in the fair value of the securities may occur from period to period.

We have incurred cumulative losses since our inception and had an accumulated deficit of $151.4 million as of September 30, 2019. Our transition to recurring profitability is dependent upon the successful development, approval and commercialization of our product candidates and achieving a level of revenues adequate to support our cost structure. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect our capital expenditures will increase significantly in the future for costs associated with building out additional office, laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$(82,199)	$108,788
Net cash provided by (used in) investing activities	79,405	(212,176)
Net cash provided by financing activities	6,827	199,155
Net increase in cash and cash equivalents and restricted cash	$4,033	$95,767

Operating Activities

Our net cash used in operating activities for the nine months ended September 30, 2019 increased by $191.0 million from the nine months ended September 30, 2018. The change was primarily attributable to $180.0 million in license payments we received during the nine months ended September 30, 2018 related to the amendment of our March 2014 license agreement with AveXis, as well as an increase in operating expenses in the nine months ended September 30, 2019. The increase in operating expenses was primarily attributable to increased employee headcount and external research and development expenses as we continue the development and advancement of our lead product candidates.

For the nine months ended September 30, 2019, our net cash used in operating activities of $82.2 million consisted of a net loss of $68.3 million, $7.1 million in adjustments for non-cash items and changes in working capital of $6.9 million. Adjustments for non-

cash items primarily consisted of an unrealized gain on our marketable equity securities of Prevail of $29.4 million, imputed interest earned from our license agreements of $2.1 million and net accretion of discounts on marketable debt securities of $1.1 million, and were partially offset by stock-based compensation expenses of $20.0 million and depreciation and amortization expense of $5.2 million. The changes in working capital were primarily attributable to an increase in accounts receivable of $10.7 million, an increase in other assets of $2.2 million and an increase in prepaid expenses of $1.4 million, and were partially offset by an increase in accounts payable of $5.3 million and a decrease in other current assets of $1.3 million. The increase in accounts receivable was largely driven by royalties on net sales of Zolgensma during the third quarter of 2019 which were recorded as accounts receivable as of September 30, 2019. The increases in prepaid expenses and other assets were largely driven by an increase in the amounts we were billed by service providers as of September 30, 2019 which are applicable to future periods of performance, including periods beyond 12 months from September 30, 2019.

For the nine months ended September 30, 2018, our net cash provided by operating activities of $108.8 million consisted of net income of $95.6 million, $7.0 million in adjustments for non-cash items and changes in working capital of $6.2 million. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $11.8 million, depreciation and amortization expense of $2.7 million and net amortization of premiums on marketable debt securities of $0.9 million and were partially offset by imputed interest earned from our license agreements of $8.4 million. The changes in working capital were primarily attributable to a decrease in accounts receivable of $7.0 million and an increase in accrued expenses and other current liabilities of $3.4 million, and were partially offset by an increase in prepaid expenses and other current assets of $4.0 million.

Investing Activities

For the nine months ended September 30, 2019, net cash provided by investing activities consisted of $218.0 million in sales and maturities of marketable securities, offset by $127.9 million to purchase marketable securities and $10.7 million to purchase property and equipment.

For the nine months ended September 30, 2018, net cash used in investing activities consisted of $319.9 million to purchase marketable securities and $8.4 million to purchase property and equipment, offset by $116.1 million in sales and maturities of marketable securities.

Financing Activities

For the nine months ended September 30, 2019, net cash provided by financing activities consisted of $6.8 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

For the nine months ended September 30, 2018, net cash provided by financing activities consisted of $189.3 million in aggregate net proceeds from a follow-on public offering of common stock, net of underwriting discounts and commissions and additional offering expenses we paid during the period, and $9.9 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

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

We expect that our cash, cash equivalents and marketable securities as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan. We intend to devote the majority of our current capital to clinical development and seeking regulatory approval of our product candidates. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the amount of increased capital outlays and operating expenditures necessary to complete the development of our product candidates. Additionally, our estimates are based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

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

Our commitments also include obligations to our licensors under our in-license agreements, which may include sublicense fees, milestones fees, royalties and reimbursement of patent maintenance costs. Sublicense fees are due to the licensors when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license fees we receive from the sublicensees. Based on license fees we have received from sublicensees or recorded as accounts receivable as of September 30, 2019, we have accrued $3.1 million of sublicense fees payable to our licensors, of which $1.3 million is expected to be paid within 12 months and $1.8 million is expected to be paid in periods beyond 12 months. The actual amount of sublicense fees payable in future periods could differ materially if new licenses are granted to sublicensees, existing licenses are terminated by sublicensees or if certain other contingent consideration, such as milestone payments, is received from sublicensees in the future. Accordingly, the amount of sublicense fees payable in future periods is not fixed and determinable and therefore is not included in the table below. Milestone fees are payable by us upon our future achievement of certain development and regulatory milestones. Royalties are payable by us based on a percentage of net sales of licensed products. Maintenance costs are reimbursements to the licensors for maintaining licensed patents. These amounts are not fixed and determinable and therefore are not included in the table below.

We have entered into a number of long-term leases for office and laboratory space in Rockville, Maryland and New York, New York, as well as a number of laboratory and other equipment leases. The table below includes the future minimum lease payments under our lease agreements.

The following table summarizes our contractual obligations as of September 30, 2019, excluding the items discussed above related to vendor contracts, purchase commitments and license commitments:

		Remainder	2020 and	2022 and	2024 and
	Total	of 2019	2021	2023	Thereafter
	(in thousands)
Future minimum lease payments	$105,662	$594	$8,438	$12,899	$83,731
Total contractual obligations	$105,662	$594	$8,438	$12,899	$83,731

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For information regarding market risk, refer to Item 7A, “Qualitative and Quantitative Disclosures About Market Risk,” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our exposure to market risk during the nine months ended September 30, 2019.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. There have been no material changes from the risk factors previously disclosed in such filings, other than the risk factors set forth below:

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

We have been informed by the FDA that they are assessing aspects of the surgical delivery system for RGX-314, specifically the use of certain third-party commercially available devices that are used to deliver RGX-314 in our Phase I/IIa trial for the treatment of wet age-related macular degeneration (wet AMD). While discussions with the FDA are ongoing, the investigational new drug (IND) application for the trial has been placed on partial clinical hold, which is not related to the gene therapy product itself. The FDA may decide not to lift the partial clinical hold promptly, if at all. If the FDA does not lift the partial clinical hold or maintains the hold for longer than we expect, then our business may be materially harmed.

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
•

imposition of a clinical hold by regulatory authorities, as the FDA has done with our IND application for RGX-314 for the treatment of wet AMD, including as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites;

•	failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;
•	failure to perform in accordance with the FDA good clinical practice (GCP), or applicable regulatory guidelines in the European Union and other countries;
•	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform;
•	delays in having subjects complete participation in a trial or return for post-treatment follow-up;
•	clinical trial sites or subjects dropping out of a trial;
•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors; or
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

Additionally, if the results of our planned clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

•	be delayed in obtaining marketing approval for our product candidates, if at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to changes in the way the product is administered;
•	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing or other requirements;
•	have regulatory authorities withdraw, vary or suspend their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation;
•	be subject to the addition of labeling statements, such as warnings or contraindications;
•	be sued; or
•	experience damage to our reputation.

Risks Related to the Commercialization of Our Product Candidates

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

We have been informed by the FDA that they are assessing aspects of the surgical delivery system for RGX-314, specifically the use of certain third-party commercially available devices that are used to deliver RGX-314 in our Phase I/IIa trial for the treatment of wet AMD. While discussions with the FDA are ongoing, the IND application for the trial has been placed on partial clinical hold, which is not related to the gene therapy product itself. The FDA may decide not to lift the partial clinical hold promptly, if at all. If the FDA does not lift the partial clinical hold or maintains the hold for longer than we expect, then we may not achieve our projected development goals for RGX-314 in the time frames we have announced, or at all, the commercialization of RGX-314 may be delayed or never achieved and, as a result, our stock price may decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On November 4, 2019, we entered into the second amendment (the Lease Amendment) to our lease agreement with ARE Maryland No. 24, LLC relating to a building (the Building) being constructed at 9800 Medical Center Drive in Rockville, Maryland (the 9800 Medical Center Drive Lease).

The Lease Amendment expands the premises under the 9800 Medical Center Drive Lease (the Premises) by approximately 38,000 rentable square feet (rsf), including approximately 6,000 rsf on the first floor of the Building and approximately 32,000 rsf on the second floor the Building, resulting in all of the rentable square footage of the Building being included in the Premises. The additional future minimum lease payments resulting from the expansion of the Premises pursuant to the Lease Amendment are expected to total $22.6 million, subject to adjustment upon confirmation of the rentable area of the Premises,

The foregoing descriptions of certain terms of the Lease Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of the Lease Amendment, which is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	3.1	9/22/15

3.2	Amended and Restated Bylaws	8-K	3.2	9/22/15

10.1	Second Amendment to Lease dated November 4, 2019 between the Company and ARE-Maryland No. 24, LLC				X

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets

(ii) Consolidated Statements of Operations and Comprehensive Income (Loss)

(iii) Consolidated Statements of Stockholders’ Equity

(iv) Consolidated Statements of Cash Flows

(v) Notes to Consolidated Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 formatted in Inline XBRL (included in Exhibit 101)

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

REGENXBIO Inc.

Dated: November 5, 2019	/s/ Kenneth T. Mills
Kenneth T. Mills
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2019	/s/ Vittal Vasista
Vittal Vasista
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)