Form 10-K
period 2019-12-31
REGENXBIO Inc.
filed 2020-02-26
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-37553

REGENXBIO Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1851754

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9600 Blackwell Road, Suite 210 Rockville, MD	20850

(Address of principal executive offices)	(Zip Code)

(240) 552-8181

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	RGNX	The Nasdaq Global Select Market

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 30, 2019, the last business day of the registrant’s most recently completed second quarter, was $1,355,505,892.

As of February 21, 2020, there were 37,139,199 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement with respect to the registrant’s 2020 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

REGENXBIO INC.

Form 10-K

PART I

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements express a belief, expectation or intention and are generally accompanied by words that convey projected future events or outcomes such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “assume,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or by variations of such words or by similar expressions. We have based these forward-looking statements on our current expectations and assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks, uncertainties, assumptions and other important factors, including, but not limited to:

•	the ability to obtain and maintain regulatory approval of our product candidates and the labeling for any approved products;
•	the timing of enrollment, commencement and completion and the success of our clinical trials;
•	the timing of commencement and completion and the success of preclinical studies conducted by us and our development partners;
•	the timely development and launch of new products;
•	the scope, progress, expansion and costs of developing and commercializing our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidates and technology;
•	our expectations regarding the development and commercialization of product candidates currently being developed by third parties that utilize our technology;
•	our anticipated growth strategies;
•	our expectations regarding competition;
•	the anticipated trends and challenges in our business and the market in which we operate;
•	our ability to attract or retain key personnel;
•	the size and growth of the potential markets for our product candidates and the ability to serve those markets;
•	the rate and degree of market acceptance of any of our products that are approved;
•	our ability to establish and maintain development partnerships;
•	our expectations regarding our expenses and revenue;
•	our expectations regarding regulatory developments in the United States and foreign countries; and
•	the use or sufficiency of our cash and cash equivalents and needs for additional financing.

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

Overview

We are a leading clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. Our gene therapy product candidates are designed to deliver functional genes to address genetic defects in cells, enabling the production of therapeutic proteins or antibodies that are intended to impact disease. Through a single administration, gene therapy could potentially alter the course of disease significantly and deliver improved patient outcomes with long-lasting effects.

Our gene therapy product candidates use adeno-associated virus (AAV) vectors from our proprietary gene delivery platform, which we call our NAV® Technology Platform. AAV vectors are non-replicating viral delivery vehicles that are not known to cause disease. Our NAV Technology Platform consists of exclusive rights to a large portfolio of vectors, including AAV7, AAV8, AAV9, AAVrh10 and more than 100 other novel AAV vectors (NAV Vectors). We believe this platform forms a strong foundation for our current programs and with our ongoing research and development, we expect to continue to expand the platform.

We have developed a broad pipeline of gene therapy programs using our NAV Technology Platform to address genetic diseases through two modalities: AAV-mediated antibody delivery and monogenic gene replacement. The AAV-mediated antibody delivery modality is designed to treat serious and chronic diseases by delivering the genes necessary for the sustained production of therapeutic antibodies in vivo. Our monogenic gene replacement approach builds upon the well-understood mechanism of replacing a dysfunctional or missing gene with a functional copy of the gene in order to enable sustained production of necessary proteins.

Gene Therapy Using NAV Vectors for AAV-Mediated Antibody Delivery

Our product candidate RGX‑314 consists of the NAV AAV8 vector designed to deliver a gene encoding a therapeutic antibody fragment which inhibits vascular endothelial growth factor (VEGF). RGX-314 is being developed as a novel, single- administration gene therapy for the treatment of wet age-related macular degeneration (wet AMD), diabetic retinopathy (DR), and other additional chronic retinal conditions which cause total or partial vision loss for millions of patients in the United States, Europe and Japan. We are advancing two separate routes of administration of RGX-314 to the eye, through a standardized subretinal delivery procedure as well as by delivery to the suprachoroidal space using the SCS Microinjector™ licensed from Clearside Biomedical, Inc.

In May 2019, we completed enrollment in the Phase I/IIa dose escalation trial of RGX-314 delivered subretinally for the treatment of wet AMD, and we announced interim data in October 2019. We plan to initiate a pivotal program for the subretinal delivery of RGX-314 for the treatment of wet AMD in the second half of 2020. We plan to initiate a Phase II trial of the suprachoroidal delivery of RGX-314 using the SCS Microinjector for the treatment of wet AMD in the first half of 2020. In addition, we expect to submit an investigational new drug application (IND) for the suprachoroidal delivery of RGX-314 for the treatment of DR in the first half of 2020 and plan to initiate a Phase II trial in DR in the second half of 2020.

In July 2019, we announced the development of a gene therapy candidate for the treatment of Hereditary Angioedema (HAE), which consists of the NAV AAV8 vector designed to deliver a gene encoding a therapeutic antibody against plasma kallikrein. Plasma kallikrein is a key protein of the plasma contact pathway which is left unregulated in patients with HAE. We expect to select a lead product candidate in the first half of 2020 and provide a program update in the second half of 2020.

We have also established a research program in partnership with Neurimmune AG, a leading clinical-stage Swiss biotechnology company, to discover and develop novel gene therapies using NAV Vectors to deliver antibodies against targets implicated in chronic neurodegenerative diseases, including tauopathies and alpha-synucleinopathies. We expect to provide a program update in the second half of 2020.

Gene therapy using NAV Vectors for Monogenic Gene Replacement

We are developing gene therapy product candidates using a monogenic gene replacement approach, in which we use a NAV Vector designed to deliver a functional copy of a gene in order to enable sustained production of necessary proteins. Our programs using this approach include NAV AAV9-based gene therapies designed to address the unmet neurological symptoms of severe genetic lysosomal storage diseases. These rare diseases include Mucopolysaccharidosis Type II (MPS II), Mucopolysaccharidosis Type I (MPS I) and late infantile neuronal ceroid lipofuscinosis type II (CLN2 disease). MPS II is caused by deficiency of the IDS gene, which encodes the iduronate‑2‑sulfatase (I2S) enzyme; MPS I is caused by deficiency of the IDUA gene, which encodes the α-l-iduronidase (IDUA) enzyme; and CLN2 disease is caused by deficiency of the TPP1 gene, which encodes the tripeptidyl peptidase 1 (TPP1) enzyme. Each of these enzymes are responsible for breakdown of cellular waste products; accumulation of waste products can ultimately result in cell, tissue, and organ dysfunction, and patients with severe forms of these diseases exhibit significant cognitive decline. Our product candidates for these diseases are:

•

RGX-121 for the treatment of MPS II. We initiated the ongoing RGX-121 Phase I/II clinical trial in 2018, which includes two dose cohorts. We have completed enrollment in the first dose cohort and initiated dosing in the second cohort. We expect to complete enrollment of Cohort 2 in the first half of 2020 and provide interim data in mid-2020.

•

RGX-111 for the treatment of MPS I. We have initiated a Phase I clinical trial of RGX‑111, and recruitment, screening and additional site activations are ongoing. We expect to provide a program update in the second half of 2020.

•

RGX-181 for the treatment of CLN2 disease. We are conducting ongoing preclinical development of RGX-181. We plan to provide a program update in mid-2020 and submit an IND for a first-in-human trial in the second half of 2020.

Our product candidate RGX‑501 is for the treatment of homozygous familial hypercholesterolemia (HoFH), a severe genetic disease characterized by premature and aggressive plaque buildup, life threatening coronary artery disease (CAD) and aortic valve disease predominantly due to abnormalities in the function or expression of the low-density lipoprotein receptor (LDLR) gene. RGX-501 is designed to use the NAV AAV8 to deliver a functional copy of the LDLR gene to the liver through intravenous administration.  In 2019, we completed dosing of an expanded Cohort 2 in the Phase I/II trial of RGX-501, which included steroid prophylaxis. We plan to provide interim data related to low-density lipoprotein (LDL-C) levels in the first half of 2020.

We also expect to announce plans for the clinical development of a potential gene therapy treatment for a neuromuscular disorder in the second half of 2020.

In addition to the lead product candidates described above, we have also funded, and plan to continue to fund, preclinical research on potential product candidates that may become part of our internal product development pipeline. We will continue to seek partnerships with innovative academic institutions and biotechnology companies to develop novel NAV gene therapy product candidates.

Our internal pipeline is shown below.

Indication
Development Stage
Commercial Rights
Research
Preclinical
Phase I / II
Phase III
Retinal Disease
wet AMD
RGX-314 SR
wet AMD
RGX-314 SC
Diabetic retinopathy
RGX-314 SC
Add'l anti-VEGF treated conditions
Worldwide
Neurodegenerative Disease
MPS II
RGX-121
Worldwide
MPS I
RGX-111
Worldwide
CLN2 disease
RGX-181
Worldwide
Tauopathies and α-synucleinopathies
neurimmune
Co-Commercialization
Liver-directed
HoFH
RGX-501
Worldwide
Hereditary angioedema
Worldwide
AAV-mediated antibody delivery for chronic diseases
Monogenic gene replacement
Orphan Drug Designation
Rare Pediatric Disease Designation
Fast Track Designation
SR: Subretinal
SC: Suprachoroidal

We are an industry leader in AAV production and manufacturing, with deep in-house knowledge of vector characterization and strength in technical operations. We have robust suspension cell culture-based production capabilities, with well-integrated process optimization to enable scale and quality of product alongside our network of leading contract manufacturing organizations (CMOs). In May 2019, we announced construction of a new current good manufacturing practice (cGMP) production facility, to be located in our new corporate headquarters in Rockville, Maryland. This facility is expected to support future clinical and commercial production of gene therapies, allowing for production of NAV Technology-based vectors at scales up to 2,000 liters and is designed to meet regulatory requirements for clinical and commercial material supply in the jurisdictions in which we expect to develop and commercialize our product candidates. The cGMP production facility is expected to be operational in 2021, and will complement our current external manufacturing capabilities, enabling a reliable supply of NAV Vectors from both internal and external sources.

In addition to our internal product development efforts, we also selectively sublicense our NAV Vectors to other biotechnology companies with disease-specific expertise, which we refer to as NAV Technology Licensees. As of December 31, 2019, our NAV Technology Platform was being applied in the preclinical and clinical development of more than 20 partnered product candidates by our NAV Technology Licensees. Our partnering strategy provides us the flexibility to sublicense development of treatments designed to address significant unmet medical needs, while remaining focused on our core programs and therapeutic areas internally. We believe that the broad applicability of our NAV Technology Platform and any clinical successes of the treatments utilizing NAV Vectors will create new internal and partnered pipeline opportunities. In May 2019, the U.S. Food and Drug Administration (FDA) approved the first gene therapy that leverages our proprietary NAV Technology Platform, Novartis AG's Zolgensma® (onasemnogene abeparvovec-xioi; AVXS-101). Zolgensma was approved by the FDA as a one-time infusion for pediatric patients with spinal muscular atrophy (SMA) who are less than two years of age.

Our partnered product development program pipeline is shown below.

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

Our Strategy

Our mission is to improve lives through the curative potential of gene therapy. We are seeking to develop, manufacture, commercialize and license product candidates across multiple therapeutic areas and target organs while continuing to expand our NAV Technology Platform. To achieve our mission, we are pursuing the following strategies:

•

Apply our proprietary, next generation AAV vector technology to develop in vivo gene therapies for patients. We believe in vivo gene therapy is an ideal treatment paradigm to treat the underlying biological cause of a disease. We believe our NAV Technology Platform is a significant advancement over earlier generations of AAV vectors in delivering genes to cells, with significant differentiating attributes, namely: higher expression and increased durability, broad and novel tissue selectivity, and improved manufacturability. These unique benefits have been demonstrated in our own clinical studies and animal models using our NAV Vectors, as well as third-party clinical trials and animal models using our NAV Vectors. The approval of Novartis’ Zolgensma, which uses the NAV AAV9 vector, further validates the potential of the NAV Technology Platform. We believe that our NAV Technology Platform, which underpins our internal development programs and the programs of our NAV Technology Licensees, will continue to enable us and our partners to develop best-in-class gene therapy candidates for a wide range of disease targets.

•

Rapidly advance our broad pipeline gene therapy programs using two modalities: AAV-mediated antibody delivery and monogenic gene replacement. The AAV-mediated antibody delivery modality is designed to treat serious and chronic diseases which often involve frequent administration of therapeutic antibodies over the course of a patient’s lifetime, by delivering the genes necessary to result in the sustained production of therapeutic antibodies in vivo. A single-administration gene therapy approach using NAV Vectors may provide improved treatment options for patients by reducing their treatment burden or enabling treatments in tissues where it is difficult to deliver sufficient amounts of therapeutic antibodies via traditional delivery methods, such as in the central nervous system. Our lead program, RGX-314, is based on this approach, delivering the gene encoding an antibody fragment that binds to VEGF.  Similarly, we are developing AAV-mediated antibody delivery gene therapies for the treatment of HAE as well as neurodegenerative diseases such as tauopathies and alpha-synucleinopathies.

Many genetic diseases are caused by a mutated or missing gene in specific cells which can affect the ability of the cell to correctly produce a specific protein. Our monogenic gene replacement approach builds upon the well-understood mechanism of using AAV vectors to replace dysfunctional or missing genes with a functional copy of the gene in order to enable sustained production of necessary proteins. We are using this approach to develop potential gene therapies for rare diseases such as MPS II, MPS I, CLN2 disease, and HoFH, each of which requires restoration of particular proteins.

•

Leverage advanced routes of administration to direct gene therapy treatments to specific tissues for efficient transduction and effective protein use at lower titers. We believe that targeting tissues where diseases manifest is critical to impacting the course of the disease with our NAV gene therapy treatments. For example, we are currently evaluating two routes of administration for RGX-314 to effectively reach the retinal cells to produce the anti-VEGF antibody in the back of the eye without immune response. The subretinal delivery technique is an established route of delivery for gene therapy, with direct and broad transduction of the retina and minimal exposure to the vitreous and anterior segment of the eye. We have also licensed certain exclusive rights to the SCS Microinjector from Clearside Biomedical to deliver gene therapies to the suprachoroidal space, potentially providing a targeted, in-office, non-surgical approach to deliver NAV gene therapy treatments to the retina. Separately, we are seeking to address the central nervous system (CNS)-specific manifestations of MPS II, MPS I and CLN2 disease by using advanced routes of administration for the delivery of our gene therapies.

•

Further establish REGENXBIO as an industry leader in gene therapy manufacturing, with significant advancements in internal capabilities and innovative developments. We have deep in-house knowledge of AAV production and manufacturing, which provides us with the ability to scale production of our gene therapies while ensuring quality for patients. We maintain a strong network of well-known contract manufacturing organizations, and in 2019, we began construction of our own production facility at our future headquarters in Rockville, Maryland. This facility, which we expect to be operational in 2021, will provide cGMP production space at bioreactor scales up to 2,000 liters. Additionally, we have invested in innovative process development and analytical capabilities, and use an established robust suspension cell culture-based manufacturing process.

•

Strengthen the validation of our NAV Technology Platform through strategic in-licensing and sublicensing of new programs and the progress made by our external NAV Technology Platform Licensees. Our NAV Technology Platform is currently being applied to more than 20 partnered product candidates in development across a broad range of therapeutic areas, including the FDA-approved Zolgensma. We believe that these programs further validate the versatility of NAV Vectors, and provide additional data that collectively drive the advancement of the AAV gene therapy space. This strategic sublicensing allows us to maintain our internal product development focus in our core disease indications and therapeutic areas while expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proofs-of-concept for our NAV Technology Platform, and creating potential additional revenue.

•

Maintain and grow our extensive intellectual property portfolio. We plan to leverage our intellectual property rights and substantial expertise in AAV gene therapy in order to develop and commercialize NAV gene therapy products. We have licensed exclusive rights to a broad portfolio of certain fundamental AAV gene therapy patents and patent applications, including more than 100 patents and patent applications worldwide covering our NAV Vectors, as well as sequences that are at least 95% identical to NAV capsid sequences. We also have composition of matter claims for AAV7, AAV8, AAV9 and AAVrh10, as well as methods for their manufacture and therapeutic uses.  In securing these rights, we have focused on obtaining robust rights for the intellectual property that we believe will be most important in providing us with a competitive advantage with respect to AAV gene therapy treatments. We plan to continue to seek to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business.

The Broad Potential and Application of Gene Therapy

The concept of developing human therapies involving the delivery of external genes has existed for decades, driven by the arrival of recombinant technology and the early demonstrations by scientists of the ability to deliver and drive expression of external gene sequences in mammalian cells.

We believe that gene therapy has the potential to become an important class of treatment because it may offer the following benefits:

•

Ability to treat a broad range of diseases. Given the availability of the sequence of the entire human genome, it could be possible to design gene therapy to express or effect expression of many human proteins whose presence, absence or activity causes disease. We believe gene therapy treatments can also be designed to enable the body to continuously produce therapeutic proteins or antibodies or be efficiently adapted to deliver different genome editing components to address the specific treatment needs of many disease targets.

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

•

Simplified discovery of treatment candidates. Identification of small molecule and protein drug candidates typically requires screening a large number of potential candidates to find prospective leads. Identification of gene therapy candidates has the potential to be simpler and take considerably less time because it can involve relatively standard processes that can be applied in a similar fashion to many successive product candidates.

•

Delivery of new treatment modalities. In addition to monogenic gene replacement and antibody delivery approaches, viral vectors may be utilized to deliver new and novel approaches to modifying a cell’s DNA, including gene editing constructs and RNA-based therapeutics.

Our Internal Pipeline

Gene Therapy Using NAV Vectors for AAV-Mediated Antibody Delivery

RGX‑314 for the Treatment of Wet AMD, DR and Other Anti-VEGF Treated Conditions

We are developing RGX‑314 for the treatment of wet AMD, DR and other anti-VEGF treated conditions. These diseases are characterized by loss of vision due to excess fluid accumulation from new blood vessel formation.

Wet AMD is a leading cause of total and partial vision loss, affecting more than 2 million patients in the United States, Europe and Japan. The risk for developing wet AMD increases with age and we anticipate the diagnosis rate will continue to increase with the growth of the aging population. In patients with wet AMD, fluid accumulation can result in physical changes in the structure of the retina and adverse changes in vision. As this process progresses, blindness can result from atrophy and scar formation.

DR is the leading cause of vision loss in the working-age population and affects approximately 8 million people in the United States. DR is a complication of diabetes and is a progressive retinopathy, the severity of which ranges from mild non-proliferative diabetic retinopathy to a more advanced proliferative diabetic retinopathy (PDR). The main causes of vision loss secondary to DR are the vision-threatening complications of PDR, marked by the growth of new abnormal blood vessels onto the surface of the retina and vitreous cavity causing severe vision loss and diabetic macular edema (DME) leading to visual impairment. DME can occur at any stage of DR as the blood vessels in the retina become increasingly fragile and leak fluid.

Anti-VEGF injection therapies are the standard of care in wet AMD and DR due to their ability to reduce fluid accumulation and, on average, improve or stabilize vision in the majority of patients. However, these therapies require repetitive and inconvenient intraocular injections, typically ranging from every four to twelve weeks in frequency, to maintain efficacy. Patients often experience vision loss with reduced frequency of treatment. In addition, patient compliance is a significant concern with anti-VEGF injection therapies due to a variety of factors, including inconvenience and discomfort associated with frequent injections in the eye.

RGX‑314 is being developed as a novel, one-time treatment that consists of the NAV AAV8 vector encoding a gene for a monoclonal antibody fragment. The expressed protein is designed to neutralize VEGF activity, modifying the pathway for formation of new leaky blood vessels and retinal fluid accumulation. After delivery of RGX‑314, we believe retinal cells will continue to produce the anti-VEGF protein.

We are currently evaluating two routes of administration for RGX-314 to effectively reach the retinal cells to produce the anti-VEGF antibody in the back of the eye. The subretinal delivery technique is an established route of delivery for gene therapy, with direct and broad transduction of the retina and minimal exposure to the vitreous and anterior segment of the eye. We have also licensed rights to the SCS Microinjector from Clearside Biomedical to deliver gene therapies to the suprachoroidal space. This targeted, in-office, non-surgical approach to delivery can potentially allow for widespread transgene expression in the retina without exposing the vitreous and the anterior segment of the eye.

Clinical Development of RGX‑314 for the Treatment of Wet AMD and DR

Enrollment in the Phase I/IIa clinical trial of subretinally-administered RGX‑314 in the United States in patients with wet AMD began in May 2017. The primary purpose of the clinical trial was to evaluate the safety and tolerability of RGX‑314 at 24 weeks after a single dose of RGX‑314 administered by subretinal delivery. The trial design allowed for enrollment of up to 42 patients across five dose levels. Patients enrolled in the clinical trial had a documented need and history of response to anti-VEGF therapies. Primary endpoints of the trial included safety and tolerability of RGX-314, including adverse events and certain laboratory measures such as immunological parameters. Secondary endpoints of the trial included evaluation of best corrected visual acuity (BCVA), change in central retinal thickness (CRT) as measured by spectral domain ocular coherence tomography (SD-OCT), presence of RGX‑314 protein in aqueous fluid and other outcome measures. The primary study period has completed, and subjects have entered the follow-up period and will continue to be assessed for long-term safety and durability of effect until week 106.

In October 2019, we announced positive interim safety and efficacy data from the RGX-314 subretinal Phase I/IIa clinical trial in wet AMD in all five dose cohorts. These data included that, as of October 9, 2019, RGX-314 continued to be well-tolerated across all cohorts, with no drug-related serious adverse events (SAEs) reported. Up to six months after administration of RGX-314, subjects in Cohort 5 demonstrated a reduction of more than 80% from the mean annualized injection rate during the 12 months prior to administration of RGX-314, and 9 out of 12 (75%) of subjects had not received anti-VEGF injections, with mean improvement in vision and retinal thickness. Durable effects on vision and retinal thickness had been demonstrated over 1.5 years in Cohort 3, and 50% of subjects remained free of anti-VEGF injections 1.5 years after RGX-314 administration.

In the fourth quarter of 2019, we were informed by the FDA that the IND for our Phase I/IIa trial for the treatment of wet AMD was placed on a partial clinical hold while the FDA assessed aspects of certain third-party commercially available devices that are used for the subretinal delivery of RGX-314. The FDA subsequently removed the partial clinical hold after reviewing additional information that we provided. The partial clinical hold was not related to our gene therapy candidate and the hold was removed without requiring modification to the surgical delivery system being used in the trial.

In January 2020, we announced that as of December 31, 2019, RGX-314 continued to be well-tolerated across all cohorts in the Phase I/IIa trial, with no drug-related SAEs reported. Patients in Cohort 5 continued to demonstrate a meaningful reduction in anti-VEGF treatment burden at 6 months following administration of RGX-314, with 8 out of 11 (73%) patients remaining anti-VEGF injection-free, and a reduction across the cohort of more than 80% from the mean annualized injection rate during the 12 months prior to administration of RGX-314. Importantly, the Cohort 5 patients continued to demonstrate a mean improvement in vision of +3 ETDRS letters and mean improvement in retinal thickness of -83 microns, while the 8 patients who were anti-VEGF injection-free after administration of RGX-314 showed a mean improvement in vision of +5 ETDRS letters and mean improvement in retinal thickness of -83 microns.

We expect to initiate a pivotal clinical program for the subretinal delivery of RGX-314 for the treatment of wet AMD in the second half of 2020. The design of this trial will be based on the 12-month assessment of patients in Cohort 5 in the Phase I/IIa trial, which will allow for further characterization of RGX-314-treated patients, enhancements of the trial design and the potential acceleration of the clinical program. We expect to investigate the one-time administration of RGX-314 at a single dose compared to anti-VEGF injection therapy, and for the primary efficacy endpoint to evaluate the mean change in BCVA from baseline assessed at 12 months after treatment with RGX-314. We intend to submit the design of the trial to the FDA in mid-2020 and begin dosing patients in the second half of 2020.

In January 2020, we announced plans to initiate the Phase II trial of the suprachoroidal delivery of RGX-314 using the SCS Microinjector for the treatment of wet AMD in the first half of 2020. Interim data is expected from Cohort 1 by the end of 2020.

We expect to submit an IND for a Phase II trial of the suprachoroidal delivery of RGX-314 using the SCS Microinjector for the treatment of DR in the first half of 2020 and plan to initiate the trial in the second half of 2020. Enrollment of Cohort 1 is expected to be complete by the end of 2020, with interim data expected in 2021.

AAV-Mediated Antibody Delivery Research Program for the Treatment of HAE

In July 2019, we announced expansion of the AAV-mediated antibody gene therapy pipeline to include novel treatments for HAE. HAE is a chronic and severe disease that results from C1-inhibitor deficiency. HAE is characterized by recurring severe swelling (angioedema), most commonly in the face, airway, intestines and limbs. Antibodies to plasma kallikrein, a key protein left unregulated in patients with HAE, have been shown to reduce the swelling and pain associated with HAE. These antibodies, however, require frequent administration to reduce the occurrence of angioedema events.

Our HAE program is focused on developing a novel, one-time treatment utilizing the NAV AAV8 vector to deliver a gene encoding for a therapeutic antibody that targets and binds to plasma kallikrein. Following a single intravenous administration, the HAE product candidate is designed to allow liver cells to produce therapeutic antibodies that are secreted into the blood. In preclinical animal models, we have used NAV Vectors to express therapeutic antibodies that target and bind to plasma kallikrein.

Planned Clinical Development of Treatment of HAE

We expect to select a lead product candidate for the treatment of HAE in the first half of 2020 and provide a program update in the second half of 2020.

AAV-Mediated Antibody Delivery Research Program for the Treatment of Neurodegenerative Diseases

In 2019, we established a research program in partnership with Neurimmune to discover and develop novel AAV gene therapies using NAV Vectors to deliver antibodies against targets implicated in chronic neurodegenerative diseases. Under the exclusive license, development and commercialization agreement, REGENXBIO and Neurimmune will jointly develop and commercialize novel therapies using AAV vectors to deliver human antibodies. We will focus on diseases associated with the accumulation and deposition of the microtubule-associated protein tau (tauopathies) and alpha-synuclein (alpha-synucleinopathies). Delivery of human antibodies using AAV vectors has the potential to provide sustained brain exposure of antibodies for the clearance of abnormal tau or alpha synuclein via a one-time CNS administration.

REGENXBIO and Neurimmune will be jointly responsible for the design and development of vectorized antibody therapies and will share associated development costs equally. Following an initial research phase, on a target-by-target basis, each party will have the option to continue as a co-development and co-commercialization partner in the collaboration or to elect to receive a phase-based worldwide royalty in lieu of continued development investment.

Planned Clinical Development of Treatment of Neurodegenerative Diseases

We expect to provide a program update in the second half of 2020.

Gene Therapy Using NAV Vectors for Monogenic Gene Replacement

RGX‑121 for the Treatment of MPS II

RGX‑121 is our product candidate for the treatment of MPS II. MPS II, also known as Hunter syndrome, is a rare, X-linked recessive, or sex-linked, disease caused by a deficiency of the IDS gene which encodes the I2S enzyme. I2S is responsible for the breakdown of polysaccharides heparan sulfate (HS) and dermatan sulfate (DS) in lysosomes, which are intracellular structures that dispose of waste products inside cells. These polysaccharides, called glycosaminoglycans (GAGs), accumulate in tissues of MPS II patients, resulting in diverse clinical signs and symptoms. HS is a key biomarker of I2S enzyme activity and high amounts of HS accumulate in the CNS of MPS II patients, which closely correlates with neurocognitive decline. In severe forms of the disease, early developmental milestones may be met during the first year after birth, but developmental delay is readily apparent by 18 to 24 months. Developmental progression begins to plateau between three and five years of age, with regression reported to begin around six and a half years. By the time of death, most patients with CNS involvement are severely mentally handicapped and require constant care.

MPS II is estimated to occur in approximately 1 in 100,000 to 1 in 170,000 births worldwide. Based on global population, this equates to approximately 500 to 1,000 MPS II patients born each year worldwide.

In 2006, the recombinant form of human I2S (Elaprase), an enzyme replacement therapy (ERT), was approved by the FDA for the treatment of MPS II and has subsequently been approved for use internationally. However, ERT does not treat CNS manifestations of MPS II since the enzyme cannot cross the blood-brain barrier. Specific treatment to address the neurological manifestations of MPS II and prevent or stabilize cognitive decline remains a significant unmet medical need. Overall, the limitations of ERT leave a significant unmet need for a method to safely achieve long-term enzyme reconstitution in the CNS for MPS II patients experiencing neurological complications.

RGX‑121 is designed to use the AAV9 vector to deliver the human IDS gene to cells in the CNS. Delivery of the gene therapy and expression of the enzyme that is deficient within cells in the CNS could provide a permanent source of secreted I2S on the CNS side of the blood-brain barrier, allowing for long-term cross-correction of cells throughout the CNS. We believe this strategy could provide rapid I2S delivery to the brain, potentially preventing the progression of cognitive deficits that otherwise occur in MPS II patients.

We have received orphan drug product designation, rare pediatric disease designation and fast track designation from the FDA for RGX‑121.

Clinical Development of RGX‑121 for the Treatment of MPS II

Enrollment in the Phase I/II clinical trial of RGX‑121 in subjects with MPS II began in the second half of 2018. The trial design calls for enrollment of up to six subjects in two dose cohorts with MPS II. Subjects in the study must be greater than or equal to four months of age and less than five years of age. All subjects must have documented evidence of neurocognitive deficits due to MPS II or have a relative diagnosed with severe MPS II who has the same IDS mutation as the subject. The primary endpoint will be a safety assessment. The secondary and exploratory endpoints include the effect of RGX‑121 on biomarkers of IDS activity in the cerebrospinal fluid (CSF), serum and urine, and effect of RGX‑121 on neurocognitive deficits, as well as other outcome measures.

As reported in February 2020, RGX-121 was well-tolerated in Cohort 1 of the Phase I/II trial of RGX-121, and no drug-related SAEs were reported. Patients in Cohort 1 demonstrated consistent and sustained reduction in HS in the cerebral spinal fluid (CSF) and early signs of neurocognitive stability. We have initiated dosing in the second cohort at an increased dose and expect to complete enrollment of Cohort 2 in the first half of 2020 and provide interim data in second half of 2020. We expect to provide additional details for a potentially accelerated program pathway following evaluation of interim data from Cohort 2 in the second half of 2020 and subsequent interactions with the FDA, in accordance with the fast track designation.

RGX‑111 for the Treatment of MPS I

We are developing RGX-111 for the treatment of MPS I. MPS I is a rare autosomal recessive, or non-sex-linked, genetic disease caused by deficiency of IDUA, an enzyme required for the breakdown of polysaccharides in lysosomes. Similar to MPS II, many MPS I patients develop symptoms related to GAG storage in the CNS, which can include excessive accumulation of fluid in the brain, spinal cord compression and cognitive impairment. MPS I patients span a broad spectrum of disease severity and extent of CNS involvement. The severe form of MPS I is also referred to as Hurler syndrome. Hurler patients have two mutations in the IDUA gene, resulting in no active enzyme. These patients typically present with symptoms before two years of age and universally exhibit severe cognitive decline after an initial period of normal development.

MPS I is estimated to occur in approximately 1 in 100,000 births worldwide. Based on global population, this equates to more than 1,000 MPS I patients born each year worldwide. Studies suggest that severe forms of MPS I represent between one-half and two-thirds of all MPS I patients.

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

Clinical Development of RGX‑111 for the Treatment of MPS I

Recruitment, screening and additional site activations are ongoing in a Phase I clinical trial of RGX‑111. The primary endpoint of this trial is safety and the secondary endpoints include the effect of RGX‑111 on biomarkers of IDUA activity in the CSF, serum and urine, neurocognitive development and other outcome measures. We expect to provide a program update in the second half of 2020.

In November 2019, we announced that RGX-111 was administered to a patient with MPS I through an investigator-initiated study at CHOC Children's Hospital, following review and agreement by the FDA.

RGX‑181 for the Treatment of CLN2 Disease

RGX‑181 is our product candidate for the treatment of CLN2 disease, a form of Batten disease. CLN2 disease is a rare, pediatric-onset, autosomal recessive, neurodegenerative lysosomal storage disorder caused by mutations in the TPP1 gene. Mutations in the TPP1 gene, and subsequent deficiency in TPP1 enzyme activity, result in lysosomal accumulation of storage material and degeneration of tissues including the brain and retina. CLN2 disease is characterized by seizures, rapid deterioration of language and motor functions, cognitive decline, loss of vision and blindness, and premature death by mid-childhood. Onset of symptoms is generally between two to four years of age with initial features of recurrent seizures (epilepsy), language delay, and difficulty coordinating movements (ataxia).

CLN2 disease is estimated to occur in approximately 1 in 250,000 births worldwide. Based on global population, this equates to as many as 500 patients born each year worldwide.

There is currently no cure for CLN2 disease. Current treatment options include palliative care or ERT. In 2017, recombinant TPP1 (Brineura), an ERT, was approved by the FDA for the treatment of CLN2 disease. Brineura is administered into the lateral ventricles via an implanted device on a biweekly basis. While an improvement over palliative care in slowing disease progression, we believe frequent administration of ERT into the CNS, reliance on limited and specialized infusion centers, the need for and complications associated with a permanently implanted device, and lack of a treatment for the underlying genetic cause of CLN2 disease represent an area of significant unmet medical need.

RGX‑181 is designed to use the AAV9 vector to deliver the human TPP1 gene to the CNS. Delivery of the gene that is deficient within cells in the CNS could provide a permanent source of secreted TPP1 enzyme, allowing for long-term cross-correction of cells throughout the CNS.

We have received orphan drug product designation and rare pediatric disease designation from the FDA for RGX‑181.

Planned Clinical Development of RGX‑181 for the Treatment of CLN2 Disease

We are conducting ongoing preclinical development of RGX-181, including assessment of unmet clinical needs such as neurologic and ophthalmologic manifestations of the disease. We expect to provide a program update in mid-2020 and submit an IND for a first-in-human trial in the second half of 2020.

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

Clinical Development of RGX‑501 for the Treatment of HoFH

Enrollment in the Phase I/II clinical trial of intravenously administered RGX‑501 in the United States in subjects with HoFH began in March 2017. The primary endpoint is a safety assessment and the secondary endpoints are reduction in LDL-C and other outcome measures. Based on previous clinical trials and recent approvals in HoFH, we believe reduction in LDL-C is an endpoint that is an acceptable measure on which regulatory approval could be based. In early 2019, following previously reported elevations of transaminases in three patients of Cohort 2, three to six weeks post-dosing with 7.5x1012 GC/kg of RGX-501, we submitted an amendment to the Phase I/II clinical trial protocol to allow for an expansion of Cohort 2 to include three additional patients to be dosed at the same level along with corticosteroid prophylaxis. Per protocol, patients received at least a 13-week steroid treatment.

As of December 31, 2019, the three patients in the expanded Cohort 2 have been followed for an average of 17 weeks after administration of RGX-501, all beyond the 3-6 week window during which previous transaminase elevations occurred at this dose level. No SAEs or significant elevations in liver enzyme levels were reported in the expanded Cohort 2 and all patients have completed their steroid treatment or initiated the taper from steroid treatment.

We plan to assess low-density lipoprotein (LDL-C) levels in the expanded Cohort 2 after all patients have completed their steroid treatment, and expect to provide interim data in the first half of 2020.

Gene Therapy Using NAV Vectors for the Treatment of Neuromuscular Disorders

We expect to announce plans for the clinical development of a potential gene therapy treatment for a neuromuscular disorder in the second half of 2020.

Our Preclinical Programs

In addition to our lead product candidates, we have also funded, and plan to continue to fund, preclinical research on potential product candidates that may become part of our internal product development pipeline in and beyond our current retina, neurodegenerative and metabolic franchise areas.

AAV Vector Production

We believe that we have the internal capabilities and access to the resources necessary to enable us to successfully commercialize NAV gene therapy products following regulatory approval, if any, by developing scalable processes to manufacture such products efficiently and in commercial quantities.

We have invested significantly in our internal capabilities and infrastructure, including the establishment of our advanced manufacturing and analytics lab, which currently accommodates operations at 500-liter scale across multiple platforms to support our emerging research activities. Our internal team possesses deep knowledge of AAV characterization and production, as well as significant experience and expertise in biologics process development (upstream, purification and formulation), scale-up and production at large scale. We believe our capabilities and infrastructure will enable us to continue to be leaders in development of scalable, proprietary production methods for NAV gene therapy products.

In May 2019, we announced construction of a new cGMP production facility, to be located in our new corporate headquarters in Rockville, Maryland. This facility is expected to support future clinical and commercial production of gene therapies starting in 2021, allowing for production of NAV Technology-based vectors at scales up to 2,000 liters, and is designed to meet regulatory requirements for clinical and commercial material supply in the jurisdictions in which we expect to develop and commercialize our product candidates. The cGMP production facility will complement our current external manufacturing capabilities, enabling a reliable supply of NAV Vectors from both internal and external sources.

We have agreements with multiple biologics CMOs for production of material under cGMP requirements to support our current and future clinical trials, as well as potential future commercialization of our product development programs. We select our CMOs based on capability, capacity and expertise, and we believe partnering with multiple CMOs provides us with flexibility and diversity in suppliers, as well as access to potential future capacity to accommodate the scale that may be required for future clinical trials and commercialization.

In 2018, we entered into a strategic partnership with FUJIFILM Diosynth Biotechnologies (FUJIFILM) for the manufacture of our lead product candidates, which will support late-stage clinical development and early commercialization. Under the terms of the agreement with FUJIFILM, we gain guaranteed capacity for the supply of NAV AAV drug substance manufactured under cGMP at large scale—up to 2,000 liters—for three years, with the option to extend the agreement for an additional three years. We believe FUJIFILM facilities are compliant with regulatory standards in support of the initiation of worldwide clinical trials for our lead product candidates.

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

Proprietary Methods

We have obtained rights to all of the proprietary technology underlying our NAV Technology Platform through our Platform Licenses (described below) and our sponsored research agreements (SRAs), under which we have exclusively licensed rights to certain manufacturing-related patents and non-exclusively licensed rights to certain know-how owned or developed by The University of Pennsylvania (Penn). This intellectual property encompasses areas including scalable AAV production methods, methods of increasing the packaging yield of AAV and methods of purification of AAV vectors.

We have examined several methods of larger-scale manufacturing of AAV, which have been optimized to yield high titer and quality vectors. Further improvements to the efficiency and simplicity of the process may remain important to address future needs for commercial applications. Our production methods utilize linearly scalable unit operations, which produce robust yield and purity of the target vector.

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

Commercial Licenses to NAV Technology Licensees

We sublicense our NAV Technology Platform to select third parties in order to develop and bring to market NAV gene therapy for a range of severe diseases with significant unmet medical needs. Sublicensing allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proofs-of-concept for our NAV Technology Platform, and creating potential additional revenue.

Each sublicense specifies the vector or vectors and disease indication or indications as well as whether the sublicense is exclusive or non-exclusive. In determining whether to sublicense, we first evaluate whether the disease indication is of interest to us, in which case we may develop a therapeutic for the disease indication internally using our NAV Technology Platform. If it is not, we consider such factors as the size of the potential market and unmet need; competition; licensee development history; and capabilities and licensee’s ability to pay in evaluating whether to enter into a license agreement. As of December 31, 2019, our NAV Technology Platform was being applied in the development of more than 20 partnered product candidates, most under a license to specific NAV Vectors for specific indications.

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

Gene Therapy Overview and History of Earlier Generation AAV

Historically, the primary challenge for gene therapy has been the safe and effective delivery of genes into cells. Genes are made of DNA, which is a large, highly charged molecule that is difficult to transport across a cell membrane and deliver to the nucleus, where it can be transcribed and translated into protein. The genetic material needs to be delivered efficiently and to the desired target tissues and cell types, which will vary depending on the disease to be treated. Based on this need, scientists have designed and developed a variety of gene vectors in order to facilitate gene delivery in cells.

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

We focus on in vivo gene therapy. Among vectors available for in vivo gene therapy, viral vectors have been adopted with the greatest frequency because they have demonstrated the greatest efficiency in gene delivery to date. This efficiency exists because viral vectors are derived from naturally occurring viruses with normal life-cycles that rely on gene delivery of their own genomes. In other words, they are naturally optimized to deliver genes to cells. Many viral vectors have presented sub-optimal safety profiles for in vivo treatment in humans because the viruses from which they are derived are pathogenic (causing disease), immunogenic (causing immune response) or create genomic toxicity (delivering a gene to a place where it interrupts normal function). Vectors derived from adenovirus, herpes virus and retroviruses have been tested as in vivo viral vectors, and other technologies are evolving.

Vectors derived from AAV have among the best safety profiles for gene therapy given that AAVs are not known to be associated with disease in humans. The earlier generation AAV vectors were designed by scientists in the mid‑1980s and the first clinical trials using AAV began in the mid‑1990s. There were only a handful of AAV vectors available to scientists at the time of the first clinical trials because AAV vectors were designed based on the capsid (the protein shell of a virus that encloses the genetic material of the virus) of AAV viruses known to be in existence, and only six distinct serotypes (groups within a single species of microorganisms, such as bacteria or viruses, which share distinctive surface structures) had been discovered at that time. These earlier generation AAV vectors were shown to be limited in their application due to a variety of limitations and challenges, including:

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

We believe the next generation AAV vectors, which form the basis of our NAV Technology Platform, have many improved properties relative to earlier generation AAV vectors for development and commercialization of AAV treatments, including:

•	higher gene transfer;
•	longer-term gene expression;
•	broad and novel tissue selectivity;
•	lower immune response; and
•	improved manufacturability.

Our Proprietary NAV Technology Platform for Gene Delivery

In 2009, we licensed rights to the next generation AAV vectors discovered at Penn. Our NAV Vectors form the foundation of our NAV Technology Platform. Our NAV Technology Platform has been used in a number of clinical trials conducted by us, our partners and third-party investigators.

We are developing therapeutics using NAV Vectors that contain genes which are synthesized to code for the expression of therapeutic proteins in target cells to correct the underlying causes of the diseases we seek to treat. Each product candidate is designed with a NAV Vector for a specific cell target and to express a specific protein. We incorporate proprietary modifications to both the AAV and the gene, which enhance properties such as potency, stability and tissue distribution. Our proprietary technology, including the use of vectors derived from novel sequences of AAV such as AAV7, AAV8, AAV9 and AAVrh10, are protected by more than 100 licensed patents and patent applications. The rights to our NAV Technology Platform provide our product candidates with what we believe to be a competitive advantage over product candidates developed with earlier generation AAV vectors due to the novel and beneficial properties of our NAV Vectors.

Key Potential Benefits of NAV Technology

The properties that make NAV Vectors unique from and potentially an improvement to earlier generation AAV vectors, as well as provide support that they are potentially best-in-class for development and commercialization of AAV treatments, are set forth below.

Higher Gene Transfer

NAV Vectors have been shown to generate higher levels of gene transfer in animals than earlier generation AAV vectors such as AAV2. In mouse livers, AAV8 produced levels of gene expression that were 10‑ to 100‑fold higher than was achieved with AAV2. The figure below shows the contrast in the amount of gene expressed using the two vectors at the same dose.

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

Longer-Term Gene Expression

We believe the longer-term gene expression seen using NAV Vectors is due to more stable genomic persistence and reduced cellular immunity, which are a function of novel capsid structure and lower dosing required using NAV Vectors due to the greater gene expression discussed earlier herein. NAV Vectors have demonstrated stable expression in animals for over eight years. Moreover, AAV8 vectors have demonstrated stable expression for over eight years in clinical trials for hemophilia B patients.

Broad and Novel Tissue Selectivity

NAV Vectors also display high levels of tissue specificity. This property is important because it allows for development of therapeutics to target cells that earlier generation AAV vectors do not target or do not target well. AAV9 has emerged as a vector that enables efficient gene delivery when directly injected into the CNS. AAV9 has also demonstrated novel tissue selectivity for the CNS when delivered intravenously, resulting in efficient gene expression in the brain and spinal cord, and AAV9 can also be transported throughout the CNS, enabling broader delivery with a single injection. This was the first time a gene therapy vector was demonstrated to cross the blood-brain barrier, producing results in both small and large animals, including non-human primates. This route of administration has recently been used clinically by one of our NAV Technology Licensees to treat SMA Type I, which was approved by the FDA in 2019.

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

Lower Immune Response

Lower immune response to the gene therapy vector used to deliver the transgene is important for longer-term gene expression, higher expression and higher potency. Data indicate that more than two thirds of certain human populations have a high level of neutralizing antibodies (NAbs) against the capsids of AAV1 and AAV2. This represents a major obstacle to the effective use of these earlier generation vectors due to the inhibition of gene delivery via particle neutralization in the circulation, as pre-existing antibodies neutralize the vector carrying the transgene before it can reach the target cells. Several studies have investigated the seroprevalence of neutralizing antibodies directed against AAV in humans. Although data can vary geographically, neutralizing antibodies against AAV1 and AAV2 are usually detected in 70% of individuals, while seroprevalence is reported to be 45% for AAV6 and AAV9 and less than 40% for AAV8. Shared amino acid sequences and common overall structure allow for antibody cross-reactivity between AAV serotypes and neutralizing antibodies recognizing virtually all serotypes can be found in most subjects.

T-cell responses to AAV vectors have also been studied in mice and nonhuman primates, in which high levels of T-cells specific to capsids of AAV2 were detected. AAV8, however, did not lead to activation of capsid-specific T-cells. In a recent clinical trial of an AAV8-based gene therapy for the treatment of hemophilia B, there was low liver toxicity from T-cells generated and reactive with AAV8. We believe this is likely due to differences in immunogenic capsid epitopes as well as the lower doses of AAV8 needed to be efficacious.

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

Platform License Agreements and Other Licenses

Platform Licenses

We have exclusively licensed many of our rights in our NAV Technology Platform from Penn and GlaxoSmithKline LLC (GSK), which together we refer to as our Platform Licenses. We currently use our NAV Technology Platform to develop treatments for retinal neurodegenerative and metabolic diseases. We also sublicense our NAV Technology Platform to third parties in order to develop and bring to market NAV Gene Therapy for a range of severe diseases with significant unmet medical needs outside of our core disease indications and therapeutic areas. For further information regarding our commercial sublicenses, please see “Commercial Licenses to NAV Technology Licensees” located elsewhere in this Annual Report on Form 10-K.

The Trustees of the University of Pennsylvania. In February 2009, we entered into an exclusive, worldwide license agreement with Penn for patent and other intellectual property rights relating to a gene therapy technology platform based on AAVs discovered at Penn in the laboratory of James M. Wilson, M.D., Ph.D. This license was amended in September 2014, April 2016 and April 2019. In February 2009, we also entered into an SRA with Penn (the 2009 SRA) under which we funded the nonclinical research of Dr. Wilson relating to AAV gene therapy and obtained an option to acquire an exclusive worldwide license in certain intellectual property created pursuant to such 2009 SRA. We entered into an additional SRA (the 2013 SRA) with Penn in November 2013 which was funded entirely by our NAV Technology Licensee, Dimension Therapeutics, Inc. (since acquired by Ultragenyx Pharmaceutical Inc.) (Dimension). In December 2014, we entered into another SRA with Penn funding related nonclinical research of Dr. Wilson (the 2014 SRA).

Our license agreement with Penn, as amended, provides us with an exclusive, worldwide license under certain patents and patent applications in order to make, have made, use, import, offer for sale and sell products covered by the claims of the licensed patents and patent applications as well as all patentable inventions (to the extent they are or become available for license) that:

•	were discovered by Dr. Wilson or other Penn researchers working under his direct supervision at Penn; and
•

are related to the AAV technology platform discovered by Dr. Wilson at Penn prior to February 2009, pursuant to a sponsored research agreement or subsequent amendment to a sponsored research agreement; or

•	are necessary or useful for the practice of Penn’s patent rights in the treatment of CLN2 disease, a form of Batten disease, and conceived and reduced to practice since October 2015; and
•	are owned and controlled by Penn.

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

The Penn license agreement, as amended, also provides us with a non-exclusive, worldwide license to use (i) all data and information generated in the performance of clinical research relating to the RGX-501 clinical trial, (ii) all data and information that was developed since October 2015 by Dr. Wilson, or other Penn researchers working under his direct supervision at Penn, that is related to Batten disease, owned by Penn, and necessary or useful for the practice of the licensed patent rights in the treatment of CLN2 disease; and (iii) all know-how that:

•	was developed by Dr. Wilson, or other Penn researchers working under his direct supervision at Penn; and
•	is related to the AAV technology platform discovered by Dr. Wilson prior to September 2014; or
•	is related to the AAV technology platform discovered by Dr. Wilson at Penn after September 2014 during the performance of a research program we sponsored; and
•	is owned by Penn; and
•	is necessary or useful for the practice of the licensed patent rights.

Under the terms of the Penn license agreement, we issued equity to Penn and are also obligated to pay Penn:

•	Up to $20.5 million upon the achievement of various development and sales-based milestones;
•	low- to mid-single digit royalties on net sales of licensed pharmaceutical products sold by us or our affiliates;
•	low-single digit to low-double digit royalty percentages of net sales on licensed products intended for research purposes only;
•	low- to mid-double digit royalty percentage on royalties received from third parties on net sales of licensed pharmaceutical products by such third parties;
•	low-double digit to mid-teen digit percentages of sublicense fees we receive for the licensed intellectual property rights from sublicensees; and
•	reimbursements for ongoing patent prosecution and maintenance expenses.

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

GlaxoSmithKline LLC. In March 2009, we entered into a license agreement with GSK, which was amended in April 2009, in order to secure the exclusive rights to patents and patent applications covering NAV Technology that GSK had previously licensed from Penn (subject to certain rights retained by GSK and Penn). Under this GSK license agreement, we receive an exclusive, worldwide sublicense under the licensed patent rights to make, have made, use, import, sell and offer for sale products covered by the licensed patent rights anywhere in the world. Our rights under this GSK license agreement are subject to certain rights retained by GSK for the benefit of itself and other third parties, including rights relating to: domain antibodies; RNA interference and antisense drugs; internal research purposes and GSK’s discovery research efforts with non-profit organizations and GSK collaborators; AAV8 for the treatment of hemophilia B; AAV9 for the treatment of Muscular Dystrophy, congestive heart failure suffered by Muscular Dystrophy patients and cardiovascular diseases by delivery of certain genes; and non-commercial research in the areas of Muscular Dystrophy, hemophilia B, congestive heart failure suffered by Muscular Dystrophy patients, and other cardiovascular disease. Under the terms of the license agreement, we issued equity to GSK and are obligated to pay GSK:

•	up to $1.5 million in aggregate milestone payments, all of which have been paid as of December 31, 2019;
•	low- to mid-single digit royalty percentages on net sales of licensed products;
•	low- to mid-double digit percentages of any sublicense fees we receive from sublicensees for the licensed intellectual property rights; and
•	reimbursements for certain patent prosecution and maintenance expenses.

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

Other Licenses

Regents of the University of Minnesota. In November 2014, we entered into a license agreement with Regents of the University of Minnesota (Minnesota) for the exclusive rights to Minnesota’s undivided interest in intellectual property jointly owned by Minnesota and us relating to the delivery of AAV vectors to the CNS. This license was amended in November 2016. Under this Minnesota license agreement, as amended, we receive an exclusive license under the licensed patent rights to make, have made, use, offer to sell or sell, offer to lease or lease, import or otherwise offer to dispose or dispose of products covered by the licensed patent rights in all fields of use in any country or territory in which a licensed patent has been issued and is unexpired or a licensed patent application is pending until November 2019, after which time the field of use would be limited to all fields of use using our NAV Vectors in addition to certain additional indications and areas.  Under the terms of the agreement, we are obligated to pay Minnesota upfront fees, annual maintenance fees, royalties on net sales, if any, sublicense fees and fees upon the achievement of various milestones.

Emory University.  In August 2018, we entered into a license agreement with Emory University (Emory) for the exclusive rights to Emory’s undivided interest in intellectual property jointly owned by Emory and us relating to the delivery of AAV vectors to the CNS. Under this Emory license agreement, we receive an exclusive license under the licensed patent rights to make, have made, use, import, offer to sell or sell licensed products in all fields of use in any country.  Under the terms of the agreement, we are obligated to pay Emory an upfront fee, annual maintenance fees under certain circumstances, royalties on net sales, sublicense fees, and fees upon the achievement of various milestones for the first licensed product.

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

Product Candidates

As of December 31, 2019, in addition to the patents related to our NAV Technology described below, our patent portfolio included a total of three issued U.S. patents, one pending U.S. non-provisional patent application, six pending International Patent applications filed pursuant to the Patent Cooperation Treaty (PCTs) and 14 PCTs that have entered national stage relating to our product candidates, which are summarized below:

•

RGX-314:  Two PCTs that have entered national stage for which any issued U.S. or European patent would expire in 2037 and two pending PCTs for which any issued U.S. or European patent would expire in 2038 or 2039, in each case without taking into account any possible patent term adjustment or extension;

•

RGX-111/RGX-121:  Nine PCTs that have entered national stage and two pending PCTs for which any issued U.S. or European patents would expire in 2034, 2036, 2037, 2038 or 2039, in each case without taking into account any possible patent term adjustment or extension;

•	RGX-111: Two issued U.S. patents that will expire in 2034, in each case without taking into account any possible patent term extension;
•

RGX-181:  One pending U.S. non-provisional patent application for which any issued U.S. patent would expire in 2034, one PCT that has entered national stage for which any issued U.S. or European patent would expire in 2038 and one pending PCT for which any issued U.S. or European patent would expire in 2039, in each case without taking into account any possible patent term adjustment or extension; and

•

RGX-501:  One issued U.S. patent that will expire in 2026, without taking into account any possible patent term extension, two PCTs that have entered national stage for which any issued U.S. or European patent would expire in 2036 or 2038 and one pending PCT for which any issued U.S. or European patent would expire in 2039, without taking into account any possible patent term adjustment or extension with respect to the pending national stage applications and PCT.

NAV Technology

We have exclusively licensed rights relevant to our NAV Technology which includes novel recombinant AAV vectors AAV7, AAV8, AAV9, and AAVrh10, among others. Our licensed patent portfolio includes exclusive rights to more than 100 patents and patent applications worldwide relating to composition of matter patents and/or patent applications for our novel AAV vectors, as well as methods for their manufacture and therapeutic uses. We also possess substantial know-how and trade secrets relating to our NAV Technology. As of December 31, 2019, our licensed patent portfolio included 13 issued U.S. patents and five European patents relating to the AAV7, AAV8, AAV9 and AAVrh10 vectors and uses thereof. These patents have terms that will expire as late as 2026, not including patent term extensions.

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

Customers

Our revenues for the years ended December 31, 2019, 2018 and 2017 consisted primarily of license and royalty revenue. Three customers (AveXis, Inc. (AveXis) and two other customers) accounted for approximately 92% of our total revenue for the year ended December 31, 2019. Two customers (AveXis and Abeona Therapeutics Inc. (Abeona)) accounted for approximately 97% of our total revenue for the year ended December 31, 2018. One customer (AveXis) accounted for approximately 68% of our total revenue for the year ended December 31, 2017. No other customer accounted for more than 10% of revenue in 2017. We expect future license and royalty revenue to continue to be derived from a limited number of licensees. Future license and royalty revenue is uncertain due to the contingent nature of our licenses granted to third-parties and may fluctuate significantly from period to period.

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

Competition

We are aware of a number of companies focused on developing gene therapies in various disease indications, including Adverum Biotechnologies, Inc., Amicus Therapeutics, Inc., Applied Genetic Technologies Corporation, BioMarin Pharmaceutical, Inc., bluebird bio, Inc., MeiraGTx Limited, Novartis AG, PTC Therapeutics, Inc., Roche, Sangamo Therapeutics, Inc., Sanofi Genzyme, Sarepta Therapeutics, Inc., Solid Biosciences, Inc., Voyager Therapeutics, Inc., and uniQure N.V., as well as a number of companies addressing other methods for modifying genes and regulating gene expression. Additionally, we have sublicensed our NAV Technology Platform for developing gene therapies in various disease indications to our NAV Technology Licensees. Not only must we compete with other companies that are focused on gene therapy products using earlier generation AAV technology and other gene therapy platforms, but any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future.

There are other organizations working to improve existing therapies or to develop new therapies for our initially selected disease indications. Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success for our product candidates, if approved. These efforts include the following:

•

Wet AMD and DR. Marketed competition for wet AMD and DR largely consists of anti-VEGF therapies developed by Novartis (Beovu), Regeneron Pharmaceuticals, Inc. (Eylea), and Roche/Genentech, Inc. (Lucentis, Avastin). Companies with products in development for the treatment of wAMD and DR include, but may not be limited to, Adverum, Allergan Inc., Graybug Vision, Inc., Kodiak Sciences, Inc. and Roche.

•

MPS I. There is one principal competitor with a marketed product for the treatment of MPS I, Sanofi Genzyme (Aldurazyme). Companies with products in development for the treatment of MPS I include, but may not be limited to, ArmaGen, Inc., Orchard Therapeutics plc and Sangamo.

•

MPS II. The principal marketed competition for MPS II is a systemic enzyme replacement therapy, which is marketed by Takeda Pharmaceutical Company, Ltd. (Elaprase). Companies with products in development for the treatment of MPS II include, but may not be limited to, Denali Therapeutics Inc., JCR Pharmaceuticals Co., Ltd. and Sangamo.

•

CLN2 Disease. There is one principal competitor with a marketed product for the treatment of CLN2 disease, BioMarin (Brineura). Companies with products in development for the treatment of CLN2 disease include, but may not be limited to, Roche.

•

HoFH. There are several companies with marketed products for the treatment of HoFH, including Aegerion Pharmaceuticals, Inc. (Juxtapid), Amgen, Inc. (Repatha) and Kastle Therapeutics (Kynamro). Companies with products in development for the treatment of HoFH include, but may not be limited to, Novartis, Regeneron and Sanofi Genzyme.

•

HAE. There are two principal marketed competitors for the prophylactic treatment of HAE, including Takeda (Tahkzyro, Cinryze) and CLS Behring (Haegarda). There is one principal competitor currently under regulatory review for marketing authorization in the United States and Japan, BioCryst Pharmaceuticals, Inc. (berotralstat).

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

We anticipate that we will face intense and increasing competition as new drugs and treatments enter the market and advanced technologies become available. We expect any treatments that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act (FCPA), to which we are subject, prohibits corporations and individuals from engaging in bribery and corruption when dealing with foreign government officials. It is illegal to pay, offer to pay, promise or authorize the payment of money or anything of value, directly or indirectly, to any foreign government official, political party or political candidate in an attempt to secure an improper advantage in order to obtain or retain business or to otherwise improperly influence a foreign official in his or her official capacity. Comparable laws have been adopted in other countries that impose similar obligations. We are also subject to the FCPA’s accounting provisions, which require us to keep accurate books and records and to maintain a system of internal accounting controls sufficient to assure management’s control, authority, and responsibility over our assets.  The failure to comply with the FCPA and similar laws could result in civil or criminal sanctions or other adverse consequences.

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

Health Technology Assessment (HTA) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States. These countries include France, Germany, Ireland, Italy, and Sweden. The HTA process in the EU Member States is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of the use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the national healthcare system. Those elements of medicinal products are compared with other treatment options available on the market.

The outcome of HTA may influence the pricing and reimbursement status for specific medicinal products within individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of a specific medicinal product vary between the EU Member States.

In 2011, Directive 2011/24/EU was adopted at the EU level. This Directive concerns the application of patients' rights in cross-border healthcare. The Directive is intended to establish rules for facilitating access to safe and high-quality cross-border healthcare in the EU. It also provides for the establishment of a voluntary network of national authorities or bodies responsible for HTA in the individual EU Member States. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This could lead to harmonization of the criteria taken into account in the conduct of HTA between EU Member States and in pricing and reimbursement decisions and negatively impact price in at least some EU Member States. On January 31, 2018, the European Commission adopted a new legislative proposal to amend Directive 2011/24/EU. The proposal aims at boosting the cooperation regarding HTA among the EU Member States. It covers new medicinal products and certain new medical devices. The proposal provides the possibility for EU Member States to use common HTA tools, methodologies and procedures across the EU and to perform joint clinical assessments. The proposal has not yet been adopted as new legislation.

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

The United Kingdom (UK) formally left the EU on January 31, 2020. During the subsequent transition period, EU pharmaceutical law as laid out in the “Acquis Communautaire” is expected to continue to be applicable to the UK. When the withdrawal from the EU becomes fully effective by December 31, 2020, the UK will have the status of a third country with regard to the EU, and it is uncertain if and to what extent its legislation and regulatory procedures will continue to be aligned with the EU.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees

As of February 21, 2020, we employed 257 full-time employees, of which 198 were engaged in research and development activities, including preclinical, manufacturing and clinical study related functions, and 59 were engaged in general administrative activities, including commercial, corporate development, finance, legal, human resources, information technology, facilities and other general and administrative functions. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our relationship with our employees to be good.

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

You also may view and download copies of our SEC filings free of charge at our website, www.regenxbio.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and is not considered part of, this Annual Report on Form 10-K. Investors should also note that we use our website, as well as SEC filings, press releases, public conference calls and webcasts, to announce financial information and other material developments regarding our business. We use these channels, as well as any social media channels listed on our website, to communicate with investors and members of the public about our business. It is possible that the information that we post on our social media channels could be deemed material information. Therefore, we encourage investors, the media and others interested in our company to review the information that we post on our social media channels.

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

We have organized the risks described below into (i) risks related to our NAV Technology Platform and the development of our product candidates, (ii) risks related to our financial position, (iii) risks related to third parties, (iv) risks related to manufacturing, (v) risks related to the commercialization of our product candidates, (vi) risks related to our business operations, (vii) risks related to our intellectual property and (viii) risks related to ownership of our common stock. However, these categories of risks and the specific risk factors described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations. In these circumstances, the market price of our common stock would likely decline and you could lose all or part of your investment.

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

•	our products and products developed by our NAV Technology Licensees may not maintain a continued acceptable safety profile following regulatory approval;
•	we may not maintain compliance with post-approval regulation and other requirements; and
•	we may not be able to obtain, maintain or enforce our rights under our licensed patents and other intellectual property rights.

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

In the fourth quarter of 2019, we were informed by the FDA that the IND for our Phase I/IIa trial for the treatment of wet AMD was placed on a partial clinical hold while the FDA assessed aspects of certain third-party commercially available devices that are used for the subretinal delivery of RGX-314. The FDA subsequently removed the partial clinical hold after reviewing additional information that we provided. The partial clinical hold was not related to our gene therapy candidate and the hold was removed without requiring modification to the surgical delivery system being used in the trial. The imposition of a clinical hold by regulatory authorities may hinder us from achieving our projected development goals for our product candidates in the time frames we have announced, or at all. Any failure or significant delay in completing clinical trials for our product candidates would adversely affect our ability to obtain regulatory approval and our commercial prospects and ability to generate product revenue will be diminished.

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

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

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

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. We intend to submit a marketing authorization application to EMA for approval of our product candidates by the European Commission in the European Union. However, obtaining such approval from the European Commission following the opinion of EMA is a lengthy and expensive process. Additionally, the approval procedures in the United Kingdom (UK) for our product candidates may be uncertain following the UK’s exit from the European Union.

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

Our operations have consumed significant amounts of cash since inception. Our future capital requirements will depend on many factors, including:

•	the timing of enrollment, commencement and completion of our clinical trials;
•	the results of our clinical trials;
•	the results of our preclinical studies for our product candidates and any subsequent clinical trials;
•	our planned expansion of the licensing of our NAV Technology Platform;
•	the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials for our product candidates;
•	the costs associated with building out additional laboratory and manufacturing capacity;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of future product sales, medical affairs, marketing, manufacturing and distribution activities for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sales of our products, should any of our product candidates receive marketing approval;
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

Although we have generated significant revenues from licensing our NAV Technology Platform, we have never generated revenue from sales of our product candidates.

We have generated significant revenues from licensing our NAV Technology Platform, including sublicense fees, milestone payments and royalties on net sales of a licensed product, Zolgensma. However, our ability to generate revenue from sales of our internal product candidates will depend on our ability, alone or with partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates.

Our ability to generate future revenues from sales of our product candidates and in connection with sales of our NAV Technology Licensees’ products depends heavily on our, and our NAV Technology Licensees’, success in:

•	completing research studies and preclinical and clinical development of product candidates and identifying new gene therapy product candidates;
•	obtaining regulatory and marketing approvals for product candidates for which clinical trials are completed;
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

While there is an established trading market for Prevail’s common stock, there are limitations on our ability to dispose of the Prevail Shares, should we wish to sell all or a portion of the Prevail Shares. We may be subject to restrictions on our ability to transfer the Prevail Shares under applicable securities laws. Furthermore, if we sell some or all of the Prevail Shares, there can be no assurance that we will be able to sell them at prices equivalent to the value of the Prevail Shares that we have reported in our financial statements, and we may be forced to sell them at significantly lower prices.

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

Our company was formed in July 2008. Our operations to date have predominantly focused on organizing and staffing our company, business planning, raising capital, acquiring our technology, administering and expanding our NAV Technology Platform sublicensing, identifying potential product candidates, undertaking research, preclinical studies and clinical trials of our product candidates and establishing licensing arrangements and collaborations. We have not yet fully demonstrated the ability to continue expansion of our NAV Technology Platform sublicensing efforts, complete and report clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have incurred substantial net losses since inception and expect to normally incur losses for the foreseeable future. Under the Internal Revenue Code of 1986, as amended (the Code), we can carry forward our net operating losses (NOLs) and other unused tax attributes, such as tax credits, to offset our future taxable income, if any, until such NOLs or other tax attributes are used or expire. If we undergo an “ownership change,” generally defined as a greater than 50% change by value in our equity ownership over a three-year period, the Code would limit our ability to use carryovers of our pre-ownership change NOLs, tax credits and certain other tax attributes to reduce our tax liability for periods after the ownership change. Therefore, an ownership change could result in increased U.S. tax liability for us if we generate taxable income in a future period.

The Tax Cuts and Jobs Act of 2017 (the TCJA) significantly reformed the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for NOLs to 80% of current year taxable income, elimination of NOL carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain significant exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits, including the orphan drug tax credit. Our business and financial condition could be adversely affected by the TCJA. In particular, if we have taxable income in any year going forward, we may be required to pay significantly higher taxes due to the TCJA’s limitation of the deduction for NOLs and elimination of NOL carrybacks, as described above. Additionally, the impact of the TCJA on our securityholders could be adverse. Prospective investors should consult with their legal and tax advisors with respect to the TCJA and the potential tax consequences of investing in or holding our securities.

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

We currently have development, manufacturing and testing agreements with third parties to manufacture supplies of our product candidates, in addition to our internal manufacturing laboratory. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, a decline in stability of a product that reduces its shelf life, natural disasters, disruption in utility services, human error or disruptions in the operations of suppliers.

Our product candidates require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of biologics such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that may not be detected in standard release testing, which could result in lot failures, product recalls, declines in stability, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable foreign standards or specifications with consistent and acceptable production yields and costs.

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

Delays in obtaining regulatory approval of our manufacturing process or disruptions in our manufacturing process, including the development of our current good manufacturing practice (cGMP) production facility, may delay or disrupt our commercialization efforts.

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

We currently plan to have some of the material manufactured for our planned preclinical and clinical programs by third parties. We currently rely, and expect to continue to rely, on third parties for the production of our preclinical study and planned clinical trial materials and, therefore, we can control only certain aspects of their activities.

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

•	reduced capacity of our third-party manufacturers and service providers caused by increased demand by their other customers;
•	discovery of data integrity issues with our third-party manufacturers and service providers which directly or indirectly impact our ability to use our product candidates; and
•	legal or regulatory actions against our third-party manufacturers and service providers which adversely affect our ability to use our product candidates.

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

Any contamination in our manufacturing process, shortages of resources or raw materials or failure of any of our key suppliers to deliver necessary components could result in delays in our research studies, preclinical and clinical development or marketing schedules.

Given the nature of biologics manufacturing, there is a risk of contamination during manufacturing. Any contamination could materially harm our ability to produce product candidates on schedule and could harm our results of operations and cause reputational damage.

Some of the resources, raw materials and components required in our manufacturing or research and development processes are derived from biologic sources, and we normally rely on suppliers to provide such resources, raw materials and components. These may be difficult to procure and subject to contamination or recall. Certain resources, raw materials and components, especially those that are specifically catered to the gene therapy industry, may become unavailable to us in sufficient quantities from time to time due to increased demand.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The extent to which the coronavirus impacts our ability to procure resources, raw materials or components necessary for our research studies or preclinical or clinical development will depend on unpredictable future developments, including new information that may emerge about the severity of the coronavirus and the actions to contain the coronavirus or treat its effects, among others.

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

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products, including potential one-time gene therapies. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and government payors develop their coverage and reimbursement policies. It is difficult to predict what the Centers for Medicare & Medicaid Services (CMS), the agency responsible for administering the Medicare program, will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these types of products. We cannot be assured that Medicare or Medicaid will cover any of our products, if approved, or provide reimbursement at adequate levels to realize a sufficient return on our investment. In addition, government regulators and legislative bodies in the United States are considering numerous proposals that may result in limitations on the prices at which we could charge customers for our products if we have products that are approved for sale. At this time, we are unable to predict how these potential legislative changes might affect our business. Moreover, reimbursement agencies in the European Union may be more conservative than CMS. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

•

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

If we obtain approval to commercialize our product candidates outside of the United States, in particular in the European Union or United Kingdom, a variety of risks associated with international operations could materially harm our business.

We expect that we will be subject to additional risks in commercializing our product candidates outside the United States, any of which could materially harm our business, which could include:

•	different regulatory requirements for approval of drugs and biologics in foreign countries;
•	reduced protection for intellectual property rights;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, floods and fires, or disease pandemics.

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

Such changes in the regulatory environment may also result in changes to our payor mix that may affect our operations. While PPACA is expected to increase the number of persons with covered health benefits, we cannot accurately estimate the payment rates for any additional persons that are expected to be covered by health benefits. For example, PPACA’s expansion of Medicaid coverage could cause patients who otherwise would have selected private healthcare to participate in government sponsored healthcare programs, and Medicaid and other government programs typically reimburse providers at substantially lower rates than private payors. Our revenue may be adversely impacted if states pursue lower rates or cost-containment strategies as a result of any expansion of their existing Medicaid programs to include additional persons, particularly in states experiencing budget deficits. Exchanges created to facilitate coverage for new persons to be covered by health benefits may also place additional pricing pressure on all providers, regardless of payor. The full impact of many of the provisions under PPACA, or the rules adopted under PPACA, is unknown at this time. Furthermore, PPACA may be modified, repealed or replaced with new regulations, and the full impact of any such modification, repeal or replacement is unknown at this time. PPACA and individual provisions thereunder have been challenged in numerous lawsuits. For example, in December 2018, a federal district court in Texas ruled that PPACA is unconstitutional as a result of the passage of the TCJA, which eliminated the individual mandate portion of PPACA. The Fifth Circuit Court of Appeals subsequently upheld the lower court decision. The Supreme Court of the United States (the Supreme Court) declined to hear an appeal on an expedited basis and, therefore, any decision by the Supreme Court on the case would not be expected to occur until 2021 at the earliest. We cannot predict the effect of any potential court decision relating to PPACA or modification, repeal or replacement of PPACA or any other healthcare reform legislation on our business.

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

•

national laws, industry codes and professional codes of conduct applicable to certain European Union Member States which require payments made to physicians to be publicly disclosed and agreements with physicians to often be the subject of prior notification and approval by the physicians’ employer, his or her competent professional organization and/or the regulatory authorities of the individual Member States;

•

federal, state and foreign laws relating to the processing, storage and transfer of personal data, including, but not limited to, the California Consumer Privacy Act and the European Union’s General Data Protection regulation, which may require us to incur substantial costs or change our business practices with respect to the treatment of personal data; and

•

state and foreign law equivalents of each of the above federal laws, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts in certain circumstances, such as specific disease states.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, reputational harm, public reprimands, third party actions, such as cease and desist letters or injunctions, and the curtailment or restructuring of our operations, any of which could harm our ability to operate our business and our results of operations.

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

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we believe we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business or financial operations, including our licensing and development programs. Unauthorized disclosure of sensitive or confidential patient or employee data, including personally identifiable information, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, or unauthorized access to or through our information systems and networks, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation. Unauthorized disclosure of personally identifiable information could also expose us to sanctions for violations of data privacy laws and regulations around the world, especially since the regulatory environment surrounding data privacy laws are increasingly demanding, with frequent imposition of new and changing requirements. To the extent that any disruption or security breach results in a loss of, or damage to, our trade secrets, data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further licensing of our NAV Technology Platform and development and commercialization of our product candidates could be delayed. For example, the loss of, or damage to, clinical trial data for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

Our current revenues are derived from a concentrated customer base. Our revenues for the years ended December 31, 2019 and 2018 consisted primarily of license and royalty revenue. Three customers accounted for approximately 92% of our total revenue for the year ended December 31, 2019. Two customers accounted for approximately 97% of our total revenue for the year ended December 31, 2018. We expect future license and royalty revenue to be derived from a limited number of licensees. Future license and royalty revenue is uncertain due to the contingent nature of our licenses granted to third-parties.

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

The patent positions of companies engaged in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Two cases involving diagnostic method claims and “gene patents” have recently been decided by the Supreme Court. On March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc. (Prometheus), a case involving patent claims directed to a process of measuring a metabolic product in a patient to optimize a drug dosage for the patient. According to the Supreme Court, the addition of well-understood, routine or conventional activity such as “administering” or “determining” steps was not enough to transform an otherwise patent-ineligible natural phenomenon into patent-eligible subject matter. On July 3, 2012, the USPTO issued a guidance memo to patent examiners indicating that process claims directed to a law of nature, a natural phenomenon or a naturally occurring relation or correlation that do not include additional elements or steps that integrate the natural principle into the claimed invention such that the natural principle is practically applied and the claim amounts to significantly more than the natural principle itself should be rejected as directed to not patent-eligible subject matter. On June 13, 2013, the Supreme Court issued its decision in Association for Molecular Pathology v. Myriad Genetics, Inc. (Myriad), a case involving patent claims held by Myriad relating to the breast cancer susceptibility genes BRCA1 and BRCA2. Myriad held that an isolated segment of naturally occurring DNA, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patent eligible subject matter, but that complementary DNA, which is an artificial construct that may be created from RNA transcripts of genes, may be patent eligible.

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

Shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended. Additionally, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC up to a certain number of shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market, subject to Rule 144 transfer restrictions applicable to affiliates. We registered 5,057,458 shares of common stock held by certain of our stockholders in an automatic shelf registration statement on Form S-3 filed with the SEC on August 8, 2018. Such stockholders are able to freely trade such shares of common stock.

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

Proxy contests have been waged against many companies in the biopharmaceutical industry over the last several years, and proxy advisory firms may recommend changes to our business operations, provisions in our restated certificate of incorporation or amended and restated bylaws, or the composition of our board of directors or its committees. If faced with a proxy contest or other type of stockholder activism, or a proxy advisory firm recommendation that is adverse to a management proposal, we may not be able to respond successfully to the contest or dispute, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by such a contest or dispute involving us or our partners because:

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

Our corporate headquarters are currently located in Rockville, Maryland. We occupy approximately 19,000 square feet of office space at this location under a lease that expires in September 2023, renewable for an additional five-year term. We also occupy approximately 73,000 square feet of office and laboratory space at other locations in Rockville, Maryland, and 15,000 square feet of office space in New York, New York, under leases that expire at various dates through 2027, some of which are renewable for additional years.

In November 2018, we entered into a lease agreement, as amended, for approximately 177,0000 square feet of office, laboratory and manufacturing space in a new facility to be constructed in Rockville, Maryland. The new facility will serve as our future corporate, manufacturing and research headquarters. The initial construction of the new facility is being performed by the landlord and is expected to be completed in 2020, and we expect to make significant additional improvements to the leased premises once construction is completed. The lease expires approximately 16 years from the date the landlord delivers the leased premises to us, subject to certain extension and termination options that we hold under the lease agreement.

We believe that our facilities, including the construction-in-progress for our future corporate, manufacturing and research headquarters, will be adequate to meet our operating needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to various lawsuits, claims or other legal proceedings that arise in the normal course of our business. We do not believe that we are currently party to any pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “RGNX.” On February 21, 2020, the last reported sale price for our common stock on The Nasdaq Global Select Market was $52.69 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between September 17, 2015 (the date of our initial public offering) and December 31, 2019, with the cumulative total return of (a) the Nasdaq Composite Index (^IXIC) and (b) the Nasdaq Biotechnology Index (^NBI), over the same period. This graph assumes the investment of $100 on September 17, 2015 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on September 17, 2015 of $30.45 per share as the initial value of our common stock and not the initial offering price to the public of $22.00 per share.

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

The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Holders

As of February 21, 2020, there were six holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We derived the consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 from our historical audited consolidated financial statements that are not included in this Annual Report on Form 10-K.  Historical results are not necessarily indicative of the results to be expected in future periods.

	Years Ended December 31,
	2019 (a)	2018 (a)	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenues	$35,233	$218,505	$10,393	$4,589	$7,588
Total operating expenses	184,231	130,405	86,278	69,929	30,725
Income (loss) from operations	(148,998)	88,100	(75,885)	(65,340)	(23,137)
Net income (loss)	(94,733)	99,937	(73,169)	(62,967)	(22,811)
Net income (loss) per share:
Basic	$(2.58)	$2.99	$(2.45)	$(2.38)	$(2.59)
Diluted	$(2.58)	$2.73	$(2.45)	$(2.38)	$(2.59)
Weighted-average common shares outstanding:
Basic	36,690	33,427	29,878	$26,409	$9,173
Diluted	36,690	36,648	29,878	$26,409	$9,173

(a)

Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition (Topic 605). The consolidated statements of operations data for the years ended December 31, 2019 and 2018 is presented in accordance with the requirements of Topic 606, while prior period amounts have not been adjusted and, accordingly, may not be comparable. Please refer to Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further information regarding the adoption on Topic 606.

	December 31,
	2019 (a)	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$69,514	$75,561	$46,656	$24,840	$54,116
Marketable securities	330,481	395,019	129,738	134,126	162,251
Working capital	311,356	315,737	153,560	83,702	113,809
Total assets	497,908	543,814	198,677	172,732	221,380
Non-current liabilities	14,035	12,790	1,211	1,326	233
Total liabilities	47,711	34,966	15,648	10,995	4,572
Common stock and additional paid-in capital	627,814	592,584	371,500	276,357	269,147
Total stockholders’ equity	450,197	508,848	183,029	161,737	216,808

(a)

Effective January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) which supersedes the lease accounting requirements in ASC 840, Leases (Topic 840). The consolidated balance sheet data as of December 31, 2019 is presented in accordance with the requirements of Topic 842, while prior period amounts have not been adjusted and, accordingly, may not be comparable. Please refer to Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further information regarding the adoption on Topic 842.

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

Overview of Product Candidates

We have developed a broad pipeline of gene therapy programs using our proprietary adeno-associated virus (AAV) gene therapy delivery platform (NAV Technology Platform) to address genetic diseases through two modalities: AAV-mediated antibody delivery and monogenic gene replacement. The AAV-mediated antibody delivery modality is designed to treat serious and chronic diseases by delivering the genes necessary for the sustained production of therapeutic antibodies in vivo. Our monogenic gene replacement approach builds upon the well-understood mechanism of replacing a dysfunctional or missing gene with a functional copy of the gene in order to enable sustained production of necessary proteins.

Gene therapy using NAV Vectors for AAV-mediated antibody delivery

•

RGX-314: We are developing RGX-314 as a novel, single-administration gene therapy for the treatment of wet age-related macular degeneration (wet AMD), diabetic retinopathy (DR), and other additional chronic retinal conditions which cause total or partial vision loss. We are advancing two separate routes of administration of RGX-314 to the eye, through a standardized subretinal delivery procedure as well as by delivery to the suprachoroidal space using the SCS Microinjector™ licensed from Clearside Biomedical, Inc.

We have enrolled 42 patients in the Phase I/IIa clinical trial of RGX-314 for the treatment of wet AMD and have reported positive interim data for all five dose level cohorts. We expect to initiate a pivotal program for the subretinal delivery of RGX-314 for the treatment of wet AMD in the second half of 2020.

We plan to initiate a Phase II trial for the suprachoroidal delivery of RGX-314 using the SCS Microinjector for the treatment of wet AMD in the first half of 2020 and expect to report interim data from Cohort 1 of the trial by the end of 2020. Additionally, we expect to submit an IND for a Phase II trial of the suprachoroidal delivery of RGX-314 using the SCS Microinjector for the treatment of DR by the end of 2020, and expect to report interim data in 2021.

•

AAV-Mediated Antibody Expression for the Treatment of Neurodegenerative Diseases: We have established a research program in partnership with Neurimmune AG (Neurimmune) to jointly develop and commercialize novel gene therapies using NAV Vectors to deliver human antibodies for chronic neurodegenerative diseases, with an initial focus on diseases associated with the accumulation and deposition of the microtubule-associated protein tau (tauopathies) and alpha-synuclein (alpha-synucleinopathies). We expect to provide a program update in the second half of 2020.

•

AAV-Mediated Antibody Expression for the Treatment of Hereditary Angioedema (HAE): We are developing a novel, one-time treatment utilizing a NAV Vector to deliver a gene encoding for a therapeutic antibody that targets and binds to plasma kallikrein, a key protein left unregulated in patients with HAE. HAE is a chronic and severe disease characterized by recurring severe swelling (angioedema), most commonly in the face, airway, intestines and limbs. We expect to select a lead product candidate in the first half of 2020 and provide a program update in the second half of 2020.

Gene therapy programs for the potential treatment of rare monogenic diseases

•

RGX-501: We are developing RGX-501 for the treatment of homozygous familial hypercholesterolemia (HoFH), a severe genetic disease characterized by premature and aggressive plaque buildup, life threatening coronary artery disease and aortic valve disease predominantly due to abnormalities in the function or expression of the receptor for low-density lipoprotein (LDL-C). We have completed dosing of patients in the expanded second cohort of the Phase I/II clinical trial for RGX-501 with corticosteroid prophylaxis, and we plan to assess LDL-C after all patients have completed steroid prophylaxis treatment. We expect to provide interim data in the first half of 2020.
•

RGX-121: We are developing RGX-121 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type II (MPS II), a severe genetic lysosomal storage disease caused by deficiency of iduronate-2-sulfatase (IDS), an enzyme that is responsible for breakdown of cellular waste products. Initial data from the first cohort demonstrated consistent and sustained reduction in heparan sulfate (HS) in the cerebral spinal fluid (CSF) and available data support early signs of neurocognitive stability. We expect to provide additional data from the first cohort in mid-2020, and we plan to complete enrollment in the second cohort in the first half of 2020, with interim data available in the second half of 2020.

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

•

RGX-181: We are developing RGX-181 for the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease, one of the most common forms of Batten disease, caused by mutations in the tripeptidyl peptidase 1 (TPP1) gene. We are conducting preclinical development of RGX-181, including asessement of unmet clinical needs such as neurologic and ophthalmologic manifestations of the disease. We expect to provide a program update in mid-2020 and submit an IND for a first-in-human trial in the second half of 2020.

•

Gene Therapy Research Program for the Treatment of Neuromuscular Disorders: We expect to announce plans for the clinical development of a potential treatment for a neuromuscular disorder in the second half of 2020.

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

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of December 31, 2019, our NAV Technology Platform was being applied in one FDA approved product (Zolgensma®), and the clinical development of 15 partnered product candidates, with over 20 partnered programs in total. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform, and creating potential additional revenue.

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

Royalty revenue to date consists of royalties on net sales of Zolgensma, which is marketed by AveXis, Inc. (AveXis), a wholly owned subsidiary of Novartis AG (Novartis), for use in children less than two years old with spinal muscular atrophy (SMA).

Zolgensma is a licensed product under our March 2014 license agreement, as amended, with AveXis for the development and commercialization of treatments for SMA.

Future license and royalty revenues are dependent on the successful development and commercialization of licensed products by our licensees, which is uncertain, and revenues may fluctuate significantly from period to period. Additionally, we may never receive consideration in our license agreements that is contemplated on option fees, development and sales-based milestone payments, royalties on sales of licensed products or sublicense fees, given the contingent nature of these payments. Our revenues are concentrated among a low number of licensees and licenses are terminable at the option of the licensee. The termination of our licenses by licensees may materially impact the amount of revenue we recognize in future periods. Please refer to Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of segment and geographical information regarding our revenues.

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

We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	a Phase I/IIa clinical trial and a planned pivotal program to evaluate the safety and efficacy of the subretinal delivery of RGX-314 for the treatment of wet AMD;
•	planned Phase II clinical trials to evaluate the safety and efficacy of the suprachoroidal delivery of RGX-314 using the SCS Microinjector for the treatment of wet AMD and DR;
•	a Phase I/II clinical trial to evaluate the safety and efficacy of RGX-501 for the treatment of HoFH;

•	a Phase I/II clinical trial to evaluate the safety and efficacy of RGX-121 for the treatment of MPS II;
•	a Phase I clinical trial to evaluate the safety and efficacy of RGX-111 for the treatment of MPS I;
•	preclinical research and development and a planned clinical trial for RGX-181 for the treatment of CLN2;
•	preclinical research and development for potential product candidates to treat neurodegenerative diseases, including tauopathies and alpha-synucleinopathies, under our collaboration with Neurimmune;
•	preclinical research and development for potential product candidates to treat HAE;
•	preclinical research and development for potential product candidates to treat neuromuscular disorders;
•	preclinical research and development for potential product candidates addressing other diseases across a range of therapeutics areas;
•	continued investment in advanced manufacturing analytics and process development activities; and
•	continued acquisition and manufacture of clinical trial materials in support of our anticipated clinical trials.

The following table summarizes our research and development expenses incurred during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Direct Expenses
RGX-314	$20,713	$6,580	$5,883
RGX-501	4,823	10,849	4,394
RGX-121	3,999	4,235	5,768
RGX-111	3,028	3,130	2,847
RGX-181	7,602	4,399	—
Total direct expenses	40,165	29,193	18,892
Unallocated Expenses
Unallocated external expenses	21,083	12,431	10,187
Personnel-related	50,164	34,275	23,377
Facilities and depreciation expense	9,511	5,816	3,547
Other unallocated	3,262	2,158	1,221
Total unallocated expenses	84,020	54,680	38,332
Total research and development	$124,185	$83,873	$57,224

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

Revenue Recognition

Effective January 1, 2018, we adopted Accountings Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC 605), Revenue Recognition (Topic 605). Our financial results for periods ending after January 1, 2018 are presented in accordance with the requirements of Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605.

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

Our license agreements are accounted for as contracts with customers within the scope of Topic 606. At the inception of each license agreement, we determine the contract term for purposes of applying the requirements of Topic 606. Licenses are generally terminable at the option of the licensee with advance notice to us. For each license granted, including licenses granted upon the exercise of license options, we evaluate these termination rights to determine whether a substantive termination penalty would be incurred by the licensee upon termination. If the licensee incurs a substantive termination penalty upon termination, the contract term for revenue recognition purposes is generally equal to the stated term of the license, which is the life of the underlying licensed patents. Alternatively, if the licensee does not incur a substantive termination penalty upon termination, the contract term for revenue recognition purposes may be shorter than the stated term of the license, in which case the termination rights may be accounted for as contract renewal options. The determination of whether a substantive termination penalty is associated with the termination rights requires significant judgment. In making this determination, we consider, among other things, the nature of the intellectual property rights that would be returned to us upon termination, including the exclusivity of the licensed rights and the stage of development of the licensed products, the payment terms, including the amount and timing of non-refundable or guaranteed payments, and the business purpose of the termination rights granted to the licensee. Generally, the most significant judgment in determining whether a substantive termination penalty exists relates to the amount of any up-front or guaranteed non-refundable payments relative to the amount of annual payments that may be avoided by the licensee upon termination of the license. We consider all of the facts and circumstances relevant to each license when making this determination.

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

Development milestone payments are payable to us upon the achievement of specified development milestones by licensees. At the inception of each license agreement that contains development milestone payments, we evaluate whether the milestones are considered probable of achievement and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur in the future, milestone payments are included in the transaction price and recognized as revenue upon the delivery of the license. Milestone payments contingent on the achievement of development milestones that are not within our control or the control of the licensee, such as regulatory approvals, are not considered probable of being achieved and are excluded from the transaction price until the milestone is achieved. At each reporting date, we re-evaluate the probability of achievement of each outstanding development milestone and, if necessary, adjust the transaction price for any milestones for which the probability of achievement has changed due to current facts and circumstances. Any such adjustments are recorded on a cumulative catch-up basis and recognized as revenue in the period of the adjustment.

Royalties on sales of licensed products, sales-based milestone payments and sublicense fees based on the receipt of certain fees by licensees from any sublicensees are excluded from the transaction price of each license and recognized as revenue in the period that the related sales or sublicenses occur, provided that the associated license has been delivered to the licensee.

Royalty revenue to date consists of royalties on net sales of Zolgensma, which is a licensed product under our March 2014 license agreement, as amended, with AveXis for the development and commercialization of treatments for SMA. We recognize royalty revenue from net sales of Zolgensma in the period in which the underlying products are sold by AveXis, which in certain cases may require us to estimate royalty revenue for periods of net sales which have not yet been reported to us. Sales-based milestone payments related to net sales of Zolgensma are recognized as royalty revenue in the period in which the milestone is achieved.

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

We have elected to not estimate forfeitures of stock-based awards and to account for forfeitures as they occur.

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

•	The assumed dividend yield of zero is based on our history of not paying dividends and our expectation of not paying dividends for the foreseeable future.

We estimate the fair value of our restricted stock units based on the closing price of our common stock on the date of the grant.

Income Taxes

As of December 31, 2019, we had federal net operating loss (NOL) carryforwards of $170.4 million, U.S. state NOL carryforwards of $269.3 million and federal and state research and development credit carryforwards of $40.5 million which may be available to offset future income tax liabilities and expire at various dates through 2039.

Under the provisions of the Internal Revenue Code, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may be subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have completed several financings since our inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future.

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

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, including our NOL and credit carryforwards. Based on our history of operating losses, we believe that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for our net deferred tax assets as of December 31, 2019 and 2018.

Recent Accounting Pronouncements

See Note 2 “Recent Accounting Pronouncements” in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a full description of recent accounting pronouncements and the potential impact to our financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

	Years Ended December 31,
	2019	2018	Change
	(in thousands)
Revenues
License and royalty revenue	$35,233	$218,505	$(183,272)
Total revenues	35,233	218,505	(183,272)
Operating Expenses
Cost of revenues	8,241	9,640	(1,399)
Research and development	124,185	83,873	40,312
General and administrative	51,815	36,850	14,965
Other operating expenses (income)	(10)	42	(52)
Total operating expenses	184,231	130,405	53,826
Income (loss) from operations	(148,998)	88,100	(237,098)
Other Income
Interest income from licensing	2,951	8,946	(5,995)
Investment income	48,559	7,070	41,489
Total other income	51,510	16,016	35,494
Income (loss) before income taxes	(97,488)	104,116	(201,604)
Income Tax Benefit (Expense)	2,755	(4,179)	6,934
Net income (loss)	$(94,733)	$99,937	$(194,670)

License and Royalty Revenue. License and royalty revenue decreased by $183.3 million, from $218.5 million for the year ended December 31, 2018 to $35.2 million for the year ended December 31, 2019. The decrease was primarily attributable to the following:

•	$176.1 million of non-recurring license revenue recognized in 2018 under our amended March 2014 license agreement with AveXis for the development and commercialization of treatments for SMA; and
•

$35.6 million of non-recurring license revenue recognized in 2018 under our November 2018 license agreement with Abeona Therapeutics Inc. (Abeona) for the development and commercialization of treatments for various diseases.

The decrease was partially offset by $20.8 million of royalty revenue recognized in 2019 related to net sales of Zolgensma. Commercial sales of Zolgensma commenced in the second quarter of 2019. We are eligible to receive a milestone payment of $80.0 million from AveXis upon the achievement of $1.0 billion in cumulative net sales of Zolgensma.

Research and Development Expense. Research and development expenses increased by $40.3 million, from $83.9 million for the year ended December 31, 2018 to $124.2 million for the year ended December 31, 2019. The increase was primarily attributable to the following:

•	an increase of $15.6 million for personnel costs as a result of increased headcount of research and development personnel, including a $5.4 million increase in stock-based compensation expense;
•	an increase of $8.2 million for external costs associated with clinical trial activities for our lead product candidates;
•

an increase of $6.0 million for laboratory costs and facilities used by research and development personnel, including a $3.1 million increase in depreciation expense allocated to research and development functions;

•	an increase of $4.4 million for external costs associated with preclinical studies and regulatory activities; and
•	an increase of $3.8 million for external costs associated with manufacturing-related services.

General and Administrative Expense. General and administrative expenses increased by $15.0 million, from $36.9 million for the year ended December 31, 2018 to $51.8 million for the year ended December 31, 2019. The increase was primarily attributable to the following:

•	an increase of $7.3 million for personnel costs as a result of increased headcount of general and administrative personnel, including a $4.8 million increase in stock-based compensation expense; and
•	an increase of $4.2 million for professional services, including commercial, legal, accounting and other advisory services.

Interest Income from Licensing. Interest income from licensing decreased by $6.0 million, from $8.9 million for the year ended December 31, 2018 to $3.0 million for the year ended December 31, 2019. The decrease was primarily attributable to $8.0 million of interest income recognized in 2018 under our amended March 2014 license agreement with AveXis.

Investment Income. Investment income increased by $41.5 million, from $7.1 million for the year ended December 31, 2018 to $48.6 million for the year ended December 31, 2019. The increase was primarily attributable to unrealized gains of $31.8 million and realized gains of $6.0 million recognized in 2019 related to our marketable equity securities of Prevail Therapeutics Inc. (Prevail). We acquired the securities as consideration for a commercial license to the NAV Technology Platform granted to Prevail in August 2017. Prevail completed its initial public offering (IPO) in June 2019. Prior to Prevail’s IPO, the securities were accounted for as non-marketable equity securities without a readily determinable fair value and had a carrying value of $0.4 million. Upon Prevail’s IPO in June 2019, the securities were reclassified to marketable securities and are measured at fair value. As of December 31, 2019, the Company’s marketable equity securities of Prevail had a fair value of $32.1 million. Significant fluctuations in the fair value of the securities may occur from period to period.

Comparison of the Years Ended December 31, 2018 and 2017

	Years Ended December 31,
	2018	2017	Change
	(in thousands)
Revenues
License and royalty revenue	$218,505	$10,385	$208,120
Other revenues	—	8	(8)
Total revenues	218,505	10,393	208,112
Operating Expenses
Cost of revenues	9,640	1,709	7,931
Research and development	83,873	57,224	26,649
General and administrative	36,850	27,229	9,621
Other operating expenses	42	116	(74)
Total operating expenses	130,405	86,278	44,127
Income (loss) from operations	88,100	(75,885)	163,985
Other Income
Interest income from licensing	8,946	—	8,946
Investment income	7,070	2,716	4,354
Total other income	16,016	2,716	13,300
Income (loss) before income taxes	104,116	(73,169)	177,285
Income Tax Expense	(4,179)	—	(4,179)
Net income (loss)	$99,937	$(73,169)	$173,106

License and Royalty Revenue. License and royalty revenue increased by $208.1 million, from $10.4 million for the year ended December 31, 2017 to $218.5 million for the year ended December 31, 2018. The increase was primarily attributable to the following license revenue recognized in 2018:

•	$176.1 million of revenue recognized under our amended March 2014 license agreement with AveXis for the development and commercialization of treatments for SMA; and
•	$35.6 million of revenue recognized under our November 2018 license agreement with Abeona for the development and commercialization of treatments for various diseases.

The increase in revenues in 2018 resulted in a $7.9 million increase in cost of revenues incurred during the period related to sublicense fees we are obligated to pay to our licensors.

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

•	an increase of $4.5 million for external costs associated with clinical trial activities for our lead product candidates; and
•	an increase of $3.5 million for external costs associated with manufacturing-related services.

General and Administrative Expense. General and administrative expenses increased by $9.6 million, from $27.2 million for the year ended December 31, 2017 to $36.9 million for the year ended December 31, 2018. The increase was primarily attributable to the following:

•	an increase of $5.7 million for personnel costs as a result of increased headcount of general and administrative personnel, including a $3.6 million increase in stock-based compensation expense; and
•	an increase of $2.1 million for professional services, including commercial, legal, accounting and other advisory services.

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

Liquidity and Capital Resources

As of December 31, 2019, we had cash, cash equivalents and marketable securities of $400.0 million, which were primarily derived from the sale of common stock as well as revenues generated from the licensing of our NAV Technology Platform. We expect that our cash, cash equivalents and marketable securities as of December 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan.

During the year ended December 31, 2019, we recognized total realized and unrealized gains of $37.8 million related to our marketable equity securities of Prevail. As of December 31, 2019, the Company’s marketable equity securities of Prevail had a fair value of $32.1 million. Significant fluctuations in the fair value of the securities may occur from period to period.

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

In January 2018, we amended our March 2014 license agreement (the January 2018 Amendment) with AveXis which modified its terms and conditions and provided additional intellectual property rights to AveXis. In consideration for the additional rights granted under the amended license agreement, AveXis paid us $80.0 million upon the effective date of the amendment. In addition, AveXis was obligated to pay us (i) $30.0 million on the first anniversary of the effective date of the January 2018 Amendment, (ii) $30.0 million on the second anniversary of the effective date of the January 2018 Amendment and (iii) potential sales-based milestone payments of up to $120.0 million. In the event of a change of control of AveXis, to the extent that any fee described in (i) or (ii) above, or the first $40.0 million of milestone payments described in (iii) above, had not yet been paid to us, AveXis was obligated to pay any such unpaid fee to us upon the change of control. Accordingly, when AveXis was acquired by Novartis in May 2018, AveXis paid us $100.0 million in accelerated license payments following the change of control. Pursuant to the amended license agreement, AveXis is obligated to pay us $80.0 million upon the achievement of a sales-based milestone, in addition to other regulatory milestone payments and royalties on net sales of licensed products. In May 2019, the FDA approved Zolgensma for marketing in the United States, which is a licensed product under our March 2014 license, as amended, with AveXis. Commercial sales of Zolgensma commenced in the second quarter of 2019, upon which we began recognizing royalty revenue on net sales of the licensed product. We recognized royalty revenue of $20.8 million related to net sales of Zolgensma during the year ended December 31, 2019.

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

We intend to devote the majority of our current capital to clinical development and seeking regulatory approval of our product candidates and capital expenditures to build out additional office, laboratory and manufacturing capacity. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the amount of operating expenditures and capital outlays necessary to complete the development of our product candidates. Additionally, our estimates are based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

Cash Flows

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$(107,705)	$104,648	$(57,992)
Net cash provided by (used in) investing activities	93,559	(279,358)	(4,790)
Net cash provided by financing activities	8,376	204,443	84,598
Net increase (decrease) in cash and cash equivalents and restricted cash	$(5,770)	$29,733	$21,816

Cash Flows from Operating Activities

Our net cash used in operating activities for the year ended December 31, 2019 increased by $212.4 million from the year ended December 31, 2018. The change was primarily attributable to $180.0 million in non-recurring license payments we received in 2018 related to the amendment of our March 2014 license agreement with AveXis, as well as an increase in operating expenses in 2019. The increase in operating expenses during the period was primarily attributable to increased employee headcount and external research and development expenses as we continue the development and advancement of our lead product candidates and other research programs.

For the year ended December 31, 2019, our net cash used in operating activities of $107.7 million consisted of a net loss of $94.7 million, $7.6 million in adjustments for non-cash items and changes in working capital of $5.3 million. Adjustments for non-cash items primarily consisted of unrealized gains on our marketable equity securities of Prevail of $31.8 million, net realized gains on marketable equity securities of $6.0 million, imputed interest earned from our license agreements of $3.0 million and net accretion of discounts on marketable debt securities of $1.2 million, and were partially offset by stock-based compensation expenses of $26.9 million and depreciation and amortization expense of $7.2 million. The changes in working capital were primarily attributable to an increase in accounts receivable of $8.6 million, an increase in other assets of $2.7 million and an increase in prepaid expenses of $1.0 million, and were partially offset by increases in accounts payable and accrued expenses and other current liabilities of $8.4 million. The increase in accounts receivable was largely driven by royalties on net sales of Zolgensma during the fourth quarter of 2019 which were recorded as accounts receivable as of December 31, 2019. The increases in prepaid expenses and other assets were largely driven by the amounts we were billed by service providers in 2019 which are applicable to future periods of performance, including periods beyond 12 months from December 31, 2019. The increases in accounts payable and accrued expenses and other current liabilities were largely driven by accrued royalties to our licensors related to net sales of Zolgensma during the fourth quarter of 2019, as well as a general increase in operating expenses in 2019.

For the year ended December 31, 2018, our net cash provided by operating activities of $104.6 million consisted of net income of $99.9 million and $12.5 million in adjustments for non-cash items, offset by changes in working capital of $7.8 million. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $16.6 million, depreciation and amortization expense of $4.0 million and net amortization of premiums on marketable debt securities of $0.8 million and were partially offset by imputed interest earned from our license agreements of $8.9 million. The changes in working capital were primarily attributable to an increase in accounts receivable of $16.8 million, increases in prepaid expenses and other current assets of $2.5 million and an increase in other assets of $1.5 million, and were partially offset by an increase in accrued expenses and other current liabilities of $7.6 million, an increase in deferred revenue of $3.9 million and an increase in other liabilities of $1.7 million. The increase in accounts receivable was largely driven by $26.0 million of accounts receivable recorded as of December 31, 2018 related to the November 2018 license agreement with Abeona, and was partially offset by the imputed interest recognized upon the acceleration of license payments under our amended March 2014 license agreement with AveXis.

For the year ended December 31, 2017, our net cash used in operating activities of $58.0 million consisted of a net loss of $73.2 million, offset by $14.3 million in adjustments for non-cash items and changes in working capital of $0.9 million. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $10.6 million, depreciation and amortization expense of $2.7 million and net amortization of premiums on marketable debt securities of $1.8 million. The changes in working capital were primarily attributable to increases in accounts payable and accrued expenses and other current liabilities of $4.5 million, and were partially offset by an increase in prepaid expenses of $3.6 million.

Cash Flows from Investing Activities

For the year ended December 31, 2019, net cash provided by investing activities consisted of $296.0 million in sales and maturities of marketable securities, offset by $190.7 million to purchase marketable securities and $11.7 million to purchase property and equipment. We expect capital expenditures to increase, beginning in 2020, as a result of the buildout of our future corporate, manufacturing and research headquarters at 9800 Medical Center Drive in Rockville, Maryland.

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

Cash Flows from Financing Activities

For the year ended December 31, 2019, net cash provided by financing activities consisted of $8.4 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

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

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $177.8 million as of December 31, 2019. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect our capital expenditures will increase significantly in the future for costs associated with building out additional office, laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Our future capital requirements will depend on many factors, including:

•	the timing of enrollment, commencement and completion of our clinical trials;
•	the results of our clinical trials;
•	the results of our preclinical studies for our product candidates and any subsequent clinical trials;
•	our planned expansion of the licensing of our NAV Technology Platform;

•	the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials for our product candidates;
•	the costs associated with building out additional laboratory and manufacturing capacity;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of future product sales, medical affairs, marketing, manufacturing and distribution activities for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sales of our products, should any of our product candidates receive marketing approval;
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

Our commitments also include obligations to our licensors under our in-license agreements, which may include sublicense fees, milestones fees, royalties and reimbursement of patent maintenance costs. Sublicense fees are due to the licensors when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license fees we receive from the sublicensees. Based on license fees we have received from sublicensees or recorded as accounts receivable as of December 31, 2019, we had accrued $2.7 million of sublicense fees payable to our licensors, of which $0.8 million was expected to be paid within 12 months and $1.8 million was expected to be paid in periods beyond 12 months. The actual amount of sublicense fees payable in future periods could differ materially if new licenses are granted to sublicensees, existing licenses are terminated by sublicensees or if certain other contingent consideration, such as milestone payments, is received from sublicensees in the future. Accordingly, the amount of sublicense fees payable in future periods is not fixed and determinable and therefore is not included in the table below. Milestone fees are payable by us upon our future achievement of certain development and regulatory milestones. Royalties are payable by us based on a percentage of net sales of licensed products. Maintenance costs are reimbursements to the licensors for maintaining licensed patents. These amounts are not fixed and determinable and therefore are not included in the table below.

We have entered into a number of long-term leases for office and laboratory space in Rockville, Maryland and New York, New York, as well as a number of laboratory and other equipment leases. The table below includes the future minimum lease payments under our lease agreements.

The following table summarizes our contractual obligations as of December 31, 2019, excluding the items discussed above related to vendor contracts, purchase commitments and license commitments:

			2021 and	2023 and	2025 and
	Total	2020	2022	2024	Thereafter
	(in thousands)
Future minimum lease payments	$127,185	$2,941	$11,026	$15,869	$97,349
Total contractual obligations	$127,185	$2,941	$11,026	$15,869	$97,349

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to interest rate risk results from the cash equivalents and marketable securities in our investment portfolio. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. At any time, significant changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. As of December 31, 2019 and 2018, we had cash, cash equivalents and marketable securities of $400.0 million and $470.6 million, respectively. Our cash equivalents and marketable securities as of December 31, 2019 consisted of money market mutual funds, U.S. government and federal agency securities, certificates of deposit, corporate bonds and equity securities. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2019, we estimate that the increase in interest rates would have resulted in a hypothetical decline of $1.9 million in the net fair value of our interest-sensitive securities.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in the COSO 2013 framework.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which accompanies our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item will be included in our proxy statement for the 2020 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019 (2020 Proxy Statement) under the headings “Election of Directors,” “Information about our Executive Officers” “Corporate Governance” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference.

We maintain a code of business conduct and ethics that qualifies as a “code of ethics” under Item 406 of the SEC’s Regulation S-K and applies to each of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The code of business conduct and ethics is available in the corporate governance section of our corporate website at www.regenxbio.com. Any amendment or waiver of the “code of ethics” provisions of the code of business conduct and ethics for an executive officer or director may be granted only by our Board of Directors or a committee thereof and must be timely disclosed as required by applicable law. We intend to satisfy the disclosure requirements regarding any such amendment or waiver applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in a current report filed with the SEC on Form 8-K or on our corporate website at www.regenxbio.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in our 2020 Proxy Statement under the headings “Corporate Governance,” “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our 2020 Proxy Statement under the headings “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our 2020 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our 2020 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

REGENXBIO INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of REGENXBIO Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of REGENXBIO Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

License revenue- Substantive Termination Penalties

As described in Notes 2 and 9 to the consolidated financial statements, at the inception of each license agreement, management determines the contract term for purposes of applying the requirements of generally accepted accounting policies relevant to revenue recognition. Licenses are generally terminable at the option of the licensee with advance notice to the Company. For each license granted, including licenses granted upon the exercise of license options, management evaluates these termination rights to determine whether a substantive termination penalty would be incurred by the licensee upon termination. If the licensee incurs a substantive termination penalty upon termination, the contract term for revenue recognition purposes is generally equal to the stated term of the license, which is the life of the underlying licensed patents. Alternatively, if the licensee does not incur a substantive termination penalty upon termination, the contract term for revenue recognition purposes may be shorter than the stated term of the license, in which case the termination rights may be accounted for as contract renewal options. The determination of whether a substantive termination penalty is associated with the termination rights requires significant judgment. In making this determination, management considers, among other things, the nature of the intellectual property rights that would be returned to the Company upon termination, including the exclusivity of the licensed rights and the stage of development of the licensed products, the payment terms, including the amount and timing of nonrefundable or guaranteed payments, and the business purpose of the termination rights granted to the licensee. Generally, the most significant judgment in determining whether a substantive termination penalty exists is related to the amount of any up-front or guaranteed non-refundable payments relative to the amount of annual payments that may be avoided by the licensee upon termination of the license. Management considers all of the facts and circumstances relevant to each license when making this determination.  The Company’s consolidated license and royalty revenue was $35.2 million for the year ended December 31, 2019, of which license revenue makes up a significant portion.

The principal considerations for our determination that performing procedures relating to license revenue, specifically substantive termination penalties, is a critical audit matter are there was significant judgment by management in determining whether each license granted, including licenses granted upon the exercise of license options, had substantive termination penalties used to determine the contract term for revenue recognition. This in turn led to significant auditor, judgment, subjectivity and effort in performing procedures to evaluate the audit evidence obtained relating to management’s determination of the existence of a substantive termination penalty in license revenue agreements.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of the existence of a substantive termination penalty in license revenue agreements. These procedures also included, among others, evaluating and testing, for a sample of license revenue contracts, management’s process for determining whether a licensee incurs a substantive termination penalty upon termination, which included evaluating (i) the nature of the license, (ii) the payment terms, (iii) the business purpose of contract terms that include termination rights, and (iv) the impact of contract cancellation on other performance obligations, if any, in the contract.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

February 26, 2020

We have served as the Company’s auditor since 2015.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$69,514	$75,561
Marketable securities	226,696	244,200
Accounts receivable	38,148	8,587
Prepaid expenses	6,475	5,734
Other current assets	4,199	3,831
Total current assets	345,032	337,913
Marketable securities	103,785	150,819
Accounts receivable	4,155	23,012
Property and equipment, net	28,973	28,702
Operating lease right-of-use assets	10,078	—
Restricted cash	1,330	1,053
Other assets	4,555	2,315
Total assets	$497,908	$543,814
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,409	$4,412
Accrued expenses and other current liabilities	24,846	17,164
Deferred revenue	—	600
Operating lease liabilities	2,421	—
Total current liabilities	33,676	22,176
Deferred revenue	3,333	3,333
Operating lease liabilities	8,874	—
Deferred rent	—	1,098
Financing lease obligations	—	5,854
Other liabilities	1,828	2,505
Total liabilities	47,711	34,966
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at December 31, 2019 and December 31, 2018; 36,992 and 36,120 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	627,810	592,580
Accumulated other comprehensive income (loss)	205	(720)
Accumulated deficit	(177,822)	(83,016)
Total stockholders’ equity	450,197	508,848
Total liabilities and stockholders’ equity	$497,908	$543,814

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Revenues
License and royalty revenue	$35,233	$218,505	$10,385
Other revenues	—	—	8
Total revenues	35,233	218,505	10,393
Operating Expenses
Cost of revenues	8,241	9,640	1,709
Research and development	124,185	83,873	57,224
General and administrative	51,815	36,850	27,229
Other operating expenses (income)	(10)	42	116
Total operating expenses	184,231	130,405	86,278
Income (loss) from operations	(148,998)	88,100	(75,885)
Other Income
Interest income from licensing	2,951	8,946	—
Investment income	48,559	7,070	2,716
Total other income	51,510	16,016	2,716
Income (loss) before income taxes	(97,488)	104,116	(73,169)
Income Tax Benefit (Expense)	2,755	(4,179)	—
Net income (loss)	$(94,733)	$99,937	$(73,169)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net	885	(5)	(682)
Total other comprehensive income (loss)	885	(5)	(682)
Comprehensive income (loss)	$(93,848)	$99,932	$(73,851)
Net income (loss) applicable to common stockholders	$(94,733)	$99,937	$(73,169)
Net income (loss) per share:
Basic	$(2.58)	$2.99	$(2.45)
Diluted	$(2.58)	$2.73	$(2.45)
Weighted-average common shares outstanding:
Basic	36,690	33,427	29,878
Diluted	36,690	36,648	29,878

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2016	26,477	$3	$276,354	$(33)	$(114,587)	$161,737
Issuance of common stock upon public offering, net of transaction costs of $5,738	4,255	—	81,489	—	—	81,489
Exercise of stock options	516	—	2,493	—	—	2,493
Issuance of common stock under employee stock purchase plan	48	—	556	—	—	556
Stock-based compensation expense	—	—	10,605	—	—	10,605
Unrealized loss on available-for-sale securities, net	—	—	—	(682)	—	(682)
Net loss	—	—	—	—	(73,169)	(73,169)
Balances at December 31, 2017	31,295	3	371,497	(715)	(187,756)	183,029
Adoption of ASU 2014-09 (Topic 606)	—	—	—	—	4,803	4,803
Issuance of common stock upon public offering, net of transaction costs of $12,728	3,105	1	189,096	—	—	189,097
Exercise of stock options	1,683	—	14,499	—	—	14,499
Issuance of common stock under employee stock purchase plan	37	—	847	—	—	847
Stock-based compensation expense	—	—	16,641	—	—	16,641
Unrealized loss on available-for-sale securities, net	—	—	—	(5)	—	(5)
Net income	—	—	—	—	99,937	99,937
Balances at December 31, 2018	36,120	4	592,580	(720)	(83,016)	508,848
Adoption of ASU 2016-02 (Topic 842)	—	—	—	—	(33)	(33)
Adoption of ASU 2018-02	—	—	—	40	(40)	—
Vesting of restricted stock units	40	—	—	—	—	—
Exercise of stock options	796	—	7,062	—	—	7,062
Issuance of common stock under employee stock purchase plan	36	—	1,314	—	—	1,314
Stock-based compensation expense	—	—	26,854	—	—	26,854
Unrealized gain on available-for-sale securities, net	—	—	—	885	—	885
Net loss	—	—	—	—	(94,733)	(94,733)
Balances at December 31, 2019	36,992	$4	$627,810	$205	$(177,822)	$450,197

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$(94,733)	$99,937	$(73,169)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation expense	26,854	16,641	10,605
Net amortization of premiums and accretion of discounts on marketable debt securities	(1,196)	755	1,815
Depreciation and amortization	7,152	3,982	2,686
Net realized losses (gains) on sales and maturities of marketable securities	(5,990)	39	(479)
Imputed interest income from licensing	(2,951)	(8,946)	—
Unrealized gains on marketable equity securities	(31,784)	—	—
Non-cash consideration received for licenses granted	—	—	(420)
Other non-cash adjustments	268	14	73
Changes in operating assets and liabilities
Accounts receivable	(8,622)	(16,803)	561
Prepaid expenses	(973)	(400)	(3,559)
Other current assets	(499)	(2,069)	(402)
Operating lease right-of-use assets	2,431	—	—
Other assets	(2,694)	(1,453)	(135)
Accounts payable	1,528	(218)	2,621
Accrued expenses and other current liabilities	6,882	7,582	1,897
Deferred revenue	(600)	3,933	—
Operating lease liabilities	(2,255)	—	—
Deferred rent	—	(32)	(86)
Other liabilities	(523)	1,686	—
Net cash provided by (used in) operating activities	(107,705)	104,648	(57,992)
Cash flows from investing activities
Purchases of marketable securities	(190,735)	(445,829)	(68,634)
Maturities of marketable securities	289,994	179,749	70,224
Sales of marketable securities	6,020	—	780
Purchases of property and equipment	(11,720)	(13,278)	(7,160)
Net cash provided by (used in) investing activities	93,559	(279,358)	(4,790)
Cash flows from financing activities
Proceeds from exercise of stock options	7,062	14,499	2,493
Proceeds from issuance of common stock under employee stock purchase plan	1,314	847	556
Proceeds from public offerings of common stock, net of underwriting discounts and commissions	—	189,716	81,994
Issuance costs for public offerings of common stock	—	(619)	(445)
Net cash provided by financing activities	8,376	204,443	84,598
Net increase (decrease) in cash and cash equivalents and restricted cash	(5,770)	29,733	21,816
Cash and cash equivalents and restricted cash
Beginning of period	76,614	46,881	25,065
End of period	$70,844	$76,614	$46,881
Supplemental cash flow information
Cash paid for income taxes	$904	$3,443	$—
Supplemental disclosures of non-cash investing and financing activities
Additions to property and equipment through accounts payable and accrued expenses	$1,572	$—	$254
Assets acquired under financing lease obligation	$—	$5,854	$—
Non-cash consideration received for licenses granted	$—	$—	$420

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

REGENXBIO Inc. (the Company) is a clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. The Company’s proprietary adeno-associated virus (AAV) gene delivery platform (NAV Technology Platform) consists of exclusive rights to over 100 novel AAV vectors, including AAV7, AAV8, AAV9 and AAVrh10. The NAV® Technology Platform is being applied by the Company, as well as by third-party licensees (NAV Technology Licensees), in the development of a broad pipeline of product candidates in multiple therapeutic areas. Additionally, the NAV Technology Platform is currently being applied in one commercially available product, Zolgensma®, which is marketed by a NAV Technology Licensee. The Company was formed in 2008 in the State of Delaware and is headquartered in Rockville, Maryland.

Liquidity and Risks

As of December 31, 2019, the Company had generated an accumulated deficit of $177.8 million since inception. As the Company has incurred cumulative losses since inception, transition to recurring profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability, and unless and until it does, the Company will continue to need to raise additional capital, to the extent possible. As of December 31, 2019, the Company had cash, cash equivalents and marketable securities of $400.0 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s revenues primarily consist of license and royalty revenue. For the year ended December 31, 2019, 90% of the Company’s revenue was attributed to the U.S. For the year ended December 31, 2018, 99% of the Company’s revenue was attributed to the U.S. For the year ended December 31, 2017, 96% of the Company’s revenue was attributed to the U.S. Country of origin for license revenue is determined based on the country of domicile of the licensee. Country of origin for royalty revenue is determined based on the location of the underlying net sales of licensed products. The substantial majority of the Company’s assets currently reside in the U.S.

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

	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$69,514	$75,561	$46,656
Restricted cash	1,330	1,053	225
Total cash and cash equivalents and restricted cash	$70,844	$76,614	$46,881

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

Concentrations of Credit Risk and Off-balance Sheet Risk

Cash and cash equivalents, marketable debt securities and accounts receivable are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at multiple financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. The Company’s marketable debt securities consist of investment grade securities and may be subject to concentrations of credit risk. The Company has adopted an investment policy which limits potential concentrations of investments and establishes minimum acceptable credit ratings, thereby reducing credit risk exposure. The Company believes that it is not exposed to significant credit risk related to accounts receivable due to the credit quality and history of collections from its significant customers. The Company is unaware of any concentrations of credit risk related to accounts receivable from significant customers with deteriorated credit quality. The Company has no financial instruments with off-balance sheet risk of loss.

The following table summarizes those customers who represented at least 10% of revenue or accounts receivable, current and non-current, for the periods presented:

	Revenue			Accounts Receivable
	Years Ended December 31,			December 31,
	2019	2018	2017	2019	2018
Customer A	69%	81%	68%	28%	*
Customer B	*	16%	*	62%	82%
Customer C	13%	*	*	*	*
Customer D	10%	*	*	*	*

*	Represented less than 10%

Accounts Receivable

Accounts receivable primarily consist of consideration due to the Company resulting from its license agreements with NAV Technology Licensees. Accounts receivable include amounts invoiced to licensees as well as rights to consideration which have not yet been invoiced, including unbilled royalties, and for which payment is conditional solely upon the passage of time. If a licensee elects to terminate a license prior to the end of the license term, the licensed intellectual property is returned to the Company and any accounts receivable from the licensee which are not contractually payable to the Company are charged off as a reduction of license revenue in the period of the termination. Accounts receivable which are not expected to be received by the Company within 12 months from the reporting date are stated net of a discount to present value and recorded as non-current assets on the consolidated balance sheets. The present value discount is recognized as a reduction of revenue in the period in which the accounts receivable are initially recorded and is accreted as interest income from licensing over the term of the receivables.

Accounts receivable are stated net of an allowance for doubtful accounts, if deemed necessary based on the Company’s evaluation of collectability using specific identification of account balances, the credit profile and financial condition of its customers and historical information regarding write-offs. Account balances are charged off against the allowance when the potential for recovery is considered remote. The Company did not record an allowance for doubtful accounts as of December 31, 2019 or 2018.

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

Under Topic 842, the Company classifies its leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, the Company records a right-of-use asset and a lease liability for all leases with a term greater than 12 months. All of the Company’s leases as of December 31, 2019 have been classified as operating leases. Operating lease expense is recognized on a straight-line basis over the term of the lease, with the exception of variable lease expenses which are recognized as incurred.

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

Estimated Useful Life
Computer equipment and software	3 years
Lab equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term of estimated useful life

Certain estimated construction costs incurred and reported by the Company’s landlord at 9800 Medical Center Drive through December 31, 2018 were recorded as property and equipment, with a corresponding financing lease obligation, on the consolidated balance sheets. Please refer to Note 6 for further information on the Company’s lease agreements.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to estimated future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses were recorded during the years ended December 31, 2019, 2018 and 2017.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (Topic 605). The Company’s financial results for periods ending after January 1, 2018 are presented in accordance with the requirements of Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605. Please refer to Recent Accounting Pronouncements below for additional information on the adoption of Topic 606.

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

The Company’s license agreements are accounted for as contracts with customers within the scope of Topic 606. At the inception of each license agreement, the Company determines the contract term for purposes of applying the requirements of Topic 606. Licenses are generally terminable at the option of the licensee with advance notice to the Company. For each license granted, including licenses granted upon the exercise of license options, the Company evaluates these termination rights to determine whether a substantive termination penalty would be incurred by the licensee upon termination. If the licensee incurs a substantive termination penalty upon termination, the contract term for revenue recognition purposes is generally equal to the stated term of the license, which is the life of the underlying licensed patents. Alternatively, if the licensee does not incur a substantive termination penalty upon termination, the contract term for revenue recognition purposes may be shorter than the stated term of the license, in which case the termination rights may be accounted for as contract renewal options. The determination of whether a substantive termination penalty is associated with the termination rights requires significant judgment. In making this determination, the Company considers, among other things, the nature of the intellectual property rights that would be returned to the Company upon termination, including the exclusivity of the licensed rights and the stage of development of the licensed products, the payment terms, including the amount and timing of non-refundable or guaranteed payments, and the business purpose of the termination rights granted to the licensee. Generally, the most significant judgment in determining whether a substantive termination penalty exists relates to the amount of any up-front or guaranteed non-refundable payments relative to the amount of annual payments that may be avoided by the licensee upon termination of the license. The Company considers all of the facts and circumstances relevant to each license when making this determination.

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

Development milestone payments are payable to the Company upon the achievement of specified development milestones by licensees. At the inception of each license agreement that contains development milestone payments, the Company evaluates whether the milestones are considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur in the future, milestone payments are included in the transaction price and recognized as revenue upon the delivery of the license. Milestone payments contingent on the achievement of development milestones that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved and are excluded from the transaction price until the milestone is achieved. At each reporting date, the Company re-evaluates the probability of achievement of each outstanding development milestone and, if necessary, adjusts the transaction price for any milestones for which the probability of achievement has changed due to current facts and circumstances. Any such adjustments are recorded on a cumulative catch-up basis and recognized as revenue in the period of the adjustment.

Royalties on sales of licensed products, sales-based milestone payments and sublicense fees based on the receipt of certain fees by licensees from any sublicensees are excluded from the transaction price of each license and recognized as revenue in the period that the related sales or sublicenses occur, provided that the associated license has been delivered to the licensee.

Royalty revenue to date consists of royalties on net sales of Zolgensma, which is a licensed product under the Company’s March 2014 license agreement, as amended, with AveXis, Inc. (AveXis) (a wholly owned subsidiary of Novartis AG (Novartis)) for the development and commercialization of treatments for spinal muscular atrophy (SMA). The Company recognizes royalty revenue from net sales of Zolgensma in the period in which the underlying products are sold by AveXis, which in certain cases may require the Company to estimate royalty revenue for periods of net sales which have not yet been reported to the Company. Sales-based milestone payments related to net sales of Zolgensma are recognized as royalty revenue in the period in which the milestone is achieved.

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

Other Revenues

Other revenues consist of grant revenue generated through research and development grant programs offered by the European Union. Grant revenue is recognized in the period in which the related costs are incurred and the related services are rendered by the Company. As of December 31, 2017, all grant programs were completed.

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

The Company has elected to not estimate forfeitures of stock-based awards and to account for forfeitures as they occur.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive income (loss).

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

The cumulative impact of the adoption of Topic 842 resulted in an increase in accumulated deficit of less than $0.1 million on January 1, 2019. The adoption of Topic 842 did not have a material impact on the Company’s results of operations for year ended December 31, 2019, nor does the Company believe it will have a material impact on future results of operations based on its current leasing arrangements.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which simplifies the current accounting for income taxes. Among other changes, the standard removes the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items such as other comprehensive income. The standard is effective for the Company beginning January 1, 2021, with early adoption permitted. The Company does not believe the application of this standard will have a material impact on its financial position or results of operations.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The standard is effective for the Company beginning January 1, 2020 and may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company will adopt this standard on a prospective basis and does not believe the application of this standard will have a material impact on its financial position or results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements regarding fair value measurements. The standard is effective for the Company beginning January 1, 2020. The Company does not believe the application of this standard will have a material impact on its financial statement disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the accounting for credit losses for most financial assets and certain other instruments. The standard requires that entities holding financial assets that are not accounted for at fair value through net income be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The standard is effective for the Company beginning January 1, 2020. The Company does not believe the application of this standard will have a material impact on its financial position or results of operations.

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities and equity securities (in thousands):

	Amortized Cost / Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2019
U.S. government and federal agency securities	$62,637	$215	$(5)	$62,847
Certificates of deposit	8,506	77	—	8,583
Corporate bonds	226,137	808	(29)	226,916
Equity securities	351	31,784	—	32,135
	$297,631	$32,884	$(34)	$330,481

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2018
U.S. government and federal agency securities	$103,410	$93	$(37)	$103,466
Certificates of deposit	8,992	—	—	8,992
Corporate bonds	282,902	36	(377)	282,561
	$395,304	$129	$(414)	$395,019

As of December 31, 2019 and 2018, no available-for-sale debt securities had remaining maturities greater than three years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of December 31, 2019 and 2018, the balance in the Company’s accumulated other comprehensive income (loss) consisted solely of net unrealized gains and losses on available-for-sale debt securities, net of income tax effects and reclassification adjustments for realized gains and losses. During the years ended December 31, 2019, 2018 and 2017, the Company recognized net unrealized gains (losses) on available-for-sale securities of $1.4 million, less than $(0.1) million and $(0.2) million, respectively, and income tax expense of $0.5 million, zero and zero, respectively, in other comprehensive income (loss) for the periods. The Company recognized net realized gains (losses) of less than $0.1 million, less than $(0.1) million and $0.5 million on the sale or maturity of available-for-sale securities during the years ended December 31, 2019, 2018 and 2017, respectively, which were reclassified out of accumulated other comprehensive income (loss) during the periods and were included in investment income in the consolidated statements of operations and comprehensive income (loss).

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
U.S. government and federal agency securities	$12,562	$(5)	$—	$—	$12,562	$(5)
Corporate bonds	48,556	(29)	—	—	48,556	(29)
	$61,118	$(34)	$—	$—	$61,118	$(34)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
U.S. government and federal agency securities	$53,124	$(37)	$—	$—	$53,124	$(37)
Corporate bonds	245,283	(354)	12,424	(23)	257,707	(377)
	$298,407	$(391)	$12,424	$(23)	$310,831	$(414)

As of December 31, 2019, available-for-sale debt securities held by the Company which were in an unrealized loss position consisted of 20 investment grade security positions. The Company has the intent and ability to hold such securities until recovery and has determined that none of its available-for-sale debt securities were other-than-temporarily impaired as of December 31, 2019 or 2018.

Marketable equity securities held by the Company as of December 31, 2019 consisted solely of common stock of Prevail Therapeutics Inc. (Prevail). The Company acquired the securities as consideration for a commercial license to the NAV Technology Platform granted to Prevail in August 2017. Prevail completed its initial public offering (IPO) in June 2019. Prior to Prevail’s IPO, the securities were accounted for as non-marketable equity securities without a readily determinable fair value and had a carrying value of $0.4 million. Upon Prevail’s IPO in June 2019, the securities were reclassified to marketable securities and are measured at fair value. During the year ended December 31, 2019, the Company recognized unrealized gains of $31.8 million and realized gains of $6.0 million related to its marketable equity securities of Prevail, which were included in investment income in the consolidated statements of operations and comprehensive income (loss).

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2019
Cash equivalents:
Money market mutual funds	$—	$56,058	$—	$56,058
Total cash equivalents	—	56,058	—	56,058
Marketable securities:
U.S. government and federal agency securities	—	62,847	—	62,847
Certificates of deposit	—	8,583	—	8,583
Corporate bonds	—	226,916	—	226,916
Equity securities	32,135	—	—	32,135
Total marketable securities	32,135	298,346	—	330,481
Total cash equivalents and marketable securities	$32,135	$354,404	$—	$386,539

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2018
Cash equivalents:
Money market mutual funds	$—	$75,542	$—	$75,542
Total cash equivalents	—	75,542	—	75,542
Marketable securities:
U.S. government and federal agency securities	—	103,466	—	103,466
Certificates of deposit	—	8,992	—	8,992
Corporate bonds	—	282,561	—	282,561
Total marketable securities	—	395,019	—	395,019
Total cash equivalents and marketable securities	$—	$470,561	$—	$470,561

There were no transfers of financial instruments between levels of the fair value hierarchy during the years ended December 31, 2019 and 2018.

Management estimates that the carrying amounts of its current accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Accounts receivable which contain non-current portions are recorded at their present values using a discount rate that is based on prevailing market rates and the credit profile of the licensee on the date the amounts are initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be significantly different from those that would be used as of December 31, 2019 to determine the present value of the receivables. Accordingly, management estimates that the carrying value of its non-current accounts receivable approximates the fair value of those instruments.

Non-marketable equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. As of December 31, 2018, non-marketable equity securities had a carrying value of $0.4 million and were included in other assets on the consolidated balance sheet. The Company did not identify any observable price changes or changes in circumstances that would have had an adverse effect on the fair value of the securities as of December 31, 2018. During year ended December 31, 2019, all of the Company’s non-marketable equity securities were reclassified to marketable securities and as of December 31, 2019, the Company did not hold any non-marketable equity securities. No remeasurements or impairment losses were recorded on non-marketable equity securities during the years ended December 31, 2019, 2018 and 2017.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31, 2019	December 31, 2018
Lab equipment	$19,663	$14,417
Computer equipment and software	2,545	2,002
Furniture and fixtures	2,188	1,915
Leasehold improvements	18,915	11,751
Construction-in-progress	—	5,854
Total property and equipment	43,311	35,939
Accumulated depreciation and amortization	(14,338)	(7,237)
Property and equipment, net	$28,973	$28,702

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

During the years ended December 31, 2019, 2018 and 2017, the Company recorded depreciation expense of $7.2 million, $4.0 million and $2.7 million, respectively.

6. Leases

9800 Medical Center Drive

In November 2018, the Company entered into a lease agreement, as amended in April 2019 and November 2019, for approximately 177,000 square feet of office, laboratory and manufacturing facilities in a new building to be constructed at 9800 Medical Center Drive in Rockville, Maryland (the 9800 Medical Center Drive Lease). The initial construction of the building is being conducted by the landlord and is expected to be completed in 2020, after which the leased premises will be delivered to the Company to make additional improvements to the building. Pursuant to the amended lease agreement, the Company will receive a $19.5 million tenant improvement allowance from the landlord to construct additional improvements to the leased premises. The lease expires approximately 16 years from delivery of the leased premises to the Company, subject to certain extension and termination options held by the Company. The Company has the option to extend the term of the lease for up to 10 additional years and the option to terminate the lease after 12 years from the delivery of the leased premises to the Company. If the Company elects to terminate the lease, it will be subject to a termination fee equal to the unamortized tenant improvement allowance, rent abatement and landlord commissions as of the termination date, bearing interest at 5% per annum, plus four months of base rent and operating expenses. Additionally, after the delivery of the leased premises under the 9800 Medical Center Drive Lease, the Company will have the option to terminate its lease at 9712 Medical Center Drive with six months’ notice. Monthly payments under the 9800 Medical Center Drive Lease begin approximately 12 months from the delivery of the leased premises to the Company and escalate annually in accordance with the lease agreement. As required by the lease agreement, the Company has provided the landlord with an irrevocable letter of credit of $1.1 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease.

The Company is involved in the construction project for the leased premises at 9800 Medical Center Drive, including having the responsibility to pay for a portion of the costs of non-normal tenant improvements such as finish work, mechanical, electrical and plumbing elements of the building, among other items. As of December 31, 2018, under the requirements of Topic 840, the Company was deemed the owner of the leased premises during the construction period for accounting purposes and certain estimated construction costs incurred and reported by the landlord were recorded as property and equipment, with a corresponding financing lease obligation, on the consolidated balance sheet. The Company has determined that it does not control the building during the construction period under the requirements of Topic 842. Accordingly, upon the adoption of Topic 842 on January 1, 2019, the Company derecognized property and equipment of $5.9 million for the cumulative costs of construction incurred by the landlord as well as the associated $5.9 million financing lease obligation. As of December 31, 2019, the Company had recorded $5.4 million of costs related to the construction at 9800 Medical Center Drive, which have been recorded as leasehold improvements within property and equipment on the consolidated balance sheets.

As of December 31, 2019, the right-of-use assets and lease liabilities related to the 9800 Medical Center Drive Lease have not been recorded on the Company’s consolidated balance sheets and will be measured and recognized on the commencement date of the lease, which is expected to occur in 2020 when the landlord delivers the newly constructed building to the Company.

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

In May 2016, the Company entered into an operating lease for office space at 400 Madison Avenue in New York, New York (the 400 Madison Lease). The lease commenced in July 2016 and monthly payments under the lease began in October 2016 and escalate annually in accordance with the lease agreement. In May 2019, the 400 Madison Lease was amended to include additional office space and extend the term of the lease from October 2020 to April 2027. The Company will receive a $0.7 million tenant improvement allowance from the landlord to construct improvements to the leased premises. As required by the lease agreement, the Company has provided the landlord with an irrevocable letter of credit of $0.2 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease.

As a result of the amendment in May 2019, the expiration of the lease term for the original premises under the 400 Madison Lease was adjusted from October 2020 to August 2019, the date in which the Company temporarily vacated the premises so that the landlord could perform demolition of the original leased premises. Upon the execution of the amendment in May 2019, the right-of-use assets and lease liabilities for the original premises were reduced by $0.4 million to account for the modification of the lease term. The right-of-use assets and lease liabilities related to the expanded premises for the extended lease term were measured and recognized upon the delivery of the expanded premises to the Company to make tenant improvements, which occurred in October 2019.

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

Operating Lease Information

All of the Company’s leases are classified as operating leases. The following table summarizes the Company’s lease costs and supplemental cash flow information related to its operating leases (in thousands):

Year Ended
December 31, 2019
Operating lease cost	$3,040
Variable lease cost	666
Total lease cost	$3,706

Cash paid for amounts included in operating lease liabilities	$2,724
Right-of-use assets acquired through operating lease liabilities	$5,114

Right-of-use assets acquired through operating lease liabilities for the year ended December 31, 2019 includes a reduction of $0.4 million related to the May 2019 amendment to the 400 Madison Lease for the adjustment of the lease term. Short-term lease expense for the year ended December 31, 2019 was not material and is included in operating lease cost in the table above. Variable lease cost under the Company’s operating leases includes items such as common area maintenance, utilities, taxes and other charges.

The weighted-average remaining lease term and weighted-average discount rate of the Company’s operating leases were as follows:

As of
December 31, 2019
Weighted-average remaining lease term (years)	4.6
Weighted-average discount rate	5.1%

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the 9800 Medical Center Drive Lease and other operating leases to the amounts reported as operating lease liabilities on the consolidated balance sheet as of December 31, 2019 (in thousands):

	9800 Medical	Other	Total
	Center Drive	Operating	Minimum Lease
	Lease (a)	Leases	Payments
Undiscounted future minimum lease payments:
2020	$—	$2,941	$2,941
2021	1,444	3,528	4,972
2022	4,535	1,519	6,054
2023	6,401	1,427	7,828
2024	7,054	987	8,041
Thereafter	94,943	2,406	97,349
Total undiscounted future minimum lease payments	$114,377	$12,808	$127,185
Amount representing imputed interest		(1,513)
Total operating lease liabilities		11,295
Current portion of operating lease liabilities		(2,421)
Operating lease liabilities, non-current		$8,874

(a)

Includes undiscounted future minimum lease payments under the 9800 Medical Center Drive Lease which are not included in the lease liabilities reported on the consolidated balance sheet as of December 31, 2019. The actual timing and amounts of these payments are subject to adjustment based on the commencement dates and actual square footage of the leased premises. Accordingly, these amounts were estimates as of December 31, 2019.

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

Rent expense, as recognized in accordance with Topic 840, under all leases, including additional rent charges for utilities, parking, property management, operating expenses and real estate taxes for the years ended December 31, 2018 and 2017 was $2.8 million and $1.8 million, respectively.

7. Commitments and Contingencies

Licenses and Collaborations

The Company licenses intellectual property from third-parties, primarily for technology used in its product candidates and development programs and which may be sublicensed to NAV Technology Licensees. Licenses granted to the Company may require the Company to make future payments relating to sublicense fees, milestone fees and royalties on future sales of licensed products. Additionally, the Company may be responsible for the cost of the maintenance of the intellectual property as incurred by its licensors. Up-front fees to obtain licensed technology are recorded as research and development expenses if the technology has no alternative future use. Patent maintenance costs are recorded as general and administrative expenses. Sublicense fees are based on a specified percentage of license fees earned by the Company as a result of sublicensing the technology to third-parties and are recorded as cost of revenues. Milestone fees are recorded as cost of revenues if the underlying milestone is achieved by a licensee, or as research and development expense if the underlying milestone is achieved by the Company as a result of the development of its product candidates and the technology has no alternative future use. Royalties due on sales of licensed products, including sales by NAV Technology Licensees, are recorded as cost of revenues.

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

In April 2019, the Company amended its license from Penn to include exclusive license rights to certain patent rights and know-how, including research data and other information, relating to the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease. In consideration for the additional licensed rights, and in addition to any consideration owed under the license prior to the amendment, the Company paid Penn an up-front fee and is obligated to pay milestone fees of up to $20.5 million upon the achievement of various development and sales-based milestones and additional royalties on net sales of licensed products for the treatment of CLN2 disease. Additionally, the amendment modified the percentage of sublicense fees the Company is obligated to pay Penn on amounts the Company receives from third parties for the sublicensing of the licensed rights for the treatment of CLN2 disease.

Expenses incurred by the Company related to its license from Penn were recorded as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cost of revenues	$—	$(18)	$211
Research and development	200	—	—
General and administrative	905	130	233
	$1,105	$112	$444

As of December 31, 2019 and 2018, the Company had recorded $0.1 million and $0.1 million, respectively, in expenses payable to Penn under the license agreement, which are included in accounts payable, accrued expenses and other current liabilities and other liabilities on the consolidated balance sheets.

GlaxoSmithKline LLC

In March 2009, the Company entered into a license agreement, which was amended in April 2009, with GlaxoSmithKline LLC (GSK) for exclusive, worldwide rights to certain patents underlying the Company’s NAV Technology Platform which are owned by Penn and exclusively licensed to GSK. Pursuant to the license agreement, the Company is obligated to pay GSK royalties on net sales of licensed products and sublicense fees. Additionally, the Company is obligated to reimburse GSK for certain costs incurred related to the maintenance of the licensed patents. The Company was also obligated to pay $1.5 million to GSK upon the achievement of various milestones, all of which have been achieved and paid as of December 31, 2019.

Expenses incurred by the Company related to its license from GSK were recorded as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cost of revenues:
Royalties on net sales of licensed products	$5,822	$—	$—
Other cost of revenues	2,419	9,407	1,499
Total cost of revenues	8,241	9,407	1,499
General and administrative	928	548	509
	$9,169	$9,955	$2,008

As of December 31, 2019 and 2018, the Company had recorded $6.7 million and $4.1 million, respectively, in expenses payable to GSK under the license agreement, which are included in accounts payable, accrued expenses and other current liabilities and other liabilities on the consolidated balance sheets.

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

The Company determined that the collaboration and license agreement with Neurimmune is a collaborative arrangement within the scope of Topic 808, and that no unit of account under the arrangement should be accounted for as a transaction with a customer within the scope of Topic 606. In accordance with the Company’s accounting policies for collaborative arrangements, if Neurimmune’s development costs incurred under the collaboration exceed those incurred by the Company during a reporting period, the Company will recognize research and development expense and record a liability for the amount due to Neurimmune at the end of the period. Alternatively, if the Company’s development costs incurred under the collaboration exceed those incurred by Neurimmune during a reporting period, the Company will recognize a reduction of research and development expenses and record an amount due from Neurimmune at the end of the period. During the year ended December 31, 2019, the Company recognized net research and development expenses of less than $0.1 million under the collaboration and license agreement with Neurimmune.

Clearside Biomedical, Inc.

In August 2019, the Company entered into an option and license agreement with Clearside Biomedical, Inc. (Clearside) pursuant to which the Company was granted an option to exclusively license the worldwide rights to certain patents related to Clearside’s proprietary, in-office SCS Microinjector™ for the delivery of RGX-314 to the suprachoroidal space to treat wet age-related macular degeneration (wet AMD), diabetic neuropathy (DR) and other diseases. The Company exercised its license option in October 2019, resulting in a payment of $1.6 million to Clearside which was recognized as research and development expense upon exercise. Additionally, the Company is obligated to pay milestone fees of up to $136.0 million upon the achievement of various development and sales-based milestones, as well as royalties on net sales of licensed products using the SCS Microinjector. Clearside is responsible for supplying the SCS Microinjector to the Company to support all preclinical, clinical and commercial needs. As of December 31, 2019, no milestones had been achieved, or were deemed probable of achievement, under the license agreement.

Other Licenses

In November 2014, the Company entered into a license agreement, which was amended in November 2016, with Regents of the University of Minnesota (Minnesota), for an exclusive license under Minnesota’s interest in certain patent rights which are co-owned by Minnesota and the Company to commercialize products covered by the licensed patent rights in any country or territory in which a licensed patent has been issued and is unexpired, or a licensed patent application is pending. Pursuant to the license agreement, the Company is obligated to pay Minnesota annual maintenance fees, royalties on net sales, sublicense fees and fees upon the achievement of various milestones. Additionally, the Company is obligated to pay for certain costs incurred related to the maintenance of the licensed patents.

In August 2018, the Company entered into a license agreement with Emory University (Emory) for an exclusive license under Emory’s interest in certain patent rights which are co-owned by Emory and the Company to commercialize products covered by the licensed patent rights in any country or territory. Pursuant to the license agreement, the Company is obligated to reimburse Emory for patent prosecution and maintenance expenses and pay Emory annual maintenance fees under certain circumstances, royalties on net sales, sublicense fees and fees upon the achievement of various milestones for the first licensed product.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s potential exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2019 and 2018, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded any related liabilities.

8. Capitalization

As of December 31, 2019 and 2018, the authorized capital stock of the Company included 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s restated certificate of incorporation and bylaws contain the rights, preferences and privileges of the Company’s stockholders and their respective shares.

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

The Company’s reserved shares of common stock for future issuance are as follows (in thousands):

	December 31, 2019	December 31, 2018
Reserved for issuance under equity incentive plans	7,607	6,999
Reserved for issuance under employee stock purchase plan	134	170
	7,741	7,169

9. License and Royalty Revenue

Effective January 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method and has applied the new standard to all of its license agreements in effect as of, or entered into after, January 1, 2018. Revenue reported for periods ending after January 1, 2018 is presented in accordance with the requirements of Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605 and accordingly, may not be comparable.

As of December 31, 2019, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in one commercial product, Zolgensma, and in the development of more than 20 product candidates. Consideration to the Company under its license agreements may include: (i) up-front and annual fees, (ii) option fees to acquire additional licenses, (iii) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (iv) sublicense fees and (v) royalties on sales of licensed products. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

Development milestone payments are evaluated each reporting period and only included in the transaction price of each license and recognized as license revenue to the extent they are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of December 31, 2019, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $0.3 million upon the submission of preclinical regulatory filings, $20.1 million upon the commencement of various stages of clinical trials, $31.0 million upon the submission of regulatory approval filings, $99.0 million upon the approval of commercial products by regulatory agencies and $207.0 million upon the achievement of specified sales targets for licensed products. To the extent the milestone payments are realized by the Company, the Company will be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of milestones by licensees is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

The following tables present changes in the balances of the Company’s receivables, contract assets and contract liabilities during the periods presented (in thousands):

	Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Year Ended December 31, 2019
Receivables and contract assets:
Accounts receivable, current and non-current	$31,599	$39,203	$(28,499)	$42,303
Contract assets	$750	$1,000	$(1,750)	$—
Contract liabilities:
Deferred revenue, current and non-current	$3,933	$—	$(600)	$3,333

	Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Year Ended December 31, 2018
Receivables and contract assets:
Accounts receivable, current and non-current	$5,850	$231,154	$(205,405)	$31,599
Contract assets	$350	$3,000	$(2,600)	$750
Contract liabilities:
Deferred revenue, current and non-current	$—	$3,933	$—	$3,933

Additions to accounts receivable during the year ended December 31, 2019 primarily consisted of royalties on net sales of Zolgensma of $20.8 million, receivables recorded related to new licenses granted during the period, amounts billed upon the achievement of development milestones by licensees and interest income recognized during the period related to significant financing components. Deductions to accounts receivable during the year ended December 31, 2019 primarily consisted of amounts collected from licensees during the period.

Additions to accounts receivable during the year ended December 31, 2018 primarily consisted of amounts recorded under the January 2018 amendment to the license agreement with AveXis for the development of and commercialization of treatments for SMA, receivables recorded related to new licenses granted during the period, amounts billed upon the achievement of development milestones by licensees and interest income recognized during the period related to significant financing components. Deductions to accounts receivable during the year ended December 31, 2018 primarily consisted of amounts collected from licensees during the period.

The changes in the balances of contract assets during the years ended December 31, 2019 and 2018 consist of development milestones deemed probable of achievement by licensees during the period, offset by the subsequent achievement of such milestones and billing of associated milestone payments by the Company.

As of December 31, 2019, the Company had recorded deferred revenue of $3.3 million which represents consideration received from licensees for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations consist of options granted to licensees that provide material rights to the licensee to acquire additional licenses from the Company. These performance obligations will be satisfied, and underlying revenue will be recognized, upon the exercise or expiration of the options. The changes in deferred revenue during the years ended December 31, 2019 and 2018 consisted of amounts billed to licensees for new license options granted during the period, offset by revenue recognized during the period upon the exercise of license options by licensees. During the year ended December 31, 2019, the Company recognized $0.6 million of license revenue that was included in deferred revenue at the beginning of the period as a result of options exercised by licensees during the period. The Company did not recognize any license revenue during the year ended December 31, 2018 that was included in deferred revenue at the beginning of the period.

During the years ended December 31, 2019 and 2018, the Company recognized revenue of $26.7 million and $5.7 million, respectively, from licenses delivered to licensees in prior periods as a result of changes in the transaction prices of its license agreements as well as royalties on sales of licensed products and sublicense fees. Changes in the transaction prices during the periods were primarily attributable to development milestones achieved or deemed probable of achievement during the period that were previously not considered probable of achievement.

As of December 31, 2019, the Company had recorded total current and non-current accounts receivable of $42.3 million, of which $0.4 million had been billed to customers and $41.9 million was billable to customers in future periods. As of December 31, 2019, the Company had not recognized any impairment losses on its receivables or contract assets from contracts with customers.

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

As of December 31, 2019, the transaction price of the original March 2014 License was $11.0 million. The transaction price includes (i) the up-front payment in March 2014 of $2.0 million, (ii) the present value of aggregate annual fees payable to the Company over the term of the license and (iii) payments for development milestones achieved to date or which are deemed probable of achievement. The discounted portion of the annual fees represents the financing benefit provided to AveXis and is recognized as interest income from licensing over the term of the license. Variable consideration under the original March 2014 License, which has been excluded from the transaction price, includes $3.5 million in payments for remaining development milestones that had not yet been achieved and were not considered probable of achievement, as well as any potential sublicense fees or royalties on sales of licensed products, which will be recognized in the period of the underlying sales or sublicenses. The transaction price of the original March 2014 License increased by $3.5 million during the year ended December 31, 2019 as a result of development milestones achieved during the period which were previously excluded from the transaction price.

Upon its execution, the transaction price of the January 2018 Amendment was $132.1 million, which was fully recognized as license revenue upon the delivery of the modified license in January 2018. In May 2018, as a result of the acquisition of AveXis by Novartis, the transaction price was increased by $40.0 million to account for the acceleration of the sale-based milestone which was previously excluded from the transaction price. The $40.0 million increase in the transaction price was recognized as license revenue upon the completion of the change of control in May 2018 since the amended license had been fully delivered to AveXis. Additionally, due to the acceleration of the two $30.0 million payments originally due in January 2019 and January 2020, the

Company recognized $6.1 million of interest income from licensing upon the completion of the change of control of AveXis, which represents the remaining present value discount on such payments as of the date of the change of control. As of December 31, 2019, the transaction price of the January 2018 Amendment was $172.1 million, which includes: (i) the $80.0 million payment in January 2018, (ii) the present value, as of the date of the January 2018 Amendment, of the two $30.0 million payments originally due in January 2019 and January 2020 and (iii) the $40.0 million sales-based milestone which was accelerated upon the change of control in May 2018. Variable consideration under the January 2018 Amendment, which has been excluded from the transaction price, includes the remaining sales-based milestone payment of $80.0 million, as well as any potential sublicense fees or royalties on sales of licensed products, which will be recognized in the period of the underlying sales or sublicenses. There were no increases in the transaction price of the January 2018 Amendment during the year ended December 31, 2019.

The Company recognized the following amounts under the amended March 2014 License, as amended, with AveXis (in thousands):

	Years Ended December 31,
	2019	2018	2017
License revenue	$3,500	$176,066	$1,050
Zolgensma royalty revenue	20,829	—	—
Total license and royalty revenue	$24,329	$176,066	$1,050

Interest income from licensing	$29	$7,966	$—

As of December 31, 2019, the Company had recorded $11.0 million of accounts receivable from AveXis under the March 2014 License, as amended, of which $10.8 million were included in current assets and $0.2 million were included in non-current assets. As of December 31, 2018, the Company had recorded $0.2 million of accounts receivable from AveXis under the March 2014 License, as amended, of which less than $0.1 million were included in current assets and $0.2 million were included in non-current assets.

AveXis June 2017 License

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

During the years ended December 31, 2019, 2018 and 2017 the Company recognized license revenue of zero, zero and $6.0 million, respectively, under the June 2017 License. As of December 31, 2019, the Company had recorded $0.7 million of accounts receivable from AveXis under the June 2017 License, of which $0.1 million were included in current assets and $0.6 million were included in non-current assets. As of December 31, 2018, the Company had recorded $0.8 million of accounts receivable from AveXis under the June 2017 License, of which less than $0.1 million were included in current assets and $0.7 million were included in non-current assets.

Abeona Therapeutics Inc.

In November 2018, the Company entered into an exclusive license agreement, as amended, (the November 2018 License) with Abeona. Under the license, the Company granted Abeona an exclusive, worldwide commercial license (subject to certain non-exclusive rights previously granted by the Company), with rights to sublicense, to the NAV AAV9 vector for the treatment of Mucopolysaccharidosis Type IIIA (MPS IIIA), also known as Sanfilippo Syndrome Type A, Mucopolysaccharidosis Type IIIB (MPS IIIB), also known as Sanfilippo Syndrome Type B, Neuronal Ceroid Lipfuscinosis-1 (CLN1 disease), also known as infantile Batten Disease, and Neuronal Ceroid Lipfuscinosis-3 (CLN3 disease), also known as juvenile Batten Disease, by in vivo gene therapy.

In November 2019, the November 2018 License was amended to increase the total amount of license fees payable to the Company by $1.0 million and modify the timing of the first required annual payment under the license. In consideration for the license, as amended, Abeona is obligated to pay up-front and annual fees to the Company totaling up to $121.0 million, payable as follows: (i) $10.0 million upon the execution of the license agreement, (ii) $3.0 million within 12 months of the effective date of the license agreement, (iii) $8.0 million by April 1, 2020 and (iv) $100.0 million payable in five annual installments of $20.0 million beginning on the second anniversary of the effective date of the license agreement, which are subject to reduction should Abeona terminate some but not all of the licensed indications. Any unpaid portion of the first $41.0 million of up-front and annual fees described above shall become payable upon termination of the license agreement. In the event of a change of control of Abeona, any remaining unpaid portion of the $121.0 million of up-front and annual fees described above shall become payable upon the change of control. Additionally, Abeona is obligated to pay the Company up to $60.0 million upon the achievement of specified sales-based milestones, low double-digit royalties on net sales of licensed products, subject to reduction in specified circumstances, and a lower mid-double-digit percentage of any sublicense fees Abeona receives from sublicensees for the licensed intellectual property rights.

Accounting Analysis

The Company determined that the November 2018 License has an initial contract term of three years for revenue recognition purposes due to the lack of a substantive termination penalty for license periods beyond three years from the date of the license agreement. The annual payments due under the agreement beginning in November 2021 represent contract renewal options granted to Abeona for revenue recognition purposes, and therefore are not accounted for under the current license agreement. The Company determined that the contract renewal options do not represent material rights granted to Abeona, and the only material performance obligations of the Company under the current license agreement are for the delivery of the initial intellectual property licenses, which occurred upon the execution of the license agreement in November 2018.

Upon its execution, the transaction price of the November 2018 License was $35.6 million, which was fully recognized as license revenue upon the delivery of the licenses in November 2018. As a result of the November 2019 amendment to the license, the transaction price was increased by $0.6 million to account for the modifications to the amount and timing of annual fees under the license. As of December 31, 2019, the transaction price of the November 2018 License, as amended, was $36.3 million, which includes the following fixed consideration payable to the Company over the initial contract term of three years: (i) the $10.0 million payment in November 2018 and (ii) the present value, as of the date of the license agreement, of the $3.0 million payment due in November 2019, the $8.0 million payment due in April 2020 and the $20.0 million payment due in November 2020. The discounted portion of the annual payments represents the financing benefit provided to Abeona and is recognized as interest income from licensing over the financing term of two years. Variable consideration under the license agreement, which has been excluded from the transaction price, includes the sales-based milestone payments of $60.0 million, as well as any potential sublicense fees or royalties on sales of licensed products, which will be recognized in the period of the underlying sales or sublicenses. The annual payments due under the agreement beginning in November 2021 represent contract renewal options granted to Abeona for revenue recognition purposes, and therefore are excluded from the transaction price. If renewed by Abeona, each of these payments will be recognized as revenue on the first day of the license renewal period for which the payment relates to, which is the date the payments are due under the agreement.

During the years ended December 31, 2019 and 2018, the Company recognized license revenue of $0.6 million and $35.6 million, respectively, and interest income from licensing of $2.6 million and $0.4 million, respectively under the November 2018 License. As of December 31, 2019, the Company had recorded $26.3 million of accounts receivable from Abeona under the November 2018 License, all of which was included in current assets. As of December 31, 2018, the Company had recorded $26.0 million of accounts receivable from Abeona under the November 2018 License, of which $7.5 million were included in current assets and $18.5 million were included in non-current assets.

10. Stock-based Compensation

In September 2014, the Board of Directors adopted the 2014 Stock Plan (2014 Plan). In June 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective upon the Company’s initial public offering in September 2015. The 2015 Plan replaced the 2014 Plan, and as of the effective date of the 2015 Plan, no further awards may be issued under the 2014 Plan. Any options or awards outstanding under the 2014 Plan as of the effective date of the 2015 Plan remained outstanding and effective. The number of authorized shares under the 2015 Plan automatically increases annually on the first business day of each fiscal year, by the lesser of (i) 4% of the total number of shares of common stock outstanding on December 31 of the prior year, or (ii) a number of common shares determined by the Board of Directors. As of December 31, 2019, the total number of shares of common stock authorized for issuance under the 2015 Plan and 2014 Plan was 10,933,221, of which 2,063,061 remained available for future grants under the 2015 Plan. In January 2020, the Board of Directors authorized an additional 1,479,696 shares to be issued under the 2015 Plan.

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

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Stock options	$25,964	$15,960	$10,031
Restricted stock units	257	275	275
Employee stock purchase plan	633	406	299
	$26,854	$16,641	$10,605

As of December 31, 2019, the Company had $63.8 million of unrecognized stock-based compensation expense related to stock options and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.7 years.

The Company has recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Research and development	$13,031	$7,612	$5,128
General and administrative	13,823	9,029	5,477
	$26,854	$16,641	$10,605

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2018	4,855	$19.31	7.6	$118,185
Granted	1,751	$46.91
Exercised	(797)	$8.88
Cancelled or forfeited	(265)	$34.87
Outstanding at December 31, 2019	5,544	$28.79	7.5	$86,509
Exercisable at December 31, 2019	2,944	$16.73	6.4	$74,766
Vested and expected to vest at December 31, 2019	5,544	$28.79	7.5	$86,509

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the years ended December 31, 2019, 2018 and 2017 was $31.19, $27.49 and $13.87, respectively. During the years ended December 31, 2019, 2018 and 2017, the total number of stock options exercised was 796,847, 1,684,522 and 515,916, respectively, resulting in total proceeds of $7.1 million, $14.5 million and $2.5 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $30.8 million, $68.2 million and $11.1 million, respectively.

The fair values of options granted were estimated at each grant date using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2019	2018	2017
Expected volatility	74%	75%	77%
Expected term (in years)	6.1	6.0	6.2
Risk-free interest rate	2.3%	2.6%	2.1%
Expected dividend yield	0.0%	0.0%	0.0%

The weighted-average assumptions in the table above for the year ended December 31, 2017 exclude options granted to nonemployee advisors, except for members of the Company’s Board of Directors. For the year ended December 31, 2017, the Company recognized $0.5 million of stock-based compensation expense related to stock options granted to these nonemployees. Effective July 1, 2018, upon the Company’s adoption of ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, options to nonemployees are measured at the estimated grant date value of the awards. Prior to the adoption of ASU 2018-07, stock options granted to nonemployees were remeasured at their fair values at each reporting date until vested. There was no impact to the Company’s financial statements upon the adoption of ASU 2018-07 on July 1, 2018, because as of that date, there were no unvested stock options outstanding which were considered probable of achievement. The weighted-average assumptions in the table above for the years ended December 31, 2019 and 2018 include all options granted to employees and nonemployees during the periods.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2018	40	$20.90
Granted	—	$—
Vested	(40)	$20.90
Forfeited	—	$—
Unvested balance at December 31, 2019	—	$—

The total intrinsic values of restricted stock units vested during the year ended December 31, 2019 was $1.8 million. No restricted stock units vested during the years ended December 31, 2018 and 2017.

Employee Stock Purchase Plan

In June 2015, the Company’s Board of Directors adopted the 2015 ESPP, which became effective upon the Company’s initial public offering in September 2015. The number of authorized shares reserved for issuance under the 2015 ESPP automatically increases on the first business day of each fiscal year by the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. Unless otherwise determined by the administrator of the 2015 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. As of December 31, 2019, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 254,000, of which 133,586 remained available for future issuance. During the years ended December 31, 2019, 2018 and 2017, 35,994, 36,700 and 47,720 shares of common stock, respectively, were issued under the 2015 ESPP. In January 2020, the Board of Directors authorized an additional 369,924 shares to be issued under the 2015 ESPP.

11. Retirement Plan

The Company sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation. The Company matches employee deferrals up to a specified percentage of eligible compensation. For the years ended December 31, 2019, 2018 and 2017, the Company incurred expenses of $1.8 million, $1.3 million and $1.0 million, respectively, for matching contributions to the 401(k) Plan.

12. Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
United States	$(97,435)	$104,181	$(73,138)
Foreign	(53)	(65)	(31)
Total income (loss) before income taxes	$(97,488)	$104,116	$(73,169)

The components of the provision for income tax expense (benefit) were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	(2,288)	4,179	—
Foreign	—	—	—
Total current	(2,288)	4,179	—
Deferred:
Federal	(284)	—	—
State	(183)	—	—
Foreign	—	—	—
Total deferred	(467)	—	—
Total income tax expense (benefit)	$(2,755)	$4,179	$—

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

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate of 21% for the years ended December 31, 2019 and 2018, and 34% for the year ended December 31, 2017, to income tax expense (benefit) as reflected in the financial statements for such periods is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Federal income tax expense (benefit) at statutory rate	$(20,473)	$21,862	$(24,876)
State income tax expense (benefit), net of federal tax effect	(15,323)	9,691	(7,756)
Research and development credits	(11,075)	(7,847)	(6,297)
Stock-based compensation expense for incentive stock options and employee stock purchase plan	(2,134)	(6,493)	(3,012)
Other non-deductible expenses and reconciling items	144	139	(26)
Change in corporate tax rates	130	(729)	16,598
Change in valuation allowance	45,976	(12,444)	25,369
Total income tax expense (benefit)	$(2,755)	$4,179	$—

The significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$53,841	$15,468
Research and development tax credits	40,365	28,984
Step-up in assets upon conversion to C-corporation	648	729
Stock-based compensation expense for non-qualified stock options and restricted stock units	10,224	5,462
Unrealized losses on marketable securities	—	101
Lease liabilities	3,916	—
Deferred rent	—	495
Depreciation	26	—
Accruals and other	4,131	2,772
Total deferred tax assets before valuation allowance	113,151	54,011
Valuation allowance	(97,511)	(51,533)
Total deferred tax assets	15,640	2,478
Deferred tax liabilities:
Unrealized gains on marketable securities	(11,344)	—
Right-of-use assets	(3,467)	—
Depreciation	—	(1,207)
Other	(829)	(1,271)
Total deferred tax liabilities	(15,640)	(2,478)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including a three-year cumulative loss position as of December 31, 2019, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its net deferred tax assets as of December 31, 2019 and 2018. The valuation allowance increased (decreased) by $46.0 million and $(14.1) million during the years ended December 31, 2019 and 2018, respectively. The increase in the valuation allowance during the year ended December 31, 2019 was due primarily to federal and state NOLs and research and development credits generated during the period, stock-based compensation expense and other increases in deferred tax assets during the period, the impact of which was partially offset by an increase in deferred tax liabilities resulting from unrealized gains on marketable securities recognized during the period. The decrease in the valuation allowance during the year ended December 31, 2018 was due primarily to the utilization of federal and state NOLs and increases in deferred tax liabilities during the period, the impact of which was partially offset by research and development credits, stock-based compensation expense and other increases in deferred tax assets during the period.

As of December 31, 2019 and 2018, the Company had U.S. federal NOL carryforwards of approximately $170.4 million and $56.1 million, respectively, which may be available to offset future income tax liabilities and expire at various dates though 2039. As of December 31, 2019 and 2018, the Company also had U.S. state NOL carryforwards of approximately $269.3 million and $56.2 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2039.

As of December 31, 2019 and 2018, the Company had U.S. federal and state research and development and orphan drug tax credit carryforwards of approximately $40.5 million and $29.1 million, respectively, which may be available to reduce future income tax liabilities and expire at various dates through 2039. The calculation of these credits requires assumptions to be made by the Company to estimate qualified research expenses. The Company conducts formal studies to document the qualified activities and expenses used to calculate these credits, however a portion of these credits may be subject to future studies which have not yet occurred, the results of which may result in an adjustment to the Company’s credit carryforwards. The Company accounts for uncertain tax positions in accordance with the requirements of ASC 740, and accordingly, recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2019 and 2018, the Company had total unrecognized tax benefits of $0.1 million and $0.2 million, respectively, which were reserved against the credit carryforwards as uncertain tax positions. No reserve for uncertain tax positions has been placed against qualified expenses for which a study has not been conducted. However, a full valuation allowance has been provided against the net credit carryforwards and, if an adjustment is required upon the completion of the study, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Under the provisions of the Internal Revenue Code, the Company’s NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may be subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future.

The Company and its subsidiaries file income tax returns in the United States, at the federal level and in various states, and foreign jurisdictions. The U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2015 onward. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Company’s U.S. federal tax return for the year ended December 31, 2015 was examined by the Internal Revenue Service. The Internal Revenue Service completed its examination and made no changes to the amounts reported by the Company.

13. Related Party Transactions

FOXKISER LLP

Since 2016, the Company has been party to professional services agreements with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of a member of the Company’s Board of Directors, pursuant to which the Company pays a fixed monthly fee in consideration for certain strategic services provided by FOXKISER. Effective January 2019, the Company entered into a new professional services agreement with FOXKISER with similar terms and conditions as the previous agreements. The agreement was amended effective June 2019 to expand the scope of the services provided and increase the monthly fee, and the amended agreement expires in December 2020. Expenses incurred under the agreements with FOXKISER for the years ended December 31, 2019, 2018 and 2017 were $4.1 million, $2.1 million and $1.5 million, respectively, and were recorded as research and development expenses in the consolidated statements of operations and comprehensive income (loss).

14. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share are as follows (in thousands, except per share data):

	Years Ended December 31,
	2019	2018	2017
Basic net income (loss) per share:
Net income (loss) applicable to common stockholders	$(94,733)	$99,937	$(73,169)
Shares used in computation:
Weighted-average common shares outstanding	36,690	33,427	29,878
Basic net income (loss) per share	$(2.58)	$2.99	$(2.45)
Diluted net income (loss) per share:
Net income (loss) applicable to common stockholders	$(94,733)	$99,937	$(73,169)
Shares used in computation:
Weighted-average common shares outstanding	36,690	33,427	29,878
Stock options	—	3,186	—
Restricted stock units	—	32	—
Employee stock purchase plan	—	3	—
Weighted-average diluted common shares	36,690	36,648	29,878
Diluted net income (loss) per share	$(2.58)	$2.73	$(2.45)

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

	Years Ended December 31,
	2019	2018	2017
Stock options issued and outstanding	5,544	928	5,468
Unvested restricted stock units outstanding	—	—	40
Employee stock purchase plan	17	—	20
	5,561	928	5,528

15. Supplemental Disclosures

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Accrued personnel costs	$10,903	$9,484
Accrued external research and development expenses	5,791	4,274
Accrued sublicense fees and royalties	4,542	1,617
Accrued external general and administrative expenses	2,053	773
Accrued purchases of property and equipment	1,328	221
Accrued income taxes payable	—	726
Other accrued expenses and current liabilities	229	69
	$24,846	$17,164

Other liabilities of $1.8 million and $2.5 million reported as of December 31, 2019 and 2018, respectively, consist of accrued sublicense fees payable to licensors in periods beyond 12 months from the reporting date.

16. Selected Quarterly Financial Information (Unaudited)

The following tables contain quarterly financial information for the years ended December 31, 2019 and 2018. Management believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Amounts in the following table are in thousands, except per share data.

	Quarters Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenues	$884	$7,881	$14,700	$11,768
Cost of revenues	$29	$1,927	$2,494	$3,791
Research and development expense	$25,203	$29,483	$35,692	$33,807
General and administrative expense	$11,558	$13,405	$12,402	$14,450
Total operating expenses	$36,790	$44,753	$50,596	$52,092
Net income (loss)	$(32,228)	$(1,457)	$(34,584)	$(26,464)
Basic net income (loss) per share	$(0.89)	$(0.04)	$(0.94)	$(0.72)
Diluted net income (loss) per share	$(0.89)	$(0.04)	$(0.94)	$(0.72)

	Quarters Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$132,391	$40,031	$5,306	$40,777
Cost of revenues	$2,408	$3,872	$517	$2,843
Research and development expense	$19,550	$21,486	$18,508	$24,329
General and administrative expense	$8,380	$8,318	$9,008	$11,144
Total operating expenses	$30,366	$33,681	$28,031	$38,327
Net income (loss)	$104,239	$10,594	$(19,202)	$4,306
Basic net income (loss) per share	$3.30	$0.33	$(0.56)	$0.12
Diluted net income (loss) per share	$3.04	$0.30	$(0.56)	$0.11

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	3.1	9/22/15

3.2	Amended and Restated Bylaws	8-K	3.2	9/22/15

4.1	Specimen stock certificate evidencing the shares of common stock	S-1	4.1	8/17/15

4.2	Amended and Restated Investors’ Rights Agreement dated as of May 15, 2015	S-1	4.2	8/17/15

4.3	Description of Securities				X

10.1	Form of Indemnity Agreement for directors and officers	S-1	10.1	8/17/15

10.2*	2014 Stock Plan, as amended	S-1	10.2	8/17/15

10.3*	2015 Equity Incentive Plan and form of option agreement thereunder	S-1/A	10.3	9/15/15

10.4*	2015 Employee Stock Purchase Plan	S-1/A	10.4	9/8/15

10.5*	Employment Agreement effective as of June 30, 2015 between the Registrant and Kenneth T. Mills	S-1	10.5	8/17/15

10.6*	Employment Agreement effective as of June 30, 2015 between the Registrant and Vittal Vasista	S-1	10.7	8/17/15

10.7*	Employment Agreement effective as of February 16, 2016 between the Registrant and Curran Simpson	10-K	10.34	3/3/16

10.8*	Employment Agreement effective as of August 18, 2016 between the Registrant and Patrick J. Christmas	10-Q	10.37	11/9/16

10.9*	Employment Agreement effective as of March 27, 2017 between the Registrant and Olivier Danos, Ph.D.	10-Q	10.1	5/9/17

10.10*	Employment Agreement effective as of April 17, 2019 between the Registrant and Steve Pakola, M.D.	10-Q	10.1	5/7/19

10.11*	Compensation Program for Non-Employee Directors				X

10.12*	Management Cash Incentive Plan	S-1	10.29	8/17/15

10.13†	License Agreement effective February 24, 2009 between the Registrant and The Trustees of the University of Pennsylvania	S-1/A	10.9	9/15/15

10.14†	First Amendment to License Agreement dated March 6, 2009 between the Registrant and The Trustees of the University of Pennsylvania	S-1	10.10	8/17/15

10.15†	Second Amendment to License Agreement effective September 9, 2014 between the Registrant and The Trustees of the University of Pennsylvania	S-1/A	10.11	9/15/15

10.16†	Third Amendment to License Agreement effective April 29, 2016 between the Registrant and The Trustees of the University of Pennsylvania	10-Q/A	10.36	12/23/16

10.17†	Fourth Amendment to License Agreement effective April 4, 2019 between the Registrant and The Trustees of the University of Pennsylvania	10-Q	10.2	5/7/19

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

10.18†	License Agreement dated March 6, 2009 between the Registrant and SmithKline Beecham Corporation d/b/a GlaxoSmithKline	S-1/A	10.12	9/15/15

10.19	Amendment to License Agreement dated April 15, 2009 between the Registrant and SmithKline Beecham Corporation d/b/a GlaxoSmithKline	S-1	10.13	8/17/15

10.20†	License Agreement dated March 21, 2014 between the Registrant and AveXis, Inc.	S-1/A	10.16	9/15/15

10.21†	First Amendment to License Agreement dated January 8, 2018 between the Registrant and AveXis, Inc.	10-K	10.24	3/6/18

10.22†	License Agreement dated November 4, 2018 between the Registrant and Abeona Therapeutics Inc.	10-K	10.22	2/27/19

10.23†	First Amendment to License Agreement dated November 4, 2019 between the Registrant and Abeona Therapeutics Inc.				X

10.24	Lease dated March 6, 2015 between the Registrant and BMR-Medical Center Drive LLC	S-1	10.26	8/17/15

10.25	First Amendment to Lease dated September 30, 2015 between the Registrant and BMR-Medical Center Drive LLC	10-K	10.31	3/3/16

10.26	Second Amendment to Lease dated November 23, 2015 between the Registrant and BMR-Medical Center Drive LLC	10-K	10.32	3/3/16

10.27	Third Amendment to Lease dated July 21, 2017 between the Registrant and BMR-Medical Center Drive LLC	10-Q	10.1	8/8/17

10.28	Fourth Amendment to Lease dated April 20, 2018 between the Registrant and BMR-Medical Center Drive LLC	10-Q	10.1	5/8/18

10.29	Lease dated May 16, 2016 between the Registrant and DS400OWNER, LLC, as successor-in-interest to 400 Madison Holdings, LLC	8-K	10.1	6/3/19

10.30	First Amendment to Lease dated May 28, 2019 between the Registrant and DS400OWNER, LLC	8-K	10.2	6/3/19

10.31	Lease dated January 28, 2016 between the Registrant and TNREF III 9600 Blackwell, LLC	10-K	10.33	3/3/16

10.32	First Amendment to Lease dated November 3, 2017 between the Registrant and 9600 Blackwell II LLC, as successor in interest to TNREF III 9600 Blackwell, LLC	10-Q	10.1	11/8/17

10.33	Lease dated November 1, 2018 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.1	11/7/18

10.34	Letter Agreement to Lease dated April 12, 2019 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.3	5/7/19

10.35	First Amendment to Lease dated April 23, 2019 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.4	5/7/19

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith
10.36	Second Amendment to Lease dated November 4, 2019 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.1	11/5/19

21.1	Subsidiaries of the Registrant				X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm				X

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

101

The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i)   Consolidated Balance Sheets
(ii)  Consolidated Statements of Operations and Comprehensive Income (Loss)
(iii) Consolidated Statements of Stockholders’ Equity
(iv) Consolidated Statements of Cash Flows
(v)  Notes to Consolidated Financial Statements

X

104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 formatted in Inline XBRL (included in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted.

The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of REGENXBIO Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2020.

REGENXBIO INC.

By:	/s/ Kenneth T. Mills
Kenneth T. Mills, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth T. Mills	President, Chief Executive Officer and	February 26, 2020
Kenneth T. Mills	Director (Principal Executive Officer)

/s/ Vittal Vasista	Chief Financial Officer	February 26, 2020
Vittal Vasista	(Principal Financial and Accounting Officer)

/s/ Donald J. Hayden, Jr.	Chairman of the Board of Directors	February 26, 2020
Donald J. Hayden, Jr.

/s/ Daniel J. Abdun-Nabi	Director	February 26, 2020
Daniel J. Abdun-Nabi

/s/ Luke M. Beshar	Director	February 26, 2020
Luke M. Beshar

/s/ Allan M. Fox	Director	February 26, 2020
Allan M. Fox

/s/ Alexandra Glucksmann	Director	February 26, 2020
Alexandra Glucksmann

/s/ A.N. “Jerry” Karabelas	Director	February 26, 2020
A.N. “Jerry” Karabelas

/s/ David C. Stump	Director	February 26, 2020
David C. Stump

/s/ Daniel Tassé	Director	February 26, 2020
Daniel Tassé