Form 10-Q
period 2020-03-31
REGENXBIO Inc.
filed 2020-05-07
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, there were 37,241,119 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements express a belief, expectation or intention and are generally accompanied by words that convey projected future events or outcomes such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “assume,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or by variations of such words or by similar expressions. We have based these forward-looking statements on our current expectations and assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks, uncertainties, assumptions and other important factors, including, but not limited to:

•	the ability to obtain and maintain regulatory approval of our product candidates and the labeling for any approved products;
•	the timing of enrollment, commencement and completion and the success of our clinical trials;
•	the timing of commencement and completion and the success of preclinical studies conducted by us and our development partners;
•	the timely development and launch of new products;
•	the scope, progress, expansion and costs of developing and commercializing our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidates and technology;
•	our expectations regarding the development and commercialization of product candidates currently being developed by third parties that utilize our technology;
•	the impact of the novel coronavirus (COVID-19) pandemic on our business, operations and preclinical and clinical development timelines and plans;
•	our anticipated growth strategies;
•	our expectations regarding competition;
•	the anticipated trends and challenges in our business and the market in which we operate;
•	our ability to attract or retain key personnel;
•	the size and growth of the potential markets for our product candidates and the ability to serve those markets;
•	the rate and degree of market acceptance of any of our products that are approved;
•	our ability to establish and maintain development partnerships;
•	our expectations regarding our expenses and revenue;
•	our expectations regarding regulatory developments in the United States and foreign countries; and
•	the use or sufficiency of our cash and cash equivalents and needs for additional financing.

You should carefully read the factors discussed in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2019 and in our other filings with the U.S. Securities and Exchange Commission (the SEC) for additional discussion of the risks, uncertainties, assumptions and other important factors that could cause our actual results or developments to differ materially and adversely from those projected in the forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on us or our businesses or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially and adversely from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this report. Except as required by law, we disclaim any duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$69,411	$69,514
Marketable securities	209,846	226,696
Accounts receivable	44,522	38,148
Prepaid expenses	7,422	6,475
Other current assets	7,032	4,199
Total current assets	338,233	345,032
Marketable securities	77,361	103,785
Accounts receivable	4,373	4,155
Property and equipment, net	30,414	28,973
Operating lease right-of-use assets	9,375	10,078
Restricted cash	1,330	1,330
Other assets	2,850	4,555
Total assets	$463,936	$497,908
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,008	$6,409
Accrued expenses and other current liabilities	20,327	24,846
Operating lease liabilities	2,454	2,421
Total current liabilities	31,789	33,676
Deferred revenue	3,333	3,333
Operating lease liabilities	7,990	8,874
Other liabilities	672	1,828
Total liabilities	43,784	47,711
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at March 31, 2020 and December 31, 2019; 37,190 and 36,992 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	638,588	627,810
Accumulated other comprehensive income (loss)	(580)	205
Accumulated deficit	(217,860)	(177,822)
Total stockholders’ equity	420,152	450,197
Total liabilities and stockholders’ equity	$463,936	$497,908

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues
License and royalty revenue	$17,644	$884
Total revenues	17,644	884
Operating Expenses
Cost of revenues	3,409	29
Research and development	37,035	25,203
General and administrative	14,833	11,558
Other operating expenses	67	—
Total operating expenses	55,344	36,790
Loss from operations	(37,700)	(35,906)
Other Income (Loss)
Interest income from licensing	848	613
Investment income (loss)	(3,186)	2,995
Total other income (loss)	(2,338)	3,608
Loss before income taxes	(40,038)	(32,298)
Income Tax Benefit	—	70
Net loss	$(40,038)	$(32,228)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net	(785)	621
Total other comprehensive income (loss)	(785)	621
Comprehensive loss	$(40,823)	$(31,607)

Basic and diluted net loss per share	$(1.08)	$(0.89)
Weighted-average basic and diluted common shares outstanding	37,104	36,366

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended March 31, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	36,992	$4	$627,810	$205	$(177,822)	$450,197
Exercise of stock options	181	—	2,154	—	—	2,154
Issuance of common stock under employee stock purchase plan	17	—	607	—	—	607
Stock-based compensation expense	—	—	8,017	—	—	8,017
Unrealized loss on available-for-sale securities, net	—	—	—	(785)	—	(785)
Net loss	—	—	—	—	(40,038)	(40,038)
Balances at March 31, 2020	37,190	$4	$638,588	$(580)	$(217,860)	$420,152

	Three Months Ended March 31, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	36,120	$4	$592,580	$(720)	$(83,016)	$508,848
Adoption of ASU 2016-02 (Topic 842)	—	—	—	—	(33)	(33)
Adoption of ASU 2018-02	—	—	—	40	(40)	—
Exercise of stock options	481	—	3,762	—	—	3,762
Issuance of common stock under employee stock purchase plan	10	—	365	—	—	365
Stock-based compensation expense	—	—	5,718	—	—	5,718
Unrealized gain on available-for-sale securities, net	—	—	—	621	—	621
Net loss	—	—	—	—	(32,228)	(32,228)
Balances at March 31, 2019	36,611	$4	$602,425	$(59)	$(115,317)	$487,053

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(40,038)	$(32,228)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	8,017	5,718
Net amortization of premiums and accretion of discounts on marketable debt securities	39	(368)
Depreciation and amortization	1,994	1,614
Net realized gains on sales and maturities of marketable securities	(7,085)	—
Imputed interest income from licensing	(848)	(613)
Unrealized losses on marketable equity securities	12,196	—
Other non-cash adjustments	25	327
Changes in operating assets and liabilities
Accounts receivable	(5,744)	591
Prepaid expenses	(947)	(790)
Other current assets	(2,833)	(295)
Operating lease right-of-use assets	703	573
Other assets	1,705	26
Accounts payable	3,063	316
Accrued expenses and other current liabilities	(3,813)	(2,932)
Operating lease liabilities	(851)	(592)
Other liabilities	(1,156)	(644)
Net cash used in operating activities	(35,573)	(29,297)
Cash flows from investing activities
Purchases of marketable debt securities	(30,692)	(79,249)
Maturities of marketable debt securities	60,907	87,165
Sales of marketable equity securities	7,124	—
Purchases of property and equipment	(4,630)	(2,455)
Net cash provided by investing activities	32,709	5,461
Cash flows from financing activities
Proceeds from exercise of stock options	2,154	3,762
Proceeds from issuance of common stock under employee stock purchase plan	607	365
Net cash provided by financing activities	2,761	4,127
Net decrease in cash and cash equivalents and restricted cash	(103)	(19,709)
Cash and cash equivalents and restricted cash
Beginning of period	70,844	76,614
End of period	$70,741	$56,905

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

Liquidity and Risks

As of March 31, 2020, the Company had generated an accumulated deficit of $217.9 million since inception. As the Company has incurred cumulative losses since inception, transition to recurring profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability, and unless and until it does, the Company will continue to need to raise additional capital, to the extent possible. As of March 31, 2020, the Company had cash, cash equivalents and marketable securities of $356.6 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 26, 2020. Certain information and footnote disclosures required by GAAP which are normally included in the Company’s annual consolidated financial statements have been omitted pursuant to SEC rules and regulations for interim reporting. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year, any other interim periods, or any future year or period. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company is actively monitoring the impact of the novel coronavirus (COVID-19) pandemic on its business, results of operations and financial condition. The full extent to which COVID-19 will directly or indirectly impact the Company’s business, results of operations and financial condition in the future is unknown at this time and will depend on future developments that are highly unpredictable. The most significant estimates affecting the Company’s consolidated financial statements that may be impacted by the COVID-19 pandemic are related to the Company’s assessment of credit losses on accounts receivable, contract assets and available-for-sale debt securities.

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

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$69,411	$55,852
Restricted cash	1,330	1,053
Total cash and cash equivalents and restricted cash	$70,741	$56,905

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

Accounts receivable are stated net of an allowance for doubtful accounts, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances, and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions. If necessary, an allowance for doubtful accounts is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. The Company did not record an allowance for doubtful accounts as of March 31, 2020 and December 31, 2019.

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

Unrealized gains and losses on available-for-sale debt securities, net of any related tax effects, are excluded from results of operations and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. The Company uses the aggregate portfolio approach to release the tax effects of unrealized gains and losses on available-for-sale debt securities in accumulated other comprehensive income (loss). Purchase premiums and discounts on marketable debt securities are amortized or accreted into the cost basis over the life of the related security as adjustments to the yield using the effective-interest method. Interest income is recognized when earned. Unrealized gains and losses on marketable equity securities are included in results of operations as investment income (loss). Realized gains and losses from the sale or maturity of marketable securities are based on the specific identification method and are included in results of operations as investment income (loss).

At each reporting date, the Company evaluates available-for-sale debt securities which have an amortized cost basis in excess of the fair value of the security to determine if the unrealized loss or any potential credit losses should be recognized in results of operations. If the Company does not have the intent and ability to hold the security until recovery of the unrealized loss, the difference between the fair value and amortized cost basis of the security is charged to results of operations resulting in a new amortized cost basis of the security. If the Company has the intent and ability to hold the security until recovery of the unrealized loss, the security is evaluated for potential credit losses. If a credit loss is deemed to exist, the credit loss is recognized in results of operations and an allowance for credit losses is recorded against the amortized cost basis of the security. In determining whether a credit loss exists related to impaired available-for-sale debt securities, the Company considers, among other factors, the extent of the unrealized loss relative to the amortized cost basis, the credit rating of the issuer and any recent changes thereto, current and expected future economic conditions, and any adverse events or other changes in circumstances that have occurred which may indicate a potential credit loss. The Company did not record an allowance for credit losses on its available-for-sale debt securities as of March 31, 2020.

Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average common shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Contingently convertible shares in which conversion is based on non-market-priced contingencies are excluded from the calculations of both basic and diluted net income loss per share until the contingency has been fully met. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation of diluted net loss per share if their effect would be anti-dilutive.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the accounting for credit losses for most financial assets and certain other instruments. The standard requires that entities holding financial assets that are not accounted for at fair value through net income be presented at the net amount expected to be collected by recording an allowance for credit losses. The allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The standard also amends the impairment model for available-for-sale debt securities, requiring credit losses on impaired debt securities to be included in results of operations. The Company adopted this standard effective January 1, 2020 using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to opening accumulated deficit on the adoption date. The adoption of this standard primarily impacts the Company’s methodology used to assess credit losses on its accounts receivable, contract assets and available-for-sale debt securities. Based on the composition of the Company’s accounts receivable, contract assets and available-for-sale debt securities, the adoption of this standard required no cumulative-effect adjustments and did not have a material impact on the Company’s financial position or results of operations. Please refer to the significant accounting policies above for a description of the Company’s accounting policies for accounts receivable and marketable securities upon the adoption of this standard.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements regarding fair value measurements. The Company adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s financial statement disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this standard effective January 1, 2020 on a prospective basis. The Company has various cloud-based software applications accounted for as service contracts, the most significant of which is the Company’s enterprise resource planning (ERP) system for which implementation was in progress on the adoption date of this standard. The adoption of this standard resulted in the capitalization of certain costs during the three months ended March 31, 2020 related to the implementation of the ERP system which would have been expensed as incurred prior to the adoption of this standard. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which simplifies the current accounting for income taxes. Among other changes, the standard removes the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items such as other comprehensive income. The Company early adopted this standard effective January 1, 2020, with certain aspects of the standard applied using the modified retrospective transition method and other aspects of the standard applied on a prospective basis. The adoption of this standard required no cumulative-effect adjustments and did not have a material impact on the Company’s financial position or results of operations.

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist of available-for-sale debt securities and equity securities (in thousands):

	Amortized Cost / Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2020
U.S. government and federal agency securities	$49,791	$378	$—	$50,169
Certificates of deposit	8,261	81	—	8,342
Corporate bonds	209,005	551	(730)	208,826
Equity securities	282	19,588	—	19,870
	$267,339	$20,598	$(730)	$287,207

	Amortized Cost / Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2019
U.S. government and federal agency securities	$62,637	$215	$(5)	$62,847
Certificates of deposit	8,506	77	—	8,583
Corporate bonds	226,137	808	(29)	226,916
Equity securities	351	31,784	—	32,135
	$297,631	$32,884	$(34)	$330,481

As of March 31, 2020 and December 31, 2019, no available-for-sale debt securities had remaining maturities greater than three years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of March 31, 2020 and December 31, 2019, the balance in the Company’s accumulated other comprehensive income (loss) consisted solely of net unrealized gains and losses on available-for-sale debt securities, net of income tax effects and reclassification adjustments for realized gains and losses. During the three months ended March 31, 2020, the Company recognized net unrealized losses on available-for-sale debt securities of $0.8 million and income tax expense of zero in other comprehensive loss for the period. The Company recognized net realized gains of less than $0.1 million on the sale or maturity of available-for-sale debt securities during the three months ended March 31, 2020, which were reclassified out of accumulated other comprehensive income (loss) during the period and were included in investment income (loss) in the consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2019, the Company recognized net unrealized gains on available-for-sale debt securities of $1.0 million and income tax expense of $0.4 million in other comprehensive income for the period. The Company recognized net realized gains of less than $0.1 million on the sale or maturity of available-for-sale debt securities during the three months ended March 31, 2019, which were reclassified out of accumulated other comprehensive income (loss) during the period and were included in investment income (loss) in the consolidated statements of operations and comprehensive loss.

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020
Corporate bonds	$90,352	$(730)	$—	$—	$90,352	$(730)
	$90,352	$(730)	$—	$—	$90,352	$(730)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
U.S. government and federal agency securities	$12,562	$(5)	$—	$—	$12,562	$(5)
Corporate bonds	48,556	(29)	—	—	48,556	(29)
	$61,118	$(34)	$—	$—	$61,118	$(34)

As of March 31, 2020, available-for-sale debt securities held by the Company which were in an unrealized loss position consisted of 30 investment grade security positions. The Company has the intent and ability to hold such securities until recovery, and due to the credit quality of the issuers and low severity of each unrealized loss position relative to its amortized cost basis, the Company has not identified any credit losses associated with its available-for-sale debt securities. The Company did not recognize any impairment or credit losses on available-for-sale debt securities during the three months ended March 31, 2020.

Marketable equity securities held by the Company as of March 31, 2020 consisted solely of common stock of Prevail Therapeutics Inc. (Prevail). The Company acquired the securities as consideration for a commercial license to the NAV Technology Platform granted to Prevail in August 2017. Prevail completed its initial public offering (IPO) in June 2019. Prior to Prevail’s IPO, the securities were accounted for as non-marketable equity securities without a readily determinable fair value and had a carrying value of $0.4 million. Upon Prevail’s IPO in June 2019, the securities were reclassified to marketable securities and are measured at fair value. During the three months ended March 31, 2020, the Company recognized unrealized losses of $12.2 million and realized gains of $7.1 million related to its marketable equity securities of Prevail, which were included in investment income (loss) in the consolidated statements of operations and comprehensive loss.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2020
Cash equivalents:
Money market mutual funds	$—	$54,530	$—	$54,530
Total cash equivalents	—	54,530	—	54,530
Marketable securities:
U.S. government and federal agency securities	—	50,169	—	50,169
Certificates of deposit	—	8,342	—	8,342
Corporate bonds	—	208,826	—	208,826
Equity securities	19,870	—	—	19,870
Total marketable securities	19,870	267,337	—	287,207
Total cash equivalents and marketable securities	$19,870	$321,867	$—	$341,737

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2019
Cash equivalents:
Money market mutual funds	$—	$56,058	$—	$56,058
Total cash equivalents	—	56,058	—	56,058
Marketable securities:
U.S. government and federal agency securities	—	62,847	—	62,847
Certificates of deposit	—	8,583	—	8,583
Corporate bonds	—	226,916	—	226,916
Equity securities	32,135	—	—	32,135
Total marketable securities	32,135	298,346	—	330,481
Total cash equivalents and marketable securities	$32,135	$354,404	$—	$386,539

Management estimates that the carrying amounts of its current accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Accounts receivable which contain non-current portions are recorded at their present values using a discount rate that is based on prevailing market rates and the credit profile of the licensee on the date the amounts are initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be significantly different from those that would be used as of March 31, 2020 to determine the present value of the receivables. Accordingly, management estimates that the carrying value of its non-current accounts receivable approximates the fair value of those instruments.

Non-marketable equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. As of March 31, 2020 and December 31, 2019, the Company did not hold any non-marketable equity securities. No remeasurements or impairment losses were recorded on non-marketable equity securities during the three months ended March 31, 2020 and 2019.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Lab equipment	$20,176	$19,663
Computer equipment and software	2,688	2,545
Furniture and fixtures	2,280	2,188
Leasehold improvements	21,565	18,915
Total property and equipment	46,709	43,311
Accumulated depreciation and amortization	(16,295)	(14,338)
Property and equipment, net	$30,414	$28,973

6. License and Royalty Revenue

As of March 31, 2020, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in one commercial product, Zolgensma, and in the development of more than 20 product candidates. Consideration to the Company under its license agreements may include: (i) up-front and annual fees, (ii) option fees to acquire additional licenses, (iii) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (iv) sublicense fees and (v) royalties on sales of licensed products. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

Development milestone payments are evaluated each reporting period and are only included in the transaction price of each license and recognized as license revenue to the extent the milestones are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of March 31, 2020, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $371.4 million, including $0.3 million upon the submission of preclinical regulatory filings, $24.1 million upon the commencement of various stages of clinical trials, $31.0 million upon the submission of regulatory approval filings, $109.0 million upon the approval of commercial products by regulatory agencies and $207.0 million upon the achievement of specified sales targets for licensed products. To the extent the milestone payments are realized by the Company, the Company will be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of milestones by licensees is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

The following tables present changes in the balances of the Company’s receivables, contract assets and contract liabilities during the periods presented (in thousands):

	Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Three Months Ended March 31, 2020
Receivables and contract assets:
Accounts receivable, current and non-current	$42,303	$18,142	$(11,550)	$48,895
Contract assets	$—	$350	$—	$350
Contract liabilities:
Deferred revenue, current and non-current	$3,333	$—	$—	$3,333

	Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Three Months Ended March 31, 2019
Receivables and contract assets:
Accounts receivable, current and non-current	$31,599	$1,738	$(2,207)	$31,130
Contract assets	$750	$1,000	$(750)	$1,000
Contract liabilities:
Deferred revenue, current and non-current	$3,933	$—	$—	$3,933

Additions to accounts receivable during the three months ended March 31, 2020 primarily consisted of royalties on net sales of Zolgensma of $10.0 million, receivables recorded related to new licenses granted during the period and interest income recognized during the period related to significant financing components. Additions to accounts receivable during the three months ended March 31, 2019 primarily consisted of amounts billed upon the achievement of development milestones by licensees and interest income recognized during the period related to significant financing components. Deductions to accounts receivable during the three months ended March 31, 2020 and 2019 primarily consisted of amounts collected from licensees during the period.

The changes in the balances of contract assets during the three months ended March 31, 2020 and 2019 consist of development milestones deemed probable of achievement by licensees during the period, offset by the subsequent achievement of such milestones and billing of associated milestone payments by the Company.

As of March 31, 2020, the Company had recorded deferred revenue of $3.3 million which represents consideration received from licensees for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations consist of options granted to licensees that provide material rights to the licensee to acquire additional licenses from the Company. These performance obligations will be satisfied, and underlying revenue will be recognized, upon the exercise or expiration of the options. The Company did not recognize any license revenue during the three months ended March 31, 2020 and 2019 that was included in deferred revenue at the beginning of the period.

During the three months ended March 31, 2020 and 2019, the Company recognized revenue of $10.4 million and $0.8 million, respectively, from performance obligations satisfied in prior periods as a result of changes in the transaction prices of its license agreements as well as royalties on sales of licensed products and sublicense fees. Changes in the transaction prices during the periods were primarily attributable to development milestones achieved or deemed probable of achievement during the period that were previously not considered probable of achievement.

As of March 31, 2020, the Company had recorded total current and non-current accounts receivable of $48.9 million, of which $7.1 million had been billed to customers and $41.8 million was billable to customers in future periods. As of December 31, 2019, the Company had recorded total current and non-current accounts receivable of $42.3 million, of which $0.4 million had been billed to customers and $41.9 million was billable to customers in future periods. Based on the Company’s evaluation of the credit quality and financial condition of its significant customers, history of collections and evaluation of current and future expected economic conditions, no credit losses were recognized on accounts receivable or contract assets during the three months ended March 31, 2020.

AveXis March 2014 License

In March 2014, the Company entered into an exclusive license agreement, as amended in January 2018 (the March 2014 License) with AveXis, Inc. (AveXis). Under the March 2014 License, the Company granted AveXis an exclusive, worldwide commercial license, with rights to sublicense, to the NAV Technology Platform, as well as other certain rights, for the treatment of spinal muscular atrophy (SMA) in humans by in vivo gene therapy. AveXis launched commercial sales of Zolgensma in the second quarter of 2019, which is a licensed product under the March 2014 License. Upon the commencement of commercial sales in the second quarter of 2019, the Company began recognizing royalty revenue on net sales of Zolgensma.

The Company recognized the following amounts under the March 2014 License with AveXis (in thousands):

	Three Months Ended March 31,
	2020	2019
License revenue	$—	$—
Zolgensma royalty revenue	9,978	—
Total license and royalty revenue	$9,978	$—

Interest income from licensing	$7	$8

As of March 31, 2020, the Company had recorded $10.0 million of accounts receivable from AveXis under the March 2014 License, of which $9.8 million were included in current assets and $0.2 million were included in non-current assets. As of December 31, 2019, the Company had recorded $11.0 million of accounts receivable from AveXis under the March 2014 License, of which $10.8 million were included in current assets and $0.2 million were included in non-current assets.

Abeona Therapeutics Inc.

Accounts receivable as of March 31, 2020 and December 31, 2019 included $26.9 million and $26.3 million, respectively, related to the November 2018 license agreement, as amended in November 2019 (the November 2018 License) with Abeona Therapeutics Inc. (Abeona) for the development and commercialization of treatments for various diseases, all of which were included in current assets.

Pursuant to the November 2018 License, Abeona was required to pay the Company a license fee of $8.0 million on April 1, 2020. In May 2020, after providing written notice to Abeona as required under the license agreement, the November 2018 License was effectively terminated by the Company as a result of breach by Abeona for the failure to pay the $8.0 million license fee due on April 1, 2020. Pursuant to the November 2018 License, Abeona is required to pay the aforementioned $8.0 million license fee to the Company immediately upon the termination of the license agreement. Additionally, Abeona is required to pay a $20.0 million license fee to the Company within 15 days of the termination date, which otherwise would have been due to the Company in November 2020.

7. Stock-based Compensation

In January 2020, the Board of Directors authorized an additional 1,479,696 shares to be issued under the 2015 Equity Incentive Plan (the 2015 Plan). As of March 31, 2020, the total number of shares of common stock authorized for issuance under the 2015 Plan and the 2014 Stock Plan (the 2014 Plan) was 12,412,917, of which 2,454,658 remained available for future grants under the 2015 Plan.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options	$7,779	$5,452
Restricted stock units	—	68
Employee stock purchase plan	238	198
	$8,017	$5,718

As of March 31, 2020, the Company had $82.4 million of unrecognized stock-based compensation expense related to stock options and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.9 years.

The Company has recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$4,047	$2,347
General and administrative	3,970	3,371
	$8,017	$5,718

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2019	5,544	$28.79	7.5	$86,509
Granted	1,261	$39.12
Exercised	(194)	$11.64
Cancelled or forfeited	(173)	$44.35
Outstanding at March 31, 2020	6,438	$30.91	7.8	$52,998
Exercisable at March 31, 2020	3,202	$20.33	6.5	$49,710
Vested and expected to vest at March 31, 2020	6,438	$30.91	7.8	$52,998

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2020 was $24.69. During the three months ended March 31, 2020, the total number of stock options exercised was 193,973, resulting in total proceeds of $2.3 million. The total intrinsic value of options exercised during the three months ended March 31, 2020 was $5.8 million.

Employee Stock Purchase Plan

In January 2020, the Board of Directors authorized an additional 369,924 shares to be issued under the 2015 ESPP. As of March 31, 2020, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 623,924, of which 486,068 remained available for future issuance. During the three months ended March 31, 2020, 17,442 shares of common stock were issued under the 2015 ESPP.

8. Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including a three-year cumulative loss position as of March 31, 2020 and December 31, 2019, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its net deferred tax assets as of March 31, 2020 and December 31, 2019.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was signed into law in March 2020. The CARES Act (i) lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the TCJA), (ii) allows corporate taxpayers to carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the TCJA, (iii) eliminates the 80% of taxable income limitations on NOL utilization imposed by the TCJA, allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020, and (iv) enacts various other changes to corporate taxation. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the three months ended March 31, 2020, or to the Company’s net deferred tax assets as of March 31, 2020.

9. Related Party Transactions

FOXKISER LLP

Since 2016, the Company has been party to professional services agreements with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of a member of the Company’s Board of Directors, pursuant to which the Company pays a fixed monthly fee in consideration for certain strategic services provided by FOXKISER. Effective January 2019, the Company entered into a new professional services agreement with FOXKISER with similar terms and conditions as the previous agreements. The agreement was amended effective June 2019 to expand the scope of services provided and increase the monthly fee, and the amended agreement expires in December 2020. Expenses incurred under the agreements with FOXKISER for the three months ended March 31, 2020 and 2019 were $1.2 million and $0.8 million, respectively, and were recorded as research and development expenses in the consolidated statements of operations and comprehensive loss.

10. Net Loss Per Share

Since the Company incurred net losses for the three months ended March 31, 2020 and 2019, common stock equivalents were excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were the same for such periods. The following potentially dilutive common stock equivalents outstanding at the end of the period were excluded from the computations of weighted-average diluted common shares for the periods indicated as their effects would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options issued and outstanding	6,438	5,340
Unvested restricted stock units outstanding	—	40
Employee stock purchase plan	32	20
	6,470	5,400

11. Supplemental Disclosures

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued personnel costs	$6,696	$10,903
Accrued sublicense fees and royalties	5,112	4,542
Accrued external research and development expenses	5,089	5,791
Accrued external general and administrative expenses	2,513	2,053
Accrued purchases of property and equipment	622	1,328
Other accrued expenses and current liabilities	295	229
	$20,327	$24,846

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which we filed with the SEC on February 26, 2020. In addition, you should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We have enrolled 42 patients in the Phase I/IIa clinical trial of RGX-314 for the treatment of wet AMD and have reported  data for all five dose level cohorts. We expect to initiate a pivotal program for the subretinal delivery of RGX-314 for the treatment of wet AMD in the second half of 2020.

We plan to initiate a Phase II trial for the suprachoroidal delivery of RGX-314 using the SCS Microinjector for the treatment of wet AMD in the first half of 2020 and expect to report interim data from Cohort 1 of the trial by the end of 2020. Additionally, we expect to submit an IND for a Phase II trial of the suprachoroidal delivery of RGX-314 using the SCS Microinjector for the treatment of DR in the first half of 2020, and expect to report interim data in 2021.

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

Gene therapy programs for the potential treatment of rare monogenic diseases

•

RGX-501: We are developing RGX-501 for the treatment of homozygous familial hypercholesterolemia (HoFH), a severe genetic disease characterized by premature and aggressive plaque buildup, life threatening coronary artery disease and aortic valve disease predominantly due to abnormalities in the function or expression of the receptor for low-density lipoprotein (LDL-C). We have completed dosing of patients in the expanded second cohort of the Phase I/II clinical trial for RGX-501 with corticosteroid prophylaxis, and we plan to assess LDL-C after all patients have completed steroid prophylaxis treatment. We expect to provide a program update in the first half of 2020.

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

•

RGX-181: We are developing RGX-181 for the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease, one of the most common forms of Batten disease, caused by mutations in the tripeptidyl peptidase 1 (TPP1) gene. We are conducting preclinical development of RGX-181, including assessment of unmet clinical needs such as neurologic and ophthalmologic manifestations of the disease. We expect to provide a program update in mid-2020 and submit an IND for a first-in-human trial in the second half of 2020.

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

RGX-314 Interim Update

In our Phase I/IIa trial for RGX-314, as of April 6, 2020, all 42 patients with wet AMD had received a single administration of RGX-314 across five dose cohorts. To qualify for inclusion in the trial, participants were required to have a history of frequent anti-vascular endothelial growth factor (VEGF) treatments (including at least four anti-VEGF injections in the eight months preceding trial enrollment) and a documented history of response to anti-VEGF therapy. The trial design included doses of 3 x 109 (Cohort 1), 1 x 1010 (Cohort 2), 6 x 1010 (Cohort 3), 1.6 x 1011 (Cohort 4) and 2.5 x 1011 (Cohort 5) genome copies (GC)/eye. Patients will be assessed every four weeks to the six-month primary endpoint, with long-term follow-up continuing for two years. Below is a summary of the preliminary results of our Phase I/IIa trial as of April 6, 2020:

•	RGX-314 continued to be well-tolerated at all dose levels, with no drug related serious adverse events (SAEs) reported.
•

Long-term, durable treatment effect was demonstrated over two years in Cohort 3, including mean improvement in vision (+14 letters) and stable retinal thickness (+2 µm). In addition, 50% of patients (3/6) remained anti-VEGF injection-free over two years and 67% of patients (4/6) were anti-VEGF injection-free from nine months to two years and intraocular RGX-314 protein expression was stable over two years.

•	73% of patients (8/11) in Cohort 5 remained anti-VEGF injection-free over nine months after administration of RGX-314.
•	Intraocular RGX-314 protein levels at six months demonstrated dose-dependent expression across cohorts.

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of March 31, 2020, our NAV Technology Platform was being applied in one commercially approved product (Zolgensma®), and the clinical development of 15 partnered product candidates, with over 20 partnered programs in total. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform, and creating potential additional revenue.

Impact of COVID-19

We are actively monitoring the impact of the novel coronavirus (COVID-19) pandemic on our business, results of operations and financial condition. Our offices, laboratories, clinical trial sites, prospective clinical trial sites, contract research organizations (CROs), contract manufacturing organizations (CMOs) and other collaborators and partners are located in jurisdictions where quarantines, executive orders, shelter-in-place orders, guidelines, and other similar orders and restrictions intended to control the spread of the disease have been put in place by governmental authorities. We have implemented a work-from-home policy for all employees who are not essential to be onsite, and we may take further actions that alter our operations, as may be required by federal, state or local authorities or which we determine are in the best interests of our employees.

The COVID-19 pandemic could require us to delay or prevent us from proceeding with our clinical trials and other business initiatives, such as preclinical development, manufacturing operations and the ongoing construction of our future corporate, manufacturing and research headquarters in Rockville, Maryland. In addition, if the business and operations of our licensees are adversely affected by the COVID-19 pandemic, our revenues could in turn be adversely affected. We are proactively taking measures to mitigate or reduce any adverse impact of the COVID-19 pandemic on the progress of our clinical trials and other business initiatives.

Our results of operations for the three months ended March 31, 2020 were not significantly impacted by the COVID-19 pandemic. However, the full extent to which COVID-19 will directly or indirectly impact our business, results of operations and financial condition in the future is unknown at this time and will depend on future developments that are highly unpredictable. Please refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q for further discussion of the risks we face as a result of the COVID-19 pandemic.

Financial Overview

Revenues

Our revenues to date primarily consist of license and royalty revenue resulting from the licensing of our NAV Technology Platform. We have not generated any revenues from commercial sales of our own products. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval and adequate labeling, our ability to generate future revenues will be materially compromised.

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

Royalty revenue to date consists of royalties on net sales of Zolgensma, which is marketed by AveXis, Inc. (AveXis), a wholly owned subsidiary of Novartis AG (Novartis), for use in children less than two years old with spinal muscular atrophy (SMA). Zolgensma is a licensed product under our March 2014 License with AveXis for the development and commercialization of treatments for SMA.

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

We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	a Phase I/IIa clinical trial and a planned pivotal program to evaluate the safety and efficacy of the subretinal delivery of RGX-314 for the treatment of wet AMD;
•	planned Phase II clinical trials to evaluate the safety and efficacy of the suprachoroidal delivery of RGX-314 using the SCS Microinjector for the treatment of wet AMD and DR;
•	a Phase I/II clinical trial to evaluate the safety and efficacy of RGX-501 for the treatment of HoFH;
•	a Phase I/II clinical trial to evaluate the safety and efficacy of RGX-121 for the treatment of MPS II;
•	a Phase I clinical trial to evaluate the safety and efficacy of RGX-111 for the treatment of MPS I;
•	preclinical research and development and a planned clinical trial for RGX-181 for the treatment of CLN2;
•	preclinical research and development for potential product candidates to treat neurodegenerative diseases, including tauopathies and alpha-synucleinopathies, under our collaboration with Neurimmune;
•	preclinical research and development for potential product candidates to treat HAE;
•	preclinical research and development for potential product candidates to treat neuromuscular disorders;
•	preclinical research and development for potential product candidates addressing other diseases across a range of therapeutics areas;
•	continued investment in advanced manufacturing analytics and process development activities; and
•	continued acquisition and manufacture of clinical trial materials in support of our anticipated clinical trials.

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Direct Expenses
RGX-314	$6,133	$2,404
RGX-121	2,340	1,774
RGX-501	736	1,000
Other product candidates	2,797	3,137
Total direct expenses	12,006	8,315
Unallocated Expenses
Platform and new technologies	5,932	3,396
Personnel-related	15,859	10,574
Facilities and depreciation expense	2,652	2,205
Other unallocated	586	713
Total unallocated expenses	25,029	16,888
Total research and development	$37,035	$25,203

Platform and new technologies include direct costs not identifiable with a specific lead product candidate, including costs associated with our research and development platform, process development, manufacturing analytics and preclinical research and development for prospective product candidates and new technologies. We typically utilize our employee and infrastructure resources across our development programs. We do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs.

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

Other Income (Loss)

Interest Income from Licensing

In accordance with our revenue recognition policy, interest income from licensing consists of imputed interest recognized from significant financing components identified in our license agreements with NAV Technology Licensees.

Investment Income (Loss)

Investment income (loss) consists of interest income earned and gains and losses realized from our cash equivalents and marketable securities, as well as unrealized gains and losses on marketable equity securities. Cash equivalents are comprised of money market mutual funds and highly liquid debt securities with original maturities of 90 days or less at acquisition. Marketable securities are comprised of available-for-sale debt securities and equity securities.

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

Our significant accounting policies are fully described in Note 2 to the accompanying unaudited consolidated financial statements and in Note 2 to our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in our critical accounting policies since December 31, 2019.

Recent Accounting Pronouncements

See Note 2 “Recent Accounting Pronouncements” in the notes to the accompanying unaudited consolidated financial statements for a full description of accounting pronouncements which we have recently adopted and the impact to our financial statements upon adoption.

Results of Operations

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Revenues
License and royalty revenue	$17,644	$884	$16,760
Total revenues	17,644	884	16,760
Operating Expenses
Cost of revenues	3,409	29	3,380
Research and development	37,035	25,203	11,832
General and administrative	14,833	11,558	3,275
Other operating expenses	67	—	67
Total operating expenses	55,344	36,790	18,554
Loss from operations	(37,700)	(35,906)	(1,794)
Other Income (Loss)
Interest income from licensing	848	613	235
Investment income (loss)	(3,186)	2,995	(6,181)
Total other income (loss)	(2,338)	3,608	(5,946)
Loss before income taxes	(40,038)	(32,298)	(7,740)
Income Tax Benefit	—	70	(70)
Net loss	$(40,038)	$(32,228)	$(7,810)

Comparison of the Three Months Ended March 31, 2020 and 2019

License and Royalty Revenue. License and royalty revenue increased by $16.8 million, from $0.9 million for the three months ended March 31, 2019 to $17.6 million for the three months ended March 31, 2020. The increase was primarily attributable to $10.0 million of royalty revenue recognized related to net sales of Zolgensma and $7.2 million of license revenue recognized related to a new license granted to Ultragenyx Pharmaceutical Inc. during the three months ended March 31, 2020. Commercial sales of Zolgensma commenced in the second quarter of 2019, and we are eligible to receive a milestone payment of $80.0 million from AveXis upon the achievement of $1.0 billion in cumulative net sales of Zolgensma.

Research and Development Expense. Research and development expenses increased by $11.8 million, from $25.2 million for the three months ended March 31, 2019 to $37.0 million for the three months ended March 31, 2020. The increase was primarily attributable to the following:

•	an increase of $5.2 million for personnel-related costs as a result of increased headcount of research and development personnel, including a $1.7 million increase in stock-based compensation expense;
•	an increase of $2.5 million for external costs associated with manufacturing-related services to support the ongoing development of our product candidates;
•

an increase of $1.7 million for laboratory costs and facilities used by research and development personnel, including a $0.3 million increase in depreciation expense allocated to research and development functions;

•	an increase of $1.4 million for external costs associated with clinical trial and regulatory activities; and
•	an increase of $0.8 million for external costs associated with preclinical studies and other early-stage research and development.

General and Administrative Expense. General and administrative expenses increased by $3.3 million, from $11.6 million for the three months ended March 31, 2019 to $14.8 million for the three months ended March 31, 2020. The increase was primarily attributable to the following:

•	an increase of $1.5 million for professional services, primarily related to legal services for the maintenance of intellectual property and other matters which were non-recurring in nature; and

•

an increase of $1.2 million for personnel-related costs as a result of increased headcount of general and administrative personnel, including a $0.6 million increase in stock-based compensation expense.

Investment Income (Loss). Investment loss was $3.2 million for the three months ended March 31, 2020 as compared to investment income of $3.0 million for the three months ended March 31, 2019, a change of $6.2 million. The change was primarily attributable to unrealized losses, net of realized gains, of $5.1 million recognized during the three months ended March 31, 2020 related to our marketable equity securities of Prevail Therapeutics Inc. (Prevail). We acquired the securities as consideration for a commercial license to the NAV Technology Platform granted to Prevail in August 2017. Prevail completed its initial public offering (IPO) in June 2019. Prior to Prevail’s IPO, the securities were accounted for as non-marketable equity securities without a readily determinable fair value and had a carrying value of $0.4 million. Upon Prevail’s IPO in June 2019, the securities were reclassified to marketable securities and are measured at fair value. As of March 31, 2020, the Company’s marketable equity securities of Prevail had a fair value of $19.9 million. Significant fluctuations in the fair value of the securities may continue to occur from period to period.

Liquidity and Capital Resources

As of March 31, 2020, we had cash, cash equivalents and marketable securities of $356.6 million, which were primarily derived from the sale of common stock as well as revenues generated from the licensing of our NAV Technology Platform. We expect that our cash, cash equivalents and marketable securities as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan.

Commercial sales of Zolgensma commenced in the second quarter of 2019, upon which we began recognizing royalty revenue on net sales of the licensed product. We are eligible to receive, in addition to other development milestone payments, a milestone payment of $80.0 million from AveXis upon the achievement of $1.0 billion in cumulative net sales of Zolgensma.

We intend to devote the majority of our current capital to clinical development, seeking regulatory approval of our product candidates and capital expenditures to build out additional office, laboratory and manufacturing capacity. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the amount of operating expenditures and capital outlays necessary to complete the development of our product candidates. Additionally, our estimates are based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Furthermore, given the uncertainty and rapidly changing market and economic conditions caused by the COVID-19 pandemic, we will continue to monitor the nature and extent of the impact of the COVID-19 pandemic on our liquidity and capital resources.

Cash Flows

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(35,573)	$(29,297)
Net cash provided by investing activities	32,709	5,461
Net cash provided by financing activities	2,761	4,127
Net decrease in cash and cash equivalent and restricted cash	$(103)	$(19,709)

Cash Flows from Operating Activities

Our net cash used in operating activities for the three months ended March 31, 2020 increased by $6.3 million from the three months ended March 31, 2019. The change was primarily attributable to an increase in operating expenses of $18.6 million during the three months ended March 31, 2020 as compared to the same period in 2019, partially offset by $10.9 million of royalty payments received related to net sales of Zolgensma during the three months ended March 31, 2020. The increase in operating expenses during the period was primarily attributable to increased employee headcount and external research and development expenses as we continue the development and advancement of our lead product candidates and other research programs.

For the three months ended March 31, 2020, our net cash used in operating activities of $35.6 million consisted of a net loss of $40.0 million and changes in working capital of $9.9 million, offset by $14.3 million in adjustments for non-cash items. The changes in working capital were primarily attributable to an increase in accounts receivable of $5.7 million which was largely driven by new licenses granted by us during the first quarter of 2020, and a decrease in accrued expenses and other current liabilities of $3.8 million which was largely driven by a decrease in accrued personnel costs as of March 31, 2020 as compared to December 31, 2019. Other changes in working capital were primarily attributable to the timing of invoices from and payments to our service providers relative to the timing in which the goods or services were received, primarily related to research and development expenses. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $8.0 million, unrealized losses on our marketable equity securities of Prevail, net of realized gains, of $5.1 million and depreciation and amortization expense of $2.0 million.

For the three months ended March 31, 2019, our net cash used in operating activities of $29.3 million consisted of a net loss of $32.2 million and changes in working capital of $3.7 million, offset by $6.7 million in adjustments for non-cash items. The changes in working capital were primarily attributable to a decrease in accrued expenses and other current liabilities of $2.9 million which was largely driven by decreases in accrued personnel costs and accrued sublicense fees as of March 31, 2019 as compared to December 31, 2018. Other changes in working capital were primarily attributable to the timing of invoices from and payments to our service providers relative to the timing in which the goods or services were received, primarily related to research and development expenses. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $5.7 million and depreciation and amortization expense of $1.6 million and were partially offset by imputed interest earned from our license agreements of $0.6 million and net accretion of discounts on marketable debt securities of $0.4 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2020, net cash provided by investing activities consisted of $68.0 million in sales and maturities of marketable securities, offset by $30.7 million to purchase marketable securities and $4.6 million to purchase property and equipment. We expect capital expenditures to continue to increase in 2020 as a result of the buildout of our future corporate, manufacturing and research headquarters at 9804 Medical Center Drive in Rockville, Maryland.

For the three months ended March 31, 2019, net cash provided by investing activities consisted of $87.2 million in sales and maturities of marketable securities, offset by $79.2 million to purchase marketable securities and $2.5 million to purchase property and equipment.

Cash Flows from Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities consisted of $2.8 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

For the three months ended March 31, 2019, net cash provided by financing activities consisted of $4.1 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $217.9 million as of March 31, 2020. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect our capital expenditures will increase significantly in the future for costs associated with building out additional office, laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Our future capital requirements will depend on many factors, including:

•	the timing of enrollment, commencement and completion of our clinical trials;
•	the results of our clinical trials;

•	the results of our preclinical studies for our product candidates and any subsequent clinical trials;
•	our planned expansion of the licensing of our NAV Technology Platform;
•	the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials for our product candidates;
•	the costs associated with building out additional laboratory and manufacturing capacity;
•	the impact of the COVID-19 pandemic on our business, operations and preclinical and clinical development timelines and plans;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of future product sales, medical affairs, marketing, manufacturing and distribution activities for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sales of our products, should any of our product candidates receive marketing approval;
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

Contractual Obligations, Commitments and Contingencies

There have been no material changes to our contractual obligations, commitments and contingencies as of March 31, 2020 from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our exposure to market risk during the three months ended March 31, 2020.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, we completed the implementation of a new enterprise resource planning (ERP) system. Upon completion of the implementation process, the new ERP system replaced a number of legacy software applications and became our primary accounting and financial reporting system. As a result of the conversion to the new ERP system, various changes have been made to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to incorporate modifications in our accounting procedures and business processes. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes from the risk factors previously disclosed in such filing, other than the risk factor set forth below:

Risks Related to our NAV Technology Platform and the Development of Our Product Candidates

Our business, operations and preclinical and clinical development timelines and plans could be adversely affected by the effects of the novel coronavirus (COVID-19) pandemic and other public health crises.

The COVID-19 pandemic and other public health crises in regions where we have clinical trial sites or other business operations could have a material adverse effect on our business, operations and preclinical and clinical development timelines and plans, and could significantly constrain or disrupt the operations of third parties upon which we rely, including contract research organizations (CROs) and contract manufacturing organizations (CMOs).

In response to the COVID-19 pandemic, federal, state, local and foreign governments have put in place quarantines, executive orders, shelter-in-place orders, guidelines and other similar orders and restrictions intended to control the spread of the disease. Such orders and restrictions have resulted in business closures, work stoppages, delays, work-from-home policies, travel restrictions and cancellations of events, among other effects that could negatively impact productivity and disrupt our business and operations. Our offices, laboratories, clinical trial sites, prospective clinical trial sites, CROs, CMOs and other collaborators and partners are located in jurisdictions where such orders and restrictions have been enforced. We have implemented a work-from-home policy for all employees who are not essential to be onsite, and we may take further actions that alter our operations, as may be required by federal, state or local authorities or which we determine are in the best interests of our employees.

The COVID-19 pandemic could require us to delay or prevent us from proceeding with our clinical trials. For instance, our clinical trial site initiation and subject enrollment could be delayed or suspended due to closures and prioritization of resources toward the COVID-19 pandemic. In addition, some subjects may not be able or willing to comply with clinical trial protocols, and the ability to conduct follow-up visits with treated subjects may be limited if travel or healthcare services are impeded. Similarly, our ability to recruit and retain principal investigators and other clinical trial personnel could be adversely affected. While we have not experienced significant disruptions in our supply chain to date due to the COVID-19 pandemic, it may impact our ability to procure resources, raw materials or components necessary for our research studies and preclinical and clinical development. Additionally, required inspections and reviews by regulatory authorities may be delayed due to a focus of resources on COVID-19 as well as travel and other restrictions. Significant delays in the timing and completion of our research studies and preclinical and clinical development would be costly and could adversely affect our ability to obtain marketing approval from regulatory authorities for the commercialization of our product candidates.

The construction of our new headquarters, including our current good manufacturing practice (cGMP) production facility, may be delayed due to various government orders and restrictions relating to the COVID-19 pandemic. The potential impact of any such delay is unpredictable but may include significant additional costs and disruptions to our operations.

The spread of COVID-19 has caused a broad impact globally and may materially affect our business, financial condition and results of operations, as well as increase the volatility and adversely affect the value of our common stock. While the potential economic impact and duration of the COVID-19 pandemic may be difficult to assess or predict, COVID-19 and efforts to slow its transmission have resulted in significant disruptions to global financial markets, which may reduce our ability to access capital and adversely affect our liquidity. In addition, if the business and operations of our licensees are adversely affected by the COVID-19 pandemic, our revenues could in turn be adversely affected.

Scientific and economic analyses of the COVID-19 pandemic continue to evolve and we will continue to monitor the situation closely. The ultimate impact of the COVID-19 pandemic and other public health crises is highly unpredictable and subject to change. We are not yet certain about the full extent of the potential impact of COVID-19 on our business, operations and preclinical and clinical development. To the extent COVID-19 adversely affects our business, financial condition and results of operations, as well as global economic conditions more generally, it may also heighten many of the other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Pursuant to the terms of the License Agreement dated November 4, 2018 between the Company and Abeona Therapeutics Inc. (Abeona), as amended on November 4, 2019 (the License Agreement), Abeona was required to make a payment of $8.0 million to us no later than April 1, 2020. Abeona failed to make this payment and we therefore delivered to Abeona a written demand for payment and breach notice in April 2020. Upon expiration of the applicable cure period under the License Agreement, which expiration occurred on May 2, 2020, the License Agreement was terminated. Upon termination, all rights and licenses granted to Abeona under the License Agreement terminated and an additional $20.0 million fee that would have otherwise been due to us in November 2020 will become payable within 15 days of the termination date.

A summary of the material terms and conditions of the License Agreement is set forth in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the SEC) on November 6, 2018. The License Agreement is filed as Exhibit 10.22 to our Annual Report on Form 10-K filed with the SEC on February 27, 2019, and the First Amendment to the License Agreement dated November 4, 2019 is filed as Exhibit 10.23 to our Annual Report on Form 10-K filed with the SEC on February 26, 2020. The description of the terms and conditions of the License Agreement contained in this Quarterly Report on Form 10-Q and the summary contained in the Current Report on Form 8-K referenced above do not purport to be complete and are qualified in their entirety by reference to the full text of the License Agreement.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets

(ii) Consolidated Statements of Operations and Comprehensive Loss

(iii) Consolidated Statements of Stockholders’ Equity

(iv) Consolidated Statements of Cash Flows

(v) Notes to Consolidated Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 formatted in Inline XBRL (included in Exhibit 101)

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

REGENXBIO Inc.

Dated: May 7, 2020	/s/ Kenneth T. Mills
Kenneth T. Mills
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2020	/s/ Vittal Vasista
Vittal Vasista
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)