Form 10-Q
period 2020-09-30
REGENXBIO Inc.
filed 2020-11-04
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, there were 37,408,448 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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
•

our expectations regarding the outcome of legal proceedings, including our arbitration with Abeona Therapeutics Inc. regarding license fees that have not been paid to us and our ability to recover such unpaid fees;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$93,220	$69,514
Marketable securities	148,305	226,696
Accounts receivable, net	122,116	38,148
Prepaid expenses	16,112	6,475
Other current assets	7,197	4,199
Total current assets	386,950	345,032
Marketable securities	48,272	103,785
Accounts receivable, net	3,564	4,155
Property and equipment, net	38,871	28,973
Operating lease right-of-use assets	57,827	10,078
Restricted cash	1,330	1,330
Other assets	4,360	4,555
Total assets	$541,174	$497,908
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,244	$6,409
Accrued expenses and other current liabilities	44,356	24,846
Deferred revenue	449	—
Operating lease liabilities	3,564	2,421
Total current liabilities	63,613	33,676
Deferred revenue	3,895	3,333
Operating lease liabilities	57,461	8,874
Other liabilities	545	1,828
Total liabilities	125,514	47,711
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at September 30, 2020 and December 31, 2019; 37,404 and 36,992 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	658,224	627,810
Accumulated other comprehensive income	263	205
Accumulated deficit	(242,831)	(177,822)
Total stockholders’ equity	415,660	450,197
Total liabilities and stockholders’ equity	$541,174	$497,908

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
License and royalty revenue	$98,912	$14,700	$133,122	$23,465
Total revenues	98,912	14,700	133,122	23,465
Operating Expenses
Cost of revenues	17,364	2,494	25,457	4,450
Research and development	43,968	35,692	119,114	90,378
General and administrative	15,859	12,402	46,246	37,365
Provision for credit losses and other	7,770	8	7,887	(54)
Total operating expenses	84,961	50,596	198,704	132,139
Income (loss) from operations	13,951	(35,896)	(65,582)	(108,674)
Other Income (Loss)
Interest income from licensing	1,444	716	4,141	2,091
Investment income (loss)	(6,607)	431	(4,071)	37,950
Total other income (loss)	(5,163)	1,147	70	40,041
Income (loss) before income taxes	8,788	(34,749)	(65,512)	(68,633)
Income Tax Benefit	3	165	503	364
Net income (loss)	$8,791	$(34,584)	$(65,009)	$(68,269)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net	(487)	(108)	58	1,043
Total other comprehensive income (loss)	(487)	(108)	58	1,043
Comprehensive income (loss)	$8,304	$(34,692)	$(64,951)	$(67,226)

Net income (loss) per share:
Basic	$0.24	$(0.94)	$(1.75)	$(1.86)
Diluted	$0.23	$(0.94)	$(1.75)	$(1.86)
Weighted-average common shares outstanding:
Basic	37,342	36,813	37,234	36,618
Diluted	38,877	36,813	37,234	36,618

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended September 30, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2020	37,291	$4	$648,729	$750	$(251,622)	$397,861
Exercise of stock options	74	—	268	—	—	268
Issuance of common stock under employee stock purchase plan	38	—	1,192	—	—	1,192
Stock-based compensation expense	—	—	8,035	—	—	8,035
Unrealized loss on available-for-sale securities, net	—	—	—	(487)	—	(487)
Net income	—	—	—	—	8,791	8,791
Balances at September 30, 2020	37,404	$4	$658,224	$263	$(242,831)	$415,660

	Three Months Ended September 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2019	36,752	$4	$610,891	$471	$(116,774)	$494,592
Exercise of stock options	62	—	384	—	—	384
Issuance of common stock under employee stock purchase plan	26	—	949	—	—	949
Stock-based compensation expense	—	—	7,162	—	—	7,162
Unrealized loss on available-for-sale securities, net	—	—	—	(108)	—	(108)
Net loss	—	—	—	—	(34,584)	(34,584)
Balances at September 30, 2019	36,840	$4	$619,386	$363	$(151,358)	$468,395

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	36,992	$4	$627,810	$205	$(177,822)	$450,197
Exercise of stock options	356	—	4,247	—	—	4,247
Issuance of common stock under employee stock purchase plan	55	—	1,799	—	—	1,799
Stock-based compensation expense	—	—	24,368	—	—	24,368
Unrealized gain on available-for-sale securities, net	—	—	—	58	—	58
Net loss	—	—	—	—	(65,009)	(65,009)
Balances at September 30, 2020	37,404	$4	$658,224	$263	$(242,831)	$415,660

	Nine Months Ended September 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	36,120	$4	$592,580	$(720)	$(83,016)	$508,848
Adoption of ASU 2016-02 (Topic 842)	—	—	—	—	(33)	(33)
Adoption of ASU 2018-02	—	—	—	40	(40)	—
Exercise of stock options	684	—	5,513	—	—	5,513
Issuance of common stock under employee stock purchase plan	36	—	1,314	—	—	1,314
Stock-based compensation expense	—	—	19,979	—	—	19,979
Unrealized gain on available-for-sale securities, net	—	—	—	1,043	—	1,043
Net loss	—	—	—	—	(68,269)	(68,269)
Balances at September 30, 2019	36,840	$4	$619,386	$363	$(151,358)	$468,395

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(65,009)	$(68,269)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	24,368	19,979
Depreciation and amortization	6,302	5,229
Provision for credit losses	7,678	—
Net amortization of premiums (accretion of discounts) on marketable debt securities	586	(1,085)
Net realized and unrealized losses (gains) on marketable securities	8,207	(29,440)
Imputed interest income from licensing	(2,033)	(2,091)
Other non-cash adjustments	263	357
Changes in operating assets and liabilities
Accounts receivable	(89,442)	(10,699)
Prepaid expenses	(9,637)	(1,418)
Other current assets	(2,998)	1,286
Operating lease right-of-use assets	1,986	1,712
Other assets	1,318	(2,150)
Accounts payable	9,907	5,339
Accrued expenses and other current liabilities	18,400	1,990
Deferred revenue	—	(600)
Operating lease liabilities	(2,222)	(1,832)
Other liabilities	(1,203)	(507)
Net cash used in operating activities	(93,529)	(82,199)
Cash flows from investing activities
Purchases of marketable debt securities	(79,374)	(127,925)
Maturities of marketable debt securities	189,882	218,019
Sales of marketable debt securities	2,287	—
Sales of marketable equity securities	12,374	—
Purchases of property and equipment	(13,980)	(10,689)
Net cash provided by investing activities	111,189	79,405
Cash flows from financing activities
Proceeds from exercise of stock options	4,247	5,513
Proceeds from issuance of common stock under employee stock purchase plan	1,799	1,314
Net cash provided by financing activities	6,046	6,827
Net increase in cash and cash equivalents and restricted cash	23,706	4,033
Cash and cash equivalents and restricted cash
Beginning of period	70,844	76,614
End of period	$94,550	$80,647
Supplemental disclosures of non-cash investing and financing activities
Additions to property and equipment through accounts payable and accrued expenses	$46	$—
Non-cash additions to property and equipment through tenant improvement allowance	$2,217	$—
Non-cash consideration received for licenses granted	$1,123	$—

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

Liquidity and Risks

As of September 30, 2020, the Company had generated an accumulated deficit of $242.8 million since inception. As the Company has incurred cumulative losses since inception, transition to recurring profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability, and unless and until it does, the Company will continue to need to raise additional capital, to the extent possible. As of September 30, 2020, the Company had cash, cash equivalents and marketable securities of $289.8 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the consolidated financial statements. Significant estimates are used in the following areas, among others: license and royalty revenue, the allowance for credit losses, stock-based compensation expense, accrued research and development expenses and other accrued liabilities, income taxes and the fair value of financial instruments.

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

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$93,220	$79,594
Restricted cash	1,330	1,053
Total cash and cash equivalents and restricted cash	$94,550	$80,647

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

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances, and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. Please refer to Note 7 for further information regarding the allowance for credit losses related to accounts receivable.

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

At each reporting date, the Company evaluates available-for-sale debt securities which have an amortized cost basis in excess of the fair value of the security to determine if the unrealized loss or any potential credit losses should be recognized in results of operations. If the Company does not have the intent and ability to hold the security until recovery of the unrealized loss, the difference between the fair value and amortized cost basis of the security is charged to results of operations resulting in a new amortized cost basis of the security. If the Company has the intent and ability to hold the security until recovery of the unrealized loss, the security is evaluated for potential credit losses. If a credit loss is deemed to exist, the credit loss is recognized in results of operations and an allowance for credit losses is recorded against the amortized cost basis of the security. In determining whether a credit loss exists related to impaired available-for-sale debt securities, the Company considers, among other factors, the extent of the unrealized loss relative to the amortized cost basis, the credit rating of the issuer and any recent changes thereto, current and expected future economic conditions, and any adverse events or other changes in circumstances that have occurred which may indicate a potential credit loss. The Company did not record an allowance for credit losses on its available-for-sale debt securities as of September 30, 2020.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this standard effective January 1, 2020 on a prospective basis. The Company has various cloud-based software applications accounted for as service contracts, the most significant of which is the Company’s enterprise resource planning (ERP) system for which implementation was in progress on the adoption date of this standard. The adoption of this standard resulted in the capitalization of certain costs during the three and nine months ended September 30, 2020 related to the implementation of the ERP system and other cloud-based software applications which would have been expensed as incurred prior to the adoption of this standard. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist of available-for-sale debt securities and equity securities (in thousands):

	Amortized Cost / Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2020
U.S. government and federal agency securities	$20,802	$77	$—	$20,879
Certificates of deposit	3,416	51	—	3,467
Corporate bonds	159,732	1,007	(11)	160,728
Equity securities	195	11,308	—	11,503
	$184,145	$12,443	$(11)	$196,577

	Amortized Cost / Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2019
U.S. government and federal agency securities	$62,637	$215	$(5)	$62,847
Certificates of deposit	8,506	77	—	8,583
Corporate bonds	226,137	808	(29)	226,916
Equity securities	351	31,784	—	32,135
	$297,631	$32,884	$(34)	$330,481

As of September 30, 2020 and December 31, 2019, no available-for-sale debt securities had remaining maturities greater than three years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of September 30, 2020 and December 31, 2019, the balance in the Company’s accumulated other comprehensive income consisted solely of net unrealized gains and losses on available-for-sale debt securities, net of income tax effects and reclassification adjustments for realized gains and losses. During the three and nine months ended September 30, 2020, the Company recognized net unrealized gains (losses) on available-for-sale debt securities of $(0.5) million and $0.1 million, respectively, and income tax expense of zero in other comprehensive income (loss) for the period. The Company recognized net realized gains of less than $0.1 million and $0.1 million on the sale or maturity of available-for-sale debt securities during the three and nine months ended September 30, 2020, respectively, which were reclassified out of accumulated other comprehensive income during the period and were included in investment income (loss) in the consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2019, the Company recognized net unrealized gains (losses) on available-for-sale debt securities of $(0.1) million and $1.7 million, respectively, and income tax benefit (expense) of less than $0.1 million and $(0.6) million, respectively, in other comprehensive income (loss) for the period. The Company recognized net realized gains of less than $0.1 million on the sale or maturity of available-for-sale debt securities during the three and nine months ended September 30, 2019, which were reclassified out of accumulated other comprehensive income during the period and were included in investment income (loss) in the consolidated statements of operations and comprehensive income (loss).

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020
Corporate bonds	$13,728	$(11)	$—	$—	$13,728	$(11)
	$13,728	$(11)	$—	$—	$13,728	$(11)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
U.S. government and federal agency securities	$12,562	$(5)	$—	$—	$12,562	$(5)
Corporate bonds	48,556	(29)	—	—	48,556	(29)
	$61,118	$(34)	$—	$—	$61,118	$(34)

As of September 30, 2020, available-for-sale debt securities held by the Company which were in an unrealized loss position consisted of five investment grade security positions. The Company has the intent and ability to hold such securities until recovery, and due to the credit quality of the issuers and low severity of each unrealized loss position relative to its amortized cost basis, the Company did not identify any credit losses associated with its available-for-sale debt securities. The Company did not recognize any impairment or credit losses on available-for-sale debt securities during the three and nine months ended September 30, 2020.

Marketable equity securities held by the Company as of September 30, 2020 and December 31, 2019 consisted solely of common stock of Prevail Therapeutics Inc. (Prevail). The Company acquired the securities as consideration for a commercial license to the NAV Technology Platform granted to Prevail in August 2017. Prevail completed its initial public offering (IPO) in June 2019. Prior to Prevail’s IPO, the securities were accounted for as non-marketable equity securities without a readily determinable fair value and had a carrying value of $0.4 million. Upon Prevail’s IPO in June 2019, the securities were reclassified to marketable securities and are measured at fair value. During the three and nine months ended September 30, 2020, the Company recognized net realized and unrealized losses of $7.5 million and $8.3 million, respectively, related to its marketable equity securities of Prevail. During the three and nine months ended September 30, 2019, the Company recognized unrealized gains (losses) of $(2.2) million and $29.4 million, respectively, and did not recognize any realized gains or losses related to its marketable equity securities of Prevail.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2020
Cash equivalents:
Money market mutual funds	$—	$70,805	$—	$70,805
Total cash equivalents	—	70,805	—	70,805
Marketable securities:
U.S. government and federal agency securities	—	20,879	—	20,879
Certificates of deposit	—	3,467	—	3,467
Corporate bonds	—	160,728	—	160,728
Equity securities	11,503	—	—	11,503
Total marketable securities	11,503	185,074	—	196,577
Total cash equivalents and marketable securities	$11,503	$255,879	$—	$267,382

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2019
Cash equivalents:
Money market mutual funds	$—	$56,058	$—	$56,058
Total cash equivalents	—	56,058	—	56,058
Marketable securities:
U.S. government and federal agency securities	—	62,847	—	62,847
Certificates of deposit	—	8,583	—	8,583
Corporate bonds	—	226,916	—	226,916
Equity securities	32,135	—	—	32,135
Total marketable securities	32,135	298,346	—	330,481
Total cash equivalents and marketable securities	$32,135	$354,404	$—	$386,539

Management estimates that the carrying amounts of its current accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Accounts receivable which contain non-current portions are recorded at their present values using a discount rate that is based on prevailing market rates and the credit profile of the licensee on the date the amounts are initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be significantly different from those that would be used as of September 30, 2020 to determine the present value of the receivables. Accordingly, management estimates that the carrying value of its non-current accounts receivable approximates the fair value of those instruments.

Non-marketable equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. As of September 30, 2020, non-marketable equity securities had a carrying value of $1.1 million and were included in other assets on the consolidated balance sheet. As of December 31, 2019, the Company did not hold any non-marketable equity securities. No remeasurements or impairment losses were recorded on non-marketable equity securities during the three and nine months ended September 30, 2020 and 2019.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Laboratory and manufacturing equipment	$23,162	$19,663
Computer equipment and software	3,272	2,545
Furniture and fixtures	2,898	2,188
Leasehold improvements	30,109	18,915
Total property and equipment	59,441	43,311
Accumulated depreciation and amortization	(20,570)	(14,338)
Property and equipment, net	$38,871	$28,973

6. Leases

9804 Medical Center Drive

In November 2018, the Company entered into an operating lease, as amended in April 2019 and November 2019, for approximately 177,000 square feet of office, laboratory and manufacturing facilities in a new building to be constructed at 9804 Medical Center Drive in Rockville, Maryland (the 9804 Medical Center Drive Lease). The new facility will serve as the Company’s future corporate, research and manufacturing headquarters. The initial construction of the building was performed by the landlord, and the lease commenced in September 2020 upon the delivery of leased premises to the Company to make additional improvements to the building. Monthly payments under the lease begin in September 2021 and escalate annually in accordance with the lease agreement. The lease expires in September 2036, subject to extension and termination options held by the Company. The Company has the option to extend the term of the lease for up to 10 additional years and the option to terminate the lease, with payment of an early termination fee, after 12 years from the delivery of the leased premises to the Company. The Company’s extension and termination options under the 9804 Medical Center Drive Lease have been excluded from the measurement of the right-of-use assets and lease liabilities for the lease as they were not reasonably certain of exercise. As required by the lease agreement, the Company has provided the landlord with an irrevocable letter of credit of $1.1 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease.

Pursuant to the 9804 Medical Center Drive Lease, the Company received a $19.5 million tenant improvement allowance from the landlord to perform improvements to the leased premises. The tenant improvement allowance has been recorded as a reduction of the right-of-use assets for the lease and is amortized on a straight-line basis as a reduction of lease expense over the term of the lease. As of September 30, 2020, the Company had unreimbursed amounts remaining under the tenant improvement allowance of $17.2 million, which were deemed in-substance lease payments and recorded as a reduction of the lease liability. As of September 30, 2020, the Company had recorded property and equipment of $17.3 million related to the buildout of the facility at 9804 Medical Center Drive, which have not yet been placed in service.

The Company recorded the right-of-use assets and lease liabilities related to the 9804 Medical Center Drive Lease upon its commencement in September 2020. As of September 30, 2020, the Company had recorded right-of-use assets of $50.6 million and lease liabilities of $52.5 million related to the 9804 Medical Center Drive Lease.

9712 Medical Center Drive

In March 2015, the Company entered into an operating lease for office space at 9712 Medical Center Drive in Rockville, Maryland (the 9712 Medical Center Drive Lease). The lease term commenced in April 2015. Monthly payments under the lease began in October 2015 and escalate annually in accordance with the lease agreement.

In September 2015, November 2015, July 2017 and April 2018, the Company amended the 9712 Medical Center Drive Lease to include additional office and laboratory space at 9714 Medical Center Drive, and ultimately extend the term of the lease to September 2021. The Company had options to extend the term of the 9712 Medical Center Drive Lease for up to six additional years. Additionally, upon the commencement of the 9804 Medical Center Drive Lease in September 2020, the Company had the option to terminate the 9712 Medical Center Drive Lease with six months’ notice. The Company’s extension and termination options under the 9712 Medical Center Drive Lease were excluded from the measurement of the right-of-use assets and lease liabilities for the lease as they were not reasonably certain of exercise. The Company received a $0.4 million tenant improvement allowance from the landlord which has been recorded as a reduction of the right-of-use assets for the lease and is amortized on a straight-line basis as a reduction of lease expense over the term of the lease.

In October 2020, the Company amended the 9712 Medical Center Drive Lease to extend the term of the lease to February 2027. Pursuant to the amendment, the Company has an option to extend the term of the lease for three additional years, as well as an option to extend the lease term to be coterminous with the 9804 Medical Center Drive Lease, which expires in September 2036. Total additional lease payments under the 9712 Medical Center Drive Lease as a result of the October 2020 amendment were $8.8 million, excluding any lease payments contingent upon the Company’s option to extend the term of the lease.

9600 Blackwell Road

In January 2016, the Company entered into an operating lease for its corporate headquarters at 9600 Blackwell Road in Rockville, Maryland (the Blackwell Road Lease). The lease commenced in February 2016 and expires in September 2023. In November 2017, the Blackwell Road Lease was amended to include additional office space for the remainder of the lease term. Monthly payments under the lease began in September 2016 and escalate annually in accordance with the lease agreement. The Company received a $0.8 million tenant improvement allowance from the landlord which has been recorded as a reduction of the right-of-use assets for the lease and is amortized on a straight-line basis as a reduction of lease expense over the term of the lease.

The Company had an option to extend the term of the Blackwell Road Lease for up to five additional years and the option to terminate the lease, with payment of an early termination fee, after 67 months from the lease commencement date. During the three months ended September 30, 2020, the Company reassessed the term of the Blackwell Road Lease and determined that as of September 30, 2020, it was reasonably certain that the Company will exercise its termination option under the lease. Accordingly, the measurement of the right-of-use assets and lease liabilities for the Blackwell Road Lease were reduced by $0.7 million during the three months ended September 30, 2020, to reflect the payment of the early termination fee and the revised lease term through September 2021.

In November 2020, the Company exercised its termination option under the Blackwell Road Lease. As a result of the termination, the lease will expire in September 2021 and the Company is obligated to pay an early termination fee of $0.4 million.

400 Madison Avenue

In May 2016, the Company entered into an operating lease for office space at 400 Madison Avenue in New York, New York (the 400 Madison Lease). The lease commenced in July 2016 and monthly payments under the lease began in October 2016 and escalate annually in accordance with the lease agreement. In May 2019, the 400 Madison Lease was amended to include additional office space and extend the term of the lease from October 2020 to April 2027. The Company received a $0.7 million tenant improvement allowance from the landlord which has been recorded as a reduction of the right-of-use assets for the lease and is amortized on a straight-line basis as a reduction of lease expense over the term of the lease. As required by the lease agreement, the Company has provided the landlord with an irrevocable letter of credit of $0.2 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease.

Other Leases

The Company leases additional office and laboratory facilities, laboratory equipment and other equipment under operating leases with various expiration dates through 2028, including leases which have been executed but have not yet commenced.

Operating Lease Information

All of the Company’s leases are classified as operating leases. The following table summarizes the Company’s lease costs and supplemental cash flow information related to its operating leases (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Operating lease cost	$997	$2,793
Variable lease cost	174	575
Total lease cost	$1,171	$3,368

Cash paid for amounts included in operating lease liabilities	$988	$2,482
Right-of-use assets acquired through operating lease liabilities	$49,734	$49,734

Right-of-use assets acquired through operating lease liabilities for the three and nine months ended September 30, 2020 include a reduction of $0.7 million related to the Company’s change in estimate regarding the exercise of its termination rights under the Blackwell Road Lease. Short-term lease expense for the three and nine months ended September 30, 2020 was not material and is included in operating lease cost in the table above. Variable lease cost under the Company’s operating leases includes items such as common area maintenance, utilities, taxes and other charges.

The weighted-average remaining lease term and weighted-average discount rate of the Company’s operating leases were as follows:

As of
September 30, 2020
Weighted-average remaining lease term (years)	13.8
Weighted-average discount rate	5.4%

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining the Company’s operating leases to the amounts reported as operating lease liabilities on the consolidated balance sheet as of September 30, 2020 (in thousands):

As of
September 30, 2020
Undiscounted future minimum lease payments:
2020 (remainder of year)	$1,117
2021	3,964
2022	5,055
2023	6,980
2024	8,000
Thereafter	99,184
Total undiscounted future minimum lease payments	$124,300
Amount representing imputed interest	(45,843)
Tenant improvement allowance not yet received	(17,432)
Total operating lease liabilities	61,025
Current portion of operating lease liabilities	(3,564)
Operating lease liabilities, non-current	$57,461

The table above excludes future minimum lease payments for leases which were executed but had not yet commenced as of September 30, 2020, the total of which were not material.

7. License and Royalty Revenue

As of September 30, 2020, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in one commercial product, Zolgensma, and in the development of more than 20 product candidates. Consideration to the Company under its license agreements may include: (i) up-front and annual fees, (ii) option fees to acquire additional licenses, (iii) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (iv) sublicense fees and (v) royalties on sales of licensed products. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

Development milestone payments are evaluated each reporting period and are only included in the transaction price of each license and recognized as license revenue to the extent the milestones are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of September 30, 2020, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $213.4 million, including (i) $0.3 million upon the submission of preclinical regulatory filings, (ii) $26.6 million upon the commencement of various stages of clinical trials, (iii) $26.0 million upon the submission of regulatory approval filings, (iv) $103.5 million upon the approval of commercial products by regulatory agencies and (v) $57.0 million upon the achievement of specified sales targets for licensed products. To the extent the milestone payments are realized by the Company, the Company will be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of milestones by licensees is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

Accounts Receivable, Contract Assets and Deferred Revenue

The following table presents changes in the balances of the Company’s receivables, contract assets and deferred revenue, as well as other information regarding revenue recognized during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Accounts receivable, current and non-current:
Balance, beginning of period	$46,494	$33,634	$42,303	$31,599
Additions	100,243	15,526	137,220	26,575
Deductions	(21,057)	(5,640)	(53,843)	(14,654)
Balance, end of period	$125,680	$43,520	$125,680	$43,520

Contract assets:
Balance, beginning of period	$350	$—	$—	$750
Additions	—	—	350	1,000
Deductions	—	—	—	(1,750)
Balance, end of period	$350	$—	$350	$—

Deferred revenue, current and non-current:
Balance, beginning of period	$4,457	$3,333	$3,333	$3,933
Additions	—	—	1,124	—
Deductions	(113)	—	(113)	(600)
Balance, end of period	$4,344	$3,333	$4,344	$3,333

Revenue recognized during the period from:
Amounts included in deferred revenue at beginning of period	$113	$—	$—	$600
Performance obligations satisfied in previous periods	$98,799	$10,072	$125,555	$15,037

Additions to accounts receivable during the periods presented consisted primarily of royalties on net sales of Zolgenmsa, billed and unbilled receivables recorded for the achievement of milestones by licensees during the period, receivables recorded related to new licenses granted by the Company, and interest income recognized related to significant financing components. Deductions to accounts receivable during the periods presented primarily consisted of amounts collected from licensees and increases in the allowance for credit losses. Additions to contract assets during the periods presented consisted of development milestones deemed probable of achievement by licensees during the periods. Deductions to contract assets during the periods presented consisted of the achievement of such milestones and billing of the associated milestone payments by the Company.

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Current accounts receivable:
Billed to customers	$30,086	$376
Unbilled	99,708	37,772
Allowance for credit losses	(7,678)	—
Current accounts receivable, net	122,116	38,148
Non-current accounts receivable:
Unbilled	3,564	4,155
Allowance for credit losses	—	—
Non-current accounts receivable, net	3,564	4,155
Total accounts receivable, net	$125,680	$42,303

The following table presents the changes in the allowance for credit losses related to accounts receivable and contract assets for the nine months ended September 30, 2020 (in thousands):

	Accounts Receivable	Contract Assets
Balance at December 31, 2019	$—	$—
Provision for credit losses	7,678	—
Write-offs	—	—
Balance at September 30, 2020	$7,678	$—

The Company’s allowance for credit losses as of September 30, 2020 was related solely to accounts receivable from Abeona Therapeutics Inc. (Abeona). Please refer to the section below, Abeona Therapeutics Inc., for further information regarding amounts due from Abeona and the associated allowance for credit losses. The Company’s provision for credit losses for the three and nine months ended September 30, 2020 was $7.7 million and was related solely to changes in estimates regarding the allowance for credit losses associated with the accounts receivable from Abeona. No provision for credit losses was recorded for the three or nine months ended September 30, 2019.

As of September 30, 2020, the Company had recorded deferred revenue of $4.3 million which represents consideration received from licensees for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations consist of (i) options granted to licensees that provide material rights to the licensee to acquire additional licenses from the Company, which will be satisfied upon the exercise or expiration of the options and (ii) research and development services to be performed by the Company related to licensed products, which will be satisfied as the research and development services are performed.

Revenue recognized from performance obligations satisfied in previous periods was primarily attributable to royalty and sublicense revenues as well as changes in transaction prices of the Company’s license agreements during the periods. Changes in transaction prices were primarily attributable to development milestones achieved or deemed probable of achievement during the periods, which were previously not considered probable of achievement.

AveXis March 2014 License

In March 2014, the Company entered into an exclusive license agreement, as amended in January 2018 (the March 2014 License) with AveXis, Inc. (AveXis). Under the March 2014 License, the Company granted AveXis an exclusive, worldwide commercial license, with rights to sublicense, to the NAV Technology Platform, as well as other certain rights, for the treatment of spinal muscular atrophy (SMA) in humans by in vivo gene therapy. AveXis launched commercial sales of Zolgensma, a licensed product under the March 2014 License, in the second quarter of 2019, upon which the Company began recognizing royalty revenue on net sales of the licensed product.

Pursuant to the March 2014 License, AveXis was obligated to pay a sales-based milestone fee of $80.0 million to the Company upon the achievement of $1.0 billion in cumulative net sales of licensed products. AveXis achieved cumulative net sales of Zolgensma of $1.0 billion in third quarter of 2020, upon which the Company recognized revenue of $80.0 million related to the sales-based milestone fee. The $80.0 milestone fee was recorded as accounts receivable as of September 30, 2020, and the Company received payment of the $80.0 million milestone fee from AveXis in October 2020.

The Company recognized the following amounts under the March 2014 License with AveXis (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
License revenue	$—	$—	$3,500	$3,500
Royalties on net sales of Zolgensma	18,799	9,182	40,723	10,106
Achievement of sales-based milestone for Zolgensma	80,000	—	80,000	—
Total license and royalty revenue	$98,799	$9,182	$124,223	$13,606

Interest income from licensing	$6	$7	$20	$22

As of September 30, 2020, the Company had recorded total accounts receivable of $98.9 million from AveXis under the March 2014 License, of which $98.8 million were included in current assets and $0.1 million were included in non-current assets. As of December 31, 2019, the Company had recorded total accounts receivable of $11.0 million from AveXis under the March 2014 License, of which $10.8 million were included in current assets and $0.2 million were included in non-current assets.

Abeona Therapeutics Inc.

In November 2018, the Company entered into a license agreement with Abeona, as amended in November 2019 (the November 2018 License), for the development and commercialization of various diseases using the NAV Technology Platform. Pursuant to the November 2018 License, Abeona was required to pay a license fee of $8.0 million to the Company no later than April 1, 2020. Abeona failed to make this payment, and in April 2020, the Company delivered to Abeona a notice of its breach of the license agreement and written demand for payment. Upon expiration of the applicable cure period in May 2020, the license agreement was terminated. As a result of the termination, Abeona was required to pay a $20.0 million license fee to the Company within 15 days of the termination date, which otherwise would have been due to the Company in November 2020. As of October 30, 2020, the Company had not received any portion of the $28.0 million in license fees due from Abeona under the license agreement. Unpaid balances due under the November 2018 License accrue interest at 1.5% per month. During the three and nine months ended September 30, 2020, the Company recognized interest income from licensing of $1.3 million and $2.1 million, respectively, related to the unpaid license fees from Abeona under the November 2018 License. Total accounts receivable from Abeona recorded as of September 30, 2020 was $30.1 million, consisting of the unpaid license fees and associated accrued interest.

In May 2020, subsequent to the termination of the November 2018 License, Abeona filed a claim in arbitration alleging that the Company had breached certain responsibilities to communicate with Abeona regarding the Company’s prosecution of licensed patents under the November 2018 License. The Company disputes Abeona’s claim and has filed a counterclaim in arbitration demanding payment of the $28.0 million of unpaid fees from Abeona, plus accrued interest. Based on its evaluation of the merits of Abeona’s claims, the Company had not recorded any liabilities related these claims as of September 30, 2020, and the Company currently expects that its demand for payment in full will be upheld in arbitration. The Company intends to enforce the full collection of all amounts due from Abeona upon completion of arbitration, which is currently scheduled to occur in March 2021. However, the duration and outcome of arbitration and timing of payment from Abeona are unpredictable and uncertain at this time.

While the Company currently expects its demand for payment in full will be upheld in arbitration, the Company assessed the collectability of the $30.1 million due from Abeona as of September 30, 2020 as it relates to credit risk. In performing this assessment, the Company evaluated Abeona’s credit profile and financial condition, as well its expectations regarding Abeona’s future cash flows and ability to satisfy this obligation upon the completion of arbitration in 2021. Additionally, the Company considered Abeona’s continued failure to remit payment to the Company, as well as events which occurred during the three months ended September 30, 2020 impacting Abeona’s business and credit profile, specifically the departure of key members of Abeona’s management and board of directors and subsequent decline in market capitalization. As a result of this analysis, the Company recorded an allowance for credit losses of $7.7 million as of September 30, 2020 related to the accounts receivable due from Abeona. However, management intends to enforce the full collection of all amounts due from Abeona upon the completion of arbitration. In accordance with the Company’s interest accrual policy, the Company will cease the recognition of interest income accrued under the license agreement subsequent to the recognition of the allowance for credit losses unless and until such amounts are deemed to be collectable.

8. Stock-based Compensation

In January 2020, the Board of Directors authorized an additional 1,479,696 shares to be issued under the 2015 Equity Incentive Plan (the 2015 Plan). As of September 30, 2020, the total number of shares of common stock authorized for issuance under the 2015 Plan and the 2014 Stock Plan (the 2014 Plan) was 12,412,917, of which 2,321,306 remained available for future grants under the 2015 Plan.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$7,880	$6,965	$23,745	$19,261
Restricted stock units	—	69	—	206
Employee stock purchase plan	155	128	623	512
	$8,035	$7,162	$24,368	$19,979

As of September 30, 2020, the Company had $68.6 million of unrecognized stock-based compensation expense related to stock options and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.5 years.

The Company has recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$4,110	$3,657	$12,442	$9,530
General and administrative	3,925	3,505	11,926	10,449
	$8,035	$7,162	$24,368	$19,979

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2019	5,544	$28.79	7.5	$86,509
Granted	1,542	$38.25
Exercised	(356)	$11.92
Cancelled or forfeited	(321)	$45.11
Outstanding at September 30, 2020	6,409	$31.18	7.4	$37,396
Exercisable at September 30, 2020	3,581	$23.34	6.3	$36,885
Vested and expected to vest at September 30, 2020	6,409	$31.18	7.4	$37,396

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2020 was $24.08. During the nine months ended September 30, 2020, the total number of stock options exercised was 356,302, resulting in total proceeds of $4.2 million. The total intrinsic value of options exercised during the nine months ended September 30, 2020 was $9.4 million.

Employee Stock Purchase Plan

In January 2020, the Board of Directors authorized an additional 369,924 shares to be issued under the 2015 ESPP. As of September 30, 2020, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 623,924, of which 448,011 remained available for future issuance. During the nine months ended September 30, 2020, 55,499 shares of common stock were issued under the 2015 ESPP.

9. Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including three-year cumulative loss positions as of September 30, 2020 and December 31, 2019, the Company concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its net deferred tax assets as of September 30, 2020 and December 31, 2019.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was signed into law in March 2020. The CARES Act (i) lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the TCJA), (ii) allows corporate taxpayers to carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the TCJA, (iii) eliminates the 80% of taxable income limitations on NOL utilization imposed by the TCJA, allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020, and (iv) enacts various other changes to corporate taxation. Also included in the CARES Act was a change to the TCJA related to qualified improvement property, retroactively allowing for a 15-year recovery period and bonus depreciation. As a result of this change, the Company recorded current income tax benefit of $0.5 million during the nine months ended September 30, 2020 related to a reduction of state taxes associated with additional depreciation deductions allowed for the 2018 tax year. Overall, the enactment of the CARES Act, including the change for qualified improvement property, did not result in any material adjustments to the Company’s income tax provision for the three and nine months ended September 30, 2020, or to the Company’s net deferred tax assets as of September 30, 2020.

10. Related Party Transactions

FOXKISER LLP

Since 2016, the Company has been party to professional services agreements with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of a member of the Company’s Board of Directors, pursuant to which the Company pays a fixed monthly fee in consideration for certain strategic services provided by FOXKISER. Effective January 2019, the Company entered into a new professional services agreement with FOXKISER with similar terms and conditions as the previous agreements. The agreement was amended effective June 2019 to expand the scope of services provided and increase the monthly fee. Effective August 2020, the agreement was further amended to extend the term of the agreement by two years through December 2022. The agreement may be terminated by either party with six months’ advance written notice. Expenses incurred under the agreements with FOXKISER for the three and nine months ended September 30, 2020 were $1.2 million and $3.6 million, respectively. Expenses incurred under the agreements with FOXKISER for the three and nine months ended September 30, 2019 were $1.2 million and $2.9 million, respectively. Expenses incurred under the agreements with FOXKISER were recorded as research and development expenses in the consolidated statements of operations and comprehensive income (loss).

11. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic net income (loss) per share:
Net income (loss)	$8,791	$(34,584)	$(65,009)	$(68,269)
Shares used in computation:
Weighted-average common shares outstanding	37,342	36,813	37,234	36,618
Basic net income (loss) per share	$0.24	$(0.94)	$(1.75)	$(1.86)
Diluted net income (loss) per share:
Net income (loss)	$8,791	$(34,584)	$(65,009)	$(68,269)
Shares used in computation:
Weighted-average common shares outstanding	37,342	36,813	37,234	36,618
Stock options	1,529	—	—	—
Employee stock purchase plan	6	—	—	—
Weighted-average diluted common shares	38,877	36,813	37,234	36,618
Diluted net income (loss) per share	$0.23	$(0.94)	$(1.75)	$(1.86)

For periods in which the Company incurred net losses, common stock equivalents were excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were the same for such periods. The following potentially dilutive common stock equivalents outstanding at the end of the period were excluded from the computations of weighted-average diluted common shares for the periods indicated as their effects would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options issued and outstanding	4,072	5,530	6,409	5,530
Unvested restricted stock units outstanding	—	40	—	40
Employee stock purchase plan	—	16	21	16
	4,072	5,586	6,430	5,586

12. Supplemental Disclosures

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued sublicense fees and royalties	$19,285	$4,542
Accrued personnel costs	10,380	10,903
Accrued external research and development expenses	9,163	5,791
Accrued external general and administrative expenses	2,873	2,053
Accrued purchases of property and equipment	2,438	1,328
Other accrued expenses and current liabilities	217	229
	$44,356	$24,846

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

We have enrolled 42 patients in the Phase I/IIa clinical trial for the subretinal delivery of RGX-314 for the treatment of wet AMD and have reported data for all five dose level cohorts. We expect to initiate a pivotal program for the subretinal delivery of RGX-314 for the treatment of wet AMD in the first quarter of 2021.

We have begun dosing patients in a Phase II trial for the suprachoroidal delivery of RGX-314 using the SCS Microinjector for the treatment of wet AMD (AAVIATE). We expect to complete enrollment of the first cohort by the end of 2020, and report initial safety data in early 2021. Additionally, the Phase II trial of the suprachoroidal delivery of RGX-314 using the SCS Microinjector for the treatment of DR (ALTITUDE) is active and we expect to begin enrolling patients by the end of 2020. We expect to report interim data from this trial in 2021.

•

AAV-Mediated Antibody Expression for the Treatment of Hereditary Angioedema (HAE): We are developing a novel, one-time treatment utilizing a NAV Vector to deliver a gene encoding for a therapeutic antibody that targets and binds to plasma kallikrein, a key protein left unregulated in patients with HAE. HAE is a chronic and severe disease characterized by recurring severe swelling (angioedema), most commonly in the face, airway, intestines and limbs. We expect to provide a program update in 2021.

•

AAV-Mediated Antibody Expression for the Treatment of Neurodegenerative Diseases: We continue to collaborate with Neurimmune AG (Neurimmune) to jointly develop novel gene therapies using NAV Vectors to deliver human antibodies for chronic neurodegenerative diseases, with an initial focus on diseases associated with the accumulation and deposition of the microtubule-associated protein tau (tauopathies) and alpha-synuclein (alpha-synucleinopathies). We expect to provide a program update in 2021.

Gene therapy programs for the potential treatment of rare monogenic diseases

•

RGX-121: We are developing RGX-121 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type II (MPS II), a severe genetic lysosomal storage disease caused by deficiency of iduronate-2-sulfatase (IDS), an enzyme that is responsible for breakdown of cellular waste products.

On September 30, 2020, we announced the expansion of the RGX-121 program for MPS II. Eight patients have now been dosed across two dose cohorts in the ongoing Phase I/II trial of RGX-121 in severe MPS II patients under the age of 5 years old. The first two patients in the expanded Cohort 2 were dosed in October 2020 via intracisternal delivery of RGX-121 at a dose of 6.5x1010 genome copies per gram (GC/g) of brain mass. We anticipate further updates from this trial by the end of 2020.

In addition, we plan to begin a second Phase I/II multicenter, open-label trial of RGX-121 for the treatment of pediatric patients with severe MPS II over the age of 5 years old. Up to six patients may be enrolled, and RGX-121 will be administered at a dose level of 6.5x1010 GC/g of brain mass. We also announced a new prospective observational study designed to provide detailed characterization of neurocognitive development and key biomarkers in patients with severe MPS II.

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

•

RGX-181: We are developing RGX-181 for the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease, one of the most common forms of Batten disease, caused by mutations in the tripeptidyl peptidase 1 (TPP1) gene. We expect to submit an Investigational New Drug (IND) application for the intracisternal delivery of RGX-181 in the first quarter of 2021, and we plan to initiate enrollment in a Phase I/II trial in the first half of 2021.

•

RGX-381: RGX-381 is a new program targeting the ocular manifestations of CLN2 disease in patients and is designed to use the AAV9 vector to deliver the TPP1 gene directly to the retina. We believe that one-time administration of RGX-381 could provide a durable source of TPP1 activity in the retina, thereby potentially preventing visual decline. There is currently no available treatment for ocular manifestations of CLN2 disease. We expect to submit an IND application for a Phase I/II study of RGX-381 in patients with CLN2 disease by the end of 2020 and initiate enrollment in the first half of 2021.

•	Gene Therapy Research Program for the Treatment of Neuromuscular Disorders: We expect to announce plans for the clinical development of a potential treatment for a neuromuscular disorder in 2021.

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

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of September 30, 2020, our NAV Technology Platform was being applied in one commercially approved product (Zolgensma®), and many partnered product candidates are in development, several of which are in active clinical development. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform, and creating potential additional revenue.

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

The COVID-19 pandemic could require us to delay or prevent us from proceeding with our clinical trials and other business initiatives, such as preclinical development and manufacturing operations. For example, the ongoing construction of our future corporate, manufacturing and research headquarters in Rockville, Maryland is expected to be delayed from our original estimates due to various government orders and restrictions relating to the COVID-19 pandemic. In addition, if the business and operations of our licensees are adversely affected by the COVID-19 pandemic, our revenues could in turn be adversely affected. We are proactively taking measures to mitigate or reduce any adverse impact of the COVID-19 pandemic on the progress of our clinical trials and other business initiatives.

Our results of operations for the three and nine months ended September 30, 2020 were not significantly impacted by the COVID-19 pandemic. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition in the future is unknown at this time and will depend on future developments that are highly unpredictable. Please refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q for further discussion of the risks we face as a result of the COVID-19 pandemic.

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

Royalty revenue to date consists of royalties on net sales of Zolgensma, which is marketed by AveXis, Inc. (AveXis), a wholly owned subsidiary of Novartis AG (Novartis), for the treatment of spinal muscular atrophy (SMA). Zolgensma is a licensed product under our March 2014 license agreement with AveXis for the development and commercialization of treatments for SMA.

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

We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	a Phase I/IIa clinical trial and a planned pivotal program to evaluate the safety and efficacy of the subretinal delivery of RGX-314 for the treatment of wet AMD;
•	Phase II clinical trials to evaluate the safety and efficacy of the suprachoroidal delivery of RGX-314 using the SCS Microinjector for the treatment of wet AMD (AAVIATE) and DR (ALTITUDE);
•	a Phase I/II clinical trial to evaluate the safety and efficacy of RGX-121 for the treatment of MPS II;
•	a Phase I/II clinical trial to evaluate the safety and efficacy of RGX-111 for the treatment of MPS I;
•	preclinical research and development and a planned Phase I/II clinical trial for RGX-181 for the treatment of CLN2 disease;
•	preclinical research and development and a planned Phase I/II clinical trial for RGX-381 for the treatment of ocular manifestations of CLN2 disease;
•	preclinical research and development for potential product candidates to treat HAE;
•	preclinical research and development for potential product candidates to treat neurodegenerative diseases, including tauopathies and alpha-synucleinopathies, under our collaboration with Neurimmune;
•	preclinical research and development for potential product candidates to treat neuromuscular disorders;
•

completion of a long-term follow-up study for patients dosed in the Phase I/II clinical trial for RGX-501 for the treatment of homozygous familial hypercholesterolemia (HoFH) as we evaluate strategic alternatives to support the continued advancement of this program;

•	preclinical research and development for potential product candidates addressing other diseases across a range of therapeutics areas;
•	continued investment in advanced manufacturing analytics and process development activities; and
•	continued acquisition and manufacture of clinical trial materials in support of our anticipated clinical trials.

The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Direct Expenses
RGX-314	$6,472	$9,170	$16,189	$15,156
RGX-121	2,897	775	7,577	2,848
RGX-111	683	645	1,584	2,253
RGX-181	369	1,448	1,527	6,751
RGX-381	1,398	—	2,431	—
RGX-501	339	1,325	2,704	3,390
Other product candidates	4,237	—	9,204	—
Total direct expenses	16,395	13,363	41,216	30,398
Unallocated Expenses
Platform and new technologies	8,731	5,631	20,910	14,486
Personnel-related	15,731	13,345	47,752	36,159
Facilities and depreciation expense	2,829	2,422	8,151	6,918
Other unallocated	282	931	1,085	2,417
Total unallocated expenses	27,573	22,329	77,898	59,980
Total research and development	$43,968	$35,692	$119,114	$90,378

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

We have discontinued internal clinical development of RGX-501 for the treatment of HoFH and plan to evaluate strategic alternatives to support the continued advancement of this program. Planned future research and development costs related to RGX-501 primarily relate to the completion of a long-term follow-up study for patients dosed to date.

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

Investment Income (Loss)

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)
Revenues
License and royalty revenue	$98,912	$14,700	$84,212	$133,122	$23,465	$109,657
Total revenues	98,912	14,700	84,212	133,122	23,465	109,657
Operating Expenses
Cost of revenues	17,364	2,494	14,870	25,457	4,450	21,007
Research and development	43,968	35,692	8,276	119,114	90,378	28,736
General and administrative	15,859	12,402	3,457	46,246	37,365	8,881
Provision for credit losses and other	7,770	8	7,762	7,887	(54)	7,941
Total operating expenses	84,961	50,596	34,365	198,704	132,139	66,565
Income (loss) from operations	13,951	(35,896)	49,847	(65,582)	(108,674)	43,092
Other Income (Loss)
Interest income from licensing	1,444	716	728	4,141	2,091	2,050
Investment income (loss)	(6,607)	431	(7,038)	(4,071)	37,950	(42,021)
Total other income (loss)	(5,163)	1,147	(6,310)	70	40,041	(39,971)
Income (loss) before income taxes	8,788	(34,749)	43,537	(65,512)	(68,633)	3,121
Income Tax Benefit	3	165	(162)	503	364	139
Net income (loss)	$8,791	$(34,584)	$43,375	$(65,009)	$(68,269)	$3,260

Comparison of the Three Months Ended September 30, 2020 and 2019

License and Royalty Revenue. License and royalty revenue increased by $84.2 million, from $14.7 million for the three months ended September 30, 2019 to $98.9 million for the three months ended September 30, 2020. The increase was primarily attributable to the following:

•

an increase of $9.6 million in Zolgensma royalty revenue, from $9.2 million for the third quarter of 2019 to $18.8 million for the third quarter of 2020, as sales of Zolgensma for the third quarter of 2020 increased by 82% as compared to the third quarter of 2019; and

•

an $80.0 million milestone fee recognized as revenue during the three months ended September 30, 2020 as a result of the achievement of $1.0 billion in cumulative net sales of Zolgensma in the third quarter of 2020. Upon the achievement of this milestone, there are no further development or sales-based milestones remaining under the March 2014 license agreement with AveXis.

The increase in license and royalty revenue for the three months ended September 30, 2020 was partially offset by non-recurring revenue recognized during the three months ended September 30, 2019 resulting from new licenses we granted to licensees during the period.

Research and Development Expense. Research and development expenses increased by $8.3 million, from $35.7 million for the three months ended September 30, 2019 to $44.0 million for the three months ended September 30, 2020. The increase was primarily attributable to the following:

•	an increase of $3.8 million for external costs associated with preclinical studies and other early-stage research and development;
•	an increase of $2.3 million for personnel-related costs as a result of increased headcount of research and development personnel, including a $0.5 million increase in stock-based compensation expense;
•	an increase of $1.7 million for external costs associated with clinical trial and regulatory activities; and
•	an increase of $0.9 million for external costs associated with manufacturing-related services to support the ongoing development of our product candidates and process development activities.

General and Administrative Expense. General and administrative expenses increased by $3.5 million, from $12.4 million for the three months ended September 30, 2019 to $15.9 million for the three months ended September 30, 2020. The increase was primarily attributable to the following:

•	an increase of $3.0 million for professional services, primarily related to commercial consulting and legal services; and
•

an increase of $0.5 million for personnel-related costs as a result of increased headcount of general and administrative personnel, including a $0.4 million increase in stock-based compensation expense.

Provision for Credit Losses and Other. Provision for credit losses and other increased by $7.8 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase was primarily attributable to a provision for credit losses of $7.7 million recognized during the three months ended September 30, 2020 related to our accounts receivable from Abeona Therapeutics Inc. (Abeona). As of September 30, 2020, we had recorded total accounts receivable from Abeona of $30.1 million and a related allowance for credit losses of $7.7 million. For further information regarding the provision for credit losses recognized during the three months ended September 30, 2020, refer to Note 7, “License and Royalty Revenue—Abeona Therapeutics Inc.” to the accompanying unaudited consolidated financial statements.

Investment Income (Loss). Investment loss was $6.6 million for the three months ended September 30, 2020 as compared to investment income of $0.4 million for the three months ended September 30, 2019, a change of $7.0 million. The change was primarily attributable to an increase in net realized and unrealized losses of $5.3 million related to our marketable equity securities of Prevail Therapeutics Inc. (Prevail), as well as a decrease of $1.8 million in investment income on marketable debt securities. As of September 30, 2020, our marketable equity securities of Prevail had a fair value of $11.5 million, and significant fluctuations in the fair value of the securities may continue to occur from period to period.

Comparison of the Nine Months Ended September 30, 2020 and 2019

License and Royalty Revenue. License and royalty revenue increased by $109.7 million, from $23.5 million for the nine months ended September 30, 2019 to $133.1 million for the nine months ended September 30, 2020. The increase was primarily attributable to the following:

•

an increase of $30.6 million in Zolgensma royalty revenue, from $10.1 million for the nine months ended September 30, 2019 to $40.7 million for the nine months ended September 30, 2020, as commercial sales of Zolgensma did not commence until the second quarter of 2019; and

•

an $80.0 million milestone fee recognized as revenue during the nine months ended September 30, 2020 as a result of the achievement of $1.0 billion in cumulative net sales of Zolgensma in the third quarter of 2020. Upon the achievement of this milestone, there are no further development or sales-based milestones remaining under the March 2014 license agreement with AveXis.

Research and Development Expense. Research and development expenses increased by $28.7 million, from $90.4 million for the nine months ended September 30, 2019 to $119.1 million for the nine months ended September 30, 2020. The increase was primarily attributable to the following:

•

an increase of $11.5 million for personnel-related costs as a result of increased headcount of research and development personnel, including a $2.9 million increase in stock-based compensation expense;

•	an increase of $5.4 million for external costs associated with clinical trial and regulatory activities;
•	an increase of $5.3 million for external costs associated with preclinical studies and other early-stage research and development;
•	an increase of $4.5 million for external costs associated with manufacturing-related services to support the ongoing development of our product candidates and process development activities; and
•

an increase of $3.4 million for laboratory costs and facilities used by research and development personnel, including a $0.7 million increase in depreciation expense allocated to research and development functions.

General and Administrative Expense. General and administrative expenses increased by $8.9 million, from $37.4 million for the nine months ended September 30, 2019 to $46.2 million for the nine months ended September 30, 2020. The increase was primarily attributable to the following:

•	an increase of $5.9 million for professional services, primarily related to commercial consulting and legal services; and
•

an increase of $2.5 million for personnel-related costs as a result of increased headcount of general and administrative personnel, including a $1.5 million increase in stock-based compensation expense.

Provision for Credit Losses and Other. Provision for credit losses and other increased by $7.9 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase was primarily attributable to a provision for credit losses of $7.7 million recognized during the nine months ended September 30, 2020 related to our accounts receivable from Abeona. As of September 30, 2020, we had recorded total accounts receivable from Abeona of $30.1 million and a related allowance for credit losses of $7.7 million. For further information regarding the provision for credit losses recognized during the nine months ended September 30, 2020, refer to Note 7, “License and Royalty Revenue—Abeona Therapeutics Inc.” to the accompanying unaudited consolidated financial statements.

Investment Income (Loss). Investment loss was $4.1 million for the nine months ended September 30, 2020 as compared to investment income of $38.0 million for the nine months ended September 30, 2019, a change of $42.0 million. The change was primarily attributable to an unrealized gain of $29.4 million recognized during the nine months ended September 30, 2019 related to our marketable equity securities of Prevail, as well as net realized and unrealized losses of $8.3 million recognized during the nine months ended September 30, 2020 related to these securities. We acquired the securities as consideration for a commercial license to the NAV Technology Platform granted to Prevail in August 2017. Prevail completed its initial public offering (IPO) in June 2019. Prior to Prevail’s IPO, the securities were accounted for as non-marketable equity securities without a readily determinable fair value and had a carrying value of $0.4 million. Upon Prevail’s IPO in June 2019, the securities were reclassified to marketable securities and are measured at fair value. As of September 30, 2020, our marketable equity securities of Prevail had a fair value of $11.5 million, and significant fluctuations in the fair value of the securities may continue to occur from period to period. The change in investment income (loss) also includes a decrease of $4.4 million in investment income on marketable debt securities.

Liquidity and Capital Resources

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $289.8 million, which were primarily derived from the sale of our common stock as well as revenues generated from the licensing of our NAV Technology Platform. We expect that our cash, cash equivalents and marketable securities as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan.

AveXis achieved cumulative net sales of Zolgensma of $1.0 billion in the third quarter of 2020, which triggered the payment of an $80.0 million milestone fee in accordance with our license agreement. We recorded the $80.0 million milestone fee as accounts receivable as of September 30, 2020, and received the payment in full from AveXis in October 2020. Upon the payment of this milestone fee, there are no further development or sales-based milestone payments remaining under the March 2014 license agreement with AveXis.

We intend to devote the majority of our current capital to clinical development, seeking regulatory approval of our product candidates and capital expenditures to build out additional office, laboratory and manufacturing capacity, including the buildout of our future corporate, manufacturing and research headquarters at 9804 Medical Center Drive in Rockville, Maryland. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the total amount of operating expenditures and capital outlays necessary to complete the development of our product candidates. Additionally, our estimates are based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Furthermore, given the continuing uncertainty and volatile market and economic conditions caused by the COVID-19 pandemic, as well as potential for further effects due to a resurgence in COVID-19 infections, we will continue to monitor the nature and extent of the impact of the COVID-19 pandemic on our liquidity and capital resources.

Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(93,529)	$(82,199)
Net cash provided by investing activities	111,189	79,405
Net cash provided by financing activities	6,046	6,827
Net increase in cash and cash equivalents and restricted cash	$23,706	$4,033

Cash Flows from Operating Activities

Our net cash used in operating activities for the nine months ended September 30, 2020 increased by $11.3 million from the nine months ended September 30, 2019. The increase was primarily attributable to an increase in operating expenses of $66.6 million during the nine months ended September 30, 2020, offset primarily by an increase in Zolgensma royalty payments received during this period. The increase in operating expenses during the period was primarily attributable to increased employee headcount and external research and development expenses as we continue the development and advancement of our lead product candidates and other research programs.

For the nine months ended September 30, 2020, our net cash used in operating activities of $93.5 million consisted of a net loss of $65.0 million and changes in working capital of $73.9 million, offset by $45.4 million in adjustments for non-cash items. The changes in working capital include an increase in accounts receivable of $89.4 million which was largely driven by an increase in unbilled receivables for Zolgensma royalties and an $80.0 million sales-based milestone fee earned during the third quarter which was recorded in accounts receivable at the end of the period. Other changes in working capital were incurred in the normal course of business, primarily as a result of the timing of invoices from and payments to suppliers, prepayments to suppliers, and accrued liabilities for unbilled goods and services from suppliers and personnel-related costs. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $24.4 million, depreciation and amortization expense of $6.3 million, an unrealized loss on our marketable equity securities of Prevail, net of realized gains, of $8.3 million, and a provision for credit losses on accounts receivable of $7.7 million.

For the nine months ended September 30, 2019, our net cash used in operating activities of $82.2 million consisted of a net loss of $68.3 million, $7.1 million in adjustments for non-cash items and changes in working capital of $6.9 million. Adjustments for non-cash items primarily consisted of an unrealized gain on our marketable equity securities of Prevail of $29.4 million, imputed interest earned from our license agreements of $2.1 million and net accretion of discounts on marketable debt securities of $1.1 million, and were partially offset by stock-based compensation expenses of $20.0 million and depreciation and amortization expense of $5.2 million. The changes in working capital include an increase in accounts receivable of $10.7 million which was largely driven by an increase in unbilled receivables for Zolgensma royalties. Other changes in working capital were incurred in the normal course of business, primarily as a result of the timing of invoices from and payments to suppliers, prepayments to suppliers, and accrued liabilities for unbilled goods and services from suppliers and personnel-related costs.

Cash Flows from Investing Activities

For the nine months ended September 30, 2020, net cash provided by investing activities consisted of $204.5 million in sales and maturities of marketable securities, offset by $79.4 million to purchase marketable securities and $14.0 million to purchase property and equipment. We expect capital expenditures to increase for the remainder of 2020 and in 2021 as a result of the buildout of our future corporate, manufacturing and research headquarters at 9804 Medical Center Drive in Rockville, Maryland. Total remaining capital expenditures related to the build out of the facility at 9804 Medical Center Drive, net of amounts to be reimbursed by the landlord under our tenant improvement allowance, are expected to be in the upper double-digit millions (USD) and are expected to be incurred through 2022. However, the actual amount and timing of these capital expenditures are uncertain and may differ materially from our current estimates.

For the nine months ended September 30, 2019, net cash provided by investing activities consisted of $218.0 million in sales and maturities of marketable securities, offset by $127.9 million to purchase marketable securities and $10.7 million to purchase property and equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities consisted of $6.0 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

For the nine months ended September 30, 2019, net cash provided by financing activities consisted of $6.8 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $242.8 million as of September 30, 2020. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect our capital expenditures will increase significantly in the future for costs associated with building out additional office, laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts, including the build out of our facility at 9804 Medical Center Drive as discussed above. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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

Contractual Obligations, Commitments and Contingencies

There have been no material changes to our contractual obligations, commitments and contingencies as of September 30, 2020 from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our exposure to market risk during the nine months ended September 30, 2020.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Pursuant to the terms of the License Agreement dated November 4, 2018 between the Company and Abeona Therapeutics Inc. (Abeona), as amended on November 4, 2019 (the License Agreement), Abeona was required to make a payment of $8.0 million to us no later than April 1, 2020. Abeona failed to make this payment and we therefore delivered to Abeona a written demand for payment and breach notice in April 2020. Upon expiration of the applicable cure period under the License Agreement, which occurred on May 2, 2020, the License Agreement was terminated. Upon termination, all rights and licenses granted to Abeona under the License Agreement terminated and an additional $20.0 million fee that would have otherwise been due to us in November 2020 became payable within 15 days of the termination date. We have not yet received payment for any portion of the fees due from Abeona.

In May 2020, Abeona filed a claim in arbitration alleging that we breached certain responsibilities to communicate with Abeona regarding our prosecution of licensed patents under the License Agreement. We dispute Abeona’s claim and have filed a counterclaim in arbitration for the $28.0 million total unpaid fees, plus interest, which accrues at a rate of 1.5% per month under the License Agreement. We have not recorded any liabilities related to this matter, as we believe our risk of loss is remote. Additionally, we intend to enforce the collection of all amounts owed from Abeona and, based on our evaluation of the merits of the claims, we currently expect our demand for payment in full to be upheld in arbitration. However, we have evaluated Abeona’s credit profile and financial condition and have recorded an allowance for credit losses related to the accounts receivable due from Abeona. We may ultimately receive less than the full amount we believe we are owed, and the duration of the arbitration and the timing of payment from Abeona, if any, are unpredictable. Any such adverse result or delay in payment may have a material adverse effect on our business, financial condition, results of operations or cash flows.

For more information, refer to Note 7, “License and Royalty Revenue—Abeona Therapeutics Inc.” to the accompanying unaudited consolidated financial statements.

Item 1A. Risk Factors.

Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes from the risk factors previously disclosed in such filing, except as follows:

Risks Related to our NAV Technology Platform and the Development of Our Product Candidates

Our business, operations and preclinical and clinical development timelines and plans could be adversely affected by the effects of the COVID-19 pandemic, including possible resurgences or multiple waves of infections, and other public health crises.

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

In response to the COVID-19 pandemic, federal, state, local and foreign governments have put in place quarantines, executive orders, shelter-in-place orders, guidelines and other similar orders and restrictions intended to control the spread of the disease. Such orders and restrictions have resulted in business closures, work stoppages, delays, work-from-home policies, travel restrictions and cancellations of events, among other effects that could negatively impact productivity and disrupt our business and operations. Our offices, laboratories, clinical trial sites, prospective clinical trial sites, CROs, CMOs and other collaborators and partners are located in jurisdictions where such orders and restrictions have been enforced, and further resurgences or waves of infections may lead to similar orders and restrictions in the future. We have implemented a work-from-home policy for all employees who are not essential to be onsite, and we may take further actions that alter our operations, as may be required by federal, state or local authorities or which we determine are in the best interests of our employees.

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

The ongoing construction of our new headquarters, including our current good manufacturing practice (cGMP) production facility, is expected to be delayed from our original estimates due to various government orders and restrictions relating to the COVID-19 pandemic. The potential impact of any such delay is unpredictable but may include significant additional costs and disruptions to our operations.

The spread of COVID-19 has caused a broad impact globally and may materially affect our business, financial condition and results of operations, as well as continue to increase the volatility and adversely affect the value of our common stock. While the full extent of the economic impact and duration of the COVID-19 pandemic may be difficult to assess or predict, the continuation of prolonged adverse economic conditions (including due to further resurgences or waves of COVID-19 infections) may reduce our ability to access capital and adversely affect our liquidity. In addition, if the business and operations of our licensees are adversely affected by the COVID-19 pandemic, our revenues could in turn be adversely affected.

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

For example, we are currently in arbitration with Abeona Therapeutics Inc. (Abeona) regarding a dispute under the License Agreement dated November 4, 2018 between the Company and Abeona, as amended on November 4, 2019 (the License Agreement), pursuant to which Abeona was required to make a payment of $8.0 million to us no later than April 1, 2020. Abeona failed to make this payment and we therefore delivered to Abeona a written demand for payment and breach notice in April 2020. Upon expiration of the applicable cure period under the License Agreement, which occurred on May 2, 2020, the License Agreement was terminated. Upon termination, all rights and licenses granted to Abeona under the License Agreement terminated and an additional $20.0 million fee that would have otherwise been due to us in November 2020 became payable within 15 days of the termination date. We have not yet received payment for any portion of the fees due from Abeona.

In May 2020, Abeona filed a claim in arbitration alleging that we breached certain responsibilities to communicate with Abeona regarding our prosecution of licensed patents under the License Agreement. We dispute Abeona’s claim and have filed a counterclaim in arbitration for the $28.0 million total unpaid fees, plus interest, which accrues at a rate of 1.5% per month under the License Agreement. We have not recorded any liabilities related to this matter, as we believe our risk of loss is remote. Additionally, we intend to enforce the collection of all amounts owed from Abeona and, based on our evaluation of the merits of the claims, we currently expect our demand for payment in full to be upheld in arbitration. However, we have evaluated Abeona’s credit profile and financial condition and have recorded an allowance for credit losses related to the accounts receivable due from Abeona. We may ultimately receive less than the full amount we believe we are owed, and the duration of the arbitration and the timing of payment from Abeona, if any, are unpredictable. Any such adverse result or delay in payment may have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Amendment to 9712 Medical Center Drive Lease

On October 30, 2020, the Company and ARE-Maryland No. 45, LLC (the Medical Center Drive Landlord) entered into a Fifth Amendment (the Fifth Amendment) to the Lease dated as of March 6, 2015, by and between BMR-Medical Center Drive LLC, as the original landlord, and the Company, as the tenant (as previously amended by the First Amendment dated as of September 30, 2015, the Second Amendment dated as of November 23, 2015, the Third Amendment dated as of July 21, 2017 and the Fourth Amendment dated as of April 20, 2018, the Original Medical Center Drive Lease and, as amended by the Fifth Amendment, the Amended Medical Center Drive Lease).

The term of the Original Medical Center Drive Lease had been set to expire on September 30, 2021. Pursuant to the Amended Medical Center Drive Lease, the term has been extended for an additional period to commence on October 1, 2021 and expire on February 28, 2027 (the Extension Term). The Company has an option to further extend the Amended Medical Center Drive Lease until February 28, 2030 and an additional option to further extend the Amended Medical Center Drive Lease to be coterminous with the Lease dated as of November 1, 2018 between the Medical Center Drive Landlord’s affiliate, ARE-Maryland No. 24, LLC, as the landlord, and the Company, as the tenant, for premises at 9804 Medical Center Drive, Rockville, Maryland.

Pursuant to the Amended Medical Center Drive Lease, the Company will lease approximately 10,833 square feet of office space at 9712 Medical Center Drive, Rockville, Maryland (the 9712 Medical Center Drive Premises) and approximately 39,421 square feet of office and laboratory space at 9714 Medical Center Drive, Rockville, Maryland (the 9714 Medical Center Drive Premises) from the Medical Center Drive Landlord.

Subject to the abatement described below, for the first year of the Extension Term, the base rent for the 9712 Medical Center Drive Premises will be $27,732.48 per month ($2.56 per square foot) and the base rent for the 9714 Medical Center Drive Premises will be $104,301.40 per month ($2.65 per square foot), and each will escalate thereafter as described in the Fifth Amendment. The Medical Center Drive Landlord has granted an abatement of all base rent payable under the Amended Medical Center Drive Lease for the first five months of the Extension Term.

The foregoing descriptions of certain terms of the Fifth Amendment and the Amended Medical Center Drive Lease do not purport to be complete and are qualified in their entirety by reference to the full text of the Fifth Amendment and the Amended Medical Center Drive Lease. The Fifth Amendment is included as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Termination of Blackwell Road Lease

On November 2, 2020, pursuant to the Lease dated as of January 28, 2016 between 9600 Blackwell II LLC (the Blackwell Landlord), as successor-in-interest to TNREF III 9600 Blackwell, LLC, and the Company (as amended by the First Amendment dated as of November 3, 2017, the Blackwell Lease), the Company provided notice to the Blackwell Landlord of the exercise of the Company’s right to terminate the Blackwell Lease effective September 30, 2021. In accordance with the terms of the Blackwell Lease, the Company expects to pay an early termination fee of approximately $430,000 to the Blackwell Landlord.

The foregoing descriptions of certain terms of the Blackwell Lease do not purport to be complete and are qualified in their entirety by reference to the full text of the Blackwell Lease.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	3.1	9/22/15

3.2	Amended and Restated Bylaws	8-K	3.2	9/22/15

10.1*	Compensation Program for Non-Employee Directors				X

10.2†	Fifth Amendment to License Agreement effective September 11, 2020 between the Company and The Trustees of the University of Pennsylvania				X

10.3	Fifth Amendment to Lease dated October 30, 2020 between the Company and ARE-Maryland No. 45, LLC				X

10.4	Third Amendment to Lease dated October 30, 2020 between the Company and ARE-Maryland No. 24, LLC				X

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets

(ii) Consolidated Statements of Operations and Comprehensive Income (Loss)

(iii) Consolidated Statements of Stockholders’ Equity

(iv) Consolidated Statements of Cash Flows

(v) Notes to Consolidated Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 formatted in Inline XBRL (included in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted.

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

REGENXBIO Inc.

Dated: November 4, 2020	/s/ Kenneth T. Mills
Kenneth T. Mills
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2020	/s/ Vittal Vasista
Vittal Vasista
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)