Form 10-K
period 2020-12-31
REGENXBIO Inc.
filed 2021-03-01
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-37553

REGENXBIO Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1851754

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9600 Blackwell Road, Suite 210 Rockville, MD 20850 (240) 552-8181

(Address of principal executive offices and Zip Code, and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RGNX	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was $977,613,237.

As of February 25, 2021, there were 42,498,483 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement with respect to the registrant’s 2021 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

REGENXBIO INC.

Form 10-K

PART I

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements express a belief, expectation or intention and are generally accompanied by words that convey projected future events or outcomes such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “assume,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or by variations of such words or by similar expressions. We have based these forward-looking statements on our current expectations and assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks, uncertainties, assumptions and other important factors, including, but not limited to:

•	the impact of the COVID-19 pandemic on our business, operations and preclinical and clinical development timelines and plans;
•	the ability to obtain and maintain regulatory approval of our product candidates and the labeling for any approved products;
•	the timing of enrollment, commencement and completion and the success of our clinical trials;
•	the timing of commencement and completion and the success of preclinical studies conducted by us and our development partners;
•	the timely development and launch of new products;
•	the scope, progress, expansion and costs of developing and commercializing our product candidates;
•	our ability to obtain, maintain and enforce intellectual property protection for our product candidates and technology, and defend against third-party intellectual property-related claims;
•	our expectations regarding the development and commercialization of product candidates currently being developed by third parties that utilize our technology;
•	our anticipated growth strategies;
•	our expectations regarding competition;
•	the anticipated trends and challenges in our business and the market in which we operate;
•	our ability to attract or retain key personnel;
•	the size and growth of the potential markets for our product candidates and the ability to serve those markets;
•	the rate and degree of market acceptance of any of our products that are approved;
•	our ability to establish and maintain development partnerships;
•	our expectations regarding our expenses and revenue;
•

our expectations regarding the outcome of legal proceedings, including our arbitration with Abeona Therapeutics Inc. regarding license fees that have not been paid to us and our ability to recover such unpaid fees;

•	our expectations regarding regulatory developments in the United States and foreign countries; and
•	our ability to accurately predict how long our existing cash resources will be sufficient to fund our anticipated operating expenses.

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

Gene Therapy Using NAV Vectors for AAV-Mediated Antibody Delivery

Our product candidate RGX‑314 consists of the NAV AAV8 vector designed to deliver a gene encoding a therapeutic antibody fragment which inhibits vascular endothelial growth factor (VEGF). RGX-314 is being developed as a novel, single-administration gene therapy for the treatment of wet age-related macular degeneration (wet AMD), diabetic retinopathy (DR), and other additional chronic retinal conditions which cause total or partial vision loss for millions of patients in the United States, Europe and Japan. We are advancing two separate routes of administration of RGX-314 to the eye, through a standardized subretinal delivery procedure as well as by delivery to the suprachoroidal space using the SCS Microinjector™ licensed from Clearside Biomedical, Inc.

In January 2021, we announced that the pivotal program for RGX-314 using the subretinal delivery approach is active. The pivotal program is expected to support a Biologics Licensing Application (BLA) filing in 2024. We plan to conduct two randomized, well-controlled clinical trials to evaluate the efficacy and safety of RGX-314 in patients with wet AMD, enrolling approximately 700 patients total. In September 2020, we announced that the first patient had been dosed in the Phase II trial of the suprachoroidal delivery of RGX-314 using the SCS Microinjector for the treatment of wet AMD. In addition, we announced in December 2020 that the first patient had been dosed in the Phase II trial of the suprachoroidal delivery of RGX-314 for the treatment of DR.

We are developing a gene therapy candidate for the treatment of Hereditary Angioedema (HAE), which consists of the NAV AAV8 vector designed to deliver a gene encoding a therapeutic antibody against plasma kallikrein. Plasma kallikrein is a key protein of the plasma contact pathway which is left unregulated in patients with HAE. We expect to provide a program update in 2021.

We have also established a research program in partnership with Neurimmune AG, a leading clinical-stage Swiss biotechnology company, to discover and develop novel gene therapies using NAV Vectors to deliver antibodies against targets implicated in chronic neurodegenerative diseases, including tauopathies and alpha-synucleinopathies. We expect to provide a program update in 2021.

Gene therapy using NAV Vectors for Monogenic Gene Replacement

We are developing gene therapy product candidates using a monogenic gene replacement approach, in which we use a NAV Vector designed to deliver a functional copy of a gene in order to enable sustained production of necessary proteins.

In January 2021, we announced the development of RGX-202, a potential one-time gene therapy for the treatment of Duchenne Muscular Dystrophy (DMD), which is designed to use the NAV AAV8 vector to deliver a novel microdystrophin transgene which includes an extended coding region of the C-Terminal (CT) domain found in naturally occurring dystrophin, as well as other fundamental improvements. We expect to submit an investigational new drug application (IND) to the U.S. Food and Drug Administration (FDA) in mid-2021.

We have several NAV AAV9-based gene therapy programs that are designed to address the unmet neurological symptoms of severe genetic lysosomal storage diseases. These rare diseases include Mucopolysaccharidosis Type II (MPS II), Mucopolysaccharidosis Type I (MPS I) and late infantile neuronal ceroid lipofuscinosis type II (CLN2 disease). MPS II is caused by deficiency of the IDS gene, which encodes the iduronate‑2‑sulfatase (I2S) enzyme; MPS I is caused by deficiency of the IDUA gene, which encodes the α-l-iduronidase (IDUA) enzyme; and CLN2 disease is caused by deficiency of the TPP1 gene, which encodes the tripeptidyl peptidase 1 (TPP1) enzyme. Each of these enzymes are responsible for breakdown of cellular waste products; accumulation of waste products can ultimately result in cell, tissue, and organ dysfunction, and patients with severe forms of these diseases exhibit significant cognitive decline. Our product candidates for these diseases are:

•

RGX-121 for the treatment of MPS II. A Phase I/II trial of RGX-121 in patients under the age of 5 years old is ongoing. In September 2020, we announced the expansion of the RGX-121 program into a second Phase I/II trial of RGX-121 in pediatric patients over the age of 5 years old.

•	RGX-111 for the treatment of MPS I. We have initiated a Phase I/II clinical trial of RGX‑111, and in December 2020, announced that the first patient had been dosed in the trial.
•

RGX-181 for the treatment of CLN2 disease. We plan to submit an IND for the central nervous system (CNS) delivery of RGX-181 in the first quarter of 2021, and initiate enrollment in a Phase I/II trial in the first half of 2021.

•	RGX-381 for the ocular manifestations of CLN2 disease. We expect to submit an IND, or foreign equivalent, for the subretinal delivery of RGX-381 in the first half of 2021.

In addition to the lead product candidates described above, we have also funded, and plan to continue to fund, preclinical research on potential product candidates that may become part of our internal product development pipeline. We will continue to seek partnerships with innovative academic institutions and biotechnology companies to develop novel NAV gene therapy product candidates.

Our internal pipeline is shown below.

Indication
Development Stage
Commercial Rights
Research
Preclinical
Phase I / II
Pivotal
Retinal Disease
wet AMD
RGX-314 Subretinal
wet AMD
RGX-314 Suprachoroidal
Worldwide
Diabetic retinopathy
RGX-314 Suprachoroidal
Add'l anti-VEGF treated conditions
CLN2 disease ▲★
RGX-381
Worldwide
Neurodegenerative Disease
MPS II ▲★■
RGX-121
Worldwide
MPS I ▲★■
RGX-111
Worldwide
CLN2 disease ▲★
RGX-181
Worldwide
Tauopathies and α-synucleinopathies
neurimmune
Co-Commercialization
Neuromuscular Disease
DMD
RGX-202
Worldwide
Liver-directed
Hereditary angioedema
Worldwide
AAV-mediated antibody delivery for chronic diseases
Monogenic gene replacement
▲ Orphan Drug Designation
★ Rare Pediatric Disease Designation
■ Fast Track Designation

We are an industry leader in AAV production and manufacturing, with deep in-house knowledge of vector characterization and strength in technical operations. We have robust suspension cell culture-based production capabilities, with well-integrated process optimization to enable scale and quality of product alongside our network of leading contract manufacturing organizations (CMOs). We are constructing a new current Good Manufacturing Practice (cGMP) production facility, to be located in our new corporate headquarters in Rockville, Maryland. This facility is expected to support future clinical and commercial production of gene therapies, allowing for production of NAV Technology-based vectors at scales up to 2,000 liters and is designed to meet regulatory requirements for clinical and commercial material supply in the jurisdictions in which we expect to develop and commercialize our product candidates. The cGMP production facility is expected to be operational starting in the first half of 2022, and will complement our current external manufacturing capabilities, enabling a reliable supply of NAV Vectors from both internal and external sources.

In addition to our internal product development efforts, we also selectively sublicense our NAV Vectors to other biotechnology companies with disease-specific expertise, which we refer to as NAV Technology Licensees. As of December 31, 2020, our NAV Technology Platform was being applied in the preclinical and clinical development of more than 20 partnered product candidates by our NAV Technology Licensees. Our partnering strategy provides us the flexibility to sublicense development of treatments designed to address significant unmet medical needs, while remaining focused on our core programs and therapeutic areas internally. We believe that the broad applicability of our NAV Technology Platform and any clinical successes of the treatments utilizing NAV Vectors will create new internal and partnered pipeline opportunities. In May 2019, the FDA approved the first gene therapy that leverages our proprietary NAV Technology Platform, Novartis AG's Zolgensma® (onasemnogene abeparvovec-xioi; AVXS-101). Zolgensma was approved by the FDA as a one-time infusion for pediatric patients with spinal muscular atrophy (SMA) who are less than two years of age.

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

Our Strategy

Our mission is to improve lives through the curative potential of gene therapy. We are seeking to develop, manufacture, commercialize and license product candidates across multiple therapeutic areas and target organs while continuing to expand our NAV Technology Platform. To achieve our mission, we are pursuing the following strategies:

•

Apply our proprietary, next generation AAV vector technology to develop in vivo gene therapies for patients. We believe in vivo gene therapy is an ideal treatment paradigm to address the underlying biological cause of a disease. We believe our NAV Technology Platform is a significant advancement over earlier generations of AAV vectors in delivering genes to cells, with significant differentiating attributes, namely: higher expression and increased durability, broad and novel tissue selectivity, and improved manufacturability. These unique benefits have been demonstrated in our own clinical studies and animal models using our NAV Vectors, as well as third-party clinical trials and animal models using our NAV Vectors. The regulatory approval and commercial success of Novartis’ Zolgensma, which uses the NAV AAV9 vector, further validates the potential of the NAV Technology Platform. We believe that our NAV Technology Platform, which underpins our internal development programs and the programs of our NAV Technology Licensees, will continue to enable us and our partners to develop best-in-class gene therapy candidates for a wide range of disease targets.

•

Rapidly advance our broad pipeline gene therapy programs using two modalities: AAV-mediated antibody delivery and monogenic gene replacement. The AAV-mediated antibody delivery modality is designed to treat serious and chronic diseases which often involve frequent administration of therapeutic antibodies over the course of a patient’s lifetime, by delivering the genes necessary to result in the sustained production of therapeutic antibodies in vivo. A single-administration gene therapy approach using NAV Vectors may provide improved treatment options for patients by reducing their treatment burden or enabling treatments in tissues where it is difficult to deliver sufficient amounts of therapeutic antibodies via traditional delivery methods. Our lead program, RGX-314, is based on this approach, delivering the gene encoding an antibody fragment that binds to VEGF. Similarly, we are developing AAV-mediated antibody delivery gene therapies for the treatment of HAE as well as neurodegenerative diseases such as tauopathies and alpha-synucleinopathies.

Many genetic diseases are caused by a mutated or missing gene in specific cells which can affect the ability of the cell to correctly produce a specific protein. Our monogenic gene replacement approach builds upon the well-understood mechanism of using AAV vectors to replace dysfunctional or missing genes with a functional copy of the gene in order to enable sustained production of necessary proteins. We are using this approach to develop potential gene therapies for rare diseases such as DMD, MPS II, MPS I, and CLN2 disease each of which requires restoration of particular proteins.

•

Leverage advanced routes of administration to direct gene therapy treatments to specific tissues for efficient transduction and effective protein use at lower titers. We believe that targeting tissues where diseases manifest is critical to impacting the course of the disease with our NAV gene therapy treatments. For example, we are currently evaluating two routes of administration for RGX-314 to effectively reach the retinal cells to produce the anti-VEGF antibody in the back of the eye without immune response. The subretinal delivery technique is an established route of delivery for gene therapy, with direct and broad transduction of the retina and minimal exposure to the vitreous and anterior segment of the eye. We have also licensed certain exclusive rights to the SCS Microinjector from Clearside Biomedical to deliver gene therapies to the suprachoroidal space, potentially providing a targeted, in-office, non-surgical approach to deliver NAV gene therapy treatments to the retina. Separately, we are seeking to address the CNS-specific manifestations of MPS II, MPS I and CLN2 disease by using advanced routes of administration for the delivery of our gene therapies.

•

Further establish REGENXBIO as an industry leader in gene therapy manufacturing, with significant advancements in internal capabilities and innovative developments. We have deep in-house knowledge of AAV production and manufacturing, which provides us with the ability to scale production of our gene therapies while ensuring quality for patients. We maintain a strong network of well-known CMOs, and we are constructing our own production facility at our future headquarters in Rockville, Maryland. This facility, which we expect to be operational starting in the first half of 2022, will provide the capability for cGMP production at bioreactor scales up to 2,000 liters. Additionally, we have invested in innovative process development and analytical capabilities, and use an established robust suspension cell culture-based manufacturing process.

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

Clinical Development of RGX‑314 for the Treatment of Wet AMD

In January 2021, we announced that we completed an End of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) to discuss the details of a pivotal program to support a BLA. We plan to conduct two randomized, well-controlled clinical trials to evaluate the efficacy and safety of RGX-314 in patients with wet AMD, enrolling approximately 700 patients total. We expect to submit a BLA based on these trials in 2024.

The first planned pivotal trial, ATMOSPHERETM, is active and patient enrollment is on-going. ATMOSPHERE is a multi-center, randomized, active-controlled trial to evaluate the efficacy and safety of a single-administration of RGX-314 versus standard of care in patients with wet AMD. The trial is designed to enroll approximately 300 patients at a 1:1:1 ratio across two RGX-314 dose arms (6.4x1010 genome copies (GC)/eye and 1.3x1011 GC/eye delivered subretinally) and an active control arm of monthly intravitreal injections of ranibizumab (0.5 mg/eye). The primary endpoint of the trial is non-inferiority to ranibizumab based on change from baseline in Best Corrected Visual Acuity (BCVA) at 54 weeks. Secondary endpoints of the trial include safety and tolerability, change in central retinal thickness (CRT) and need for supplemental anti-VEGF injections.

The second planned pivotal trial is expected to be similar in design to ATMOSPHERE, with two RGX-314 dose arms versus an active control arm of monthly intravitreal aflibercept and the planned primary endpoint is non-inferiority to aflibercept based on the change from baseline in BCVA at one year. We plan to initiate this trial in the second half of 2021.

We initiated the pivotal program using cGMP material produced from our existing manufacturing process and plan to incorporate our scalable suspension cell culture manufacturing process to support future commercialization, upon completion of a bridging study and the pivotal trials. The bridging study is expected to initiate in the first half of 2021.

In February 2021, we announced additional positive data from the patients enrolled in the ongoing Phase I/II trial of RGX-314 for the treatment of wet AMD and its Long-Term Follow-Up study. As of January 22, 2021, RGX-314 continued to be generally well-tolerated across all dose cohorts. Durable treatment effect was observed in patients in Cohorts 4 and 5 at 1.5 years after administration of RGX-314, including stable visual acuity, decreased retinal thickness, and reductions in anti-VEGF injection burden. Long-term, durable treatment effect was demonstrated in Cohort 3 over three years, including mean improvement in vision and stable retinal thickness, and reductions in anti-VEGF treatment burden.

In 2020, we also initiated a Phase II trial of RGX-314 for the treatment of wet AMD delivered suprachoroidally using the SCS Microinjector, a targeted, in-office route of administration. This trial, AAVIATETM, is a multi-center, open-label, randomized, active-controlled, dose-escalation trial that will evaluate the efficacy, safety and tolerability of suprachoroidal delivery of RGX-314. The trial is expected to enroll approximately 40 patients with severe wet AMD across two cohorts. Patients in each cohort will be randomized to receive RGX-314 versus monthly 0.5 mg ranibizumab intravitreal injection at a 3:1 ratio, and two dose levels of RGX-314 will be evaluated: 2.5x1011 GC/eye and 5x1011 GC/eye. The primary endpoint of the trial is mean change in vision in patients dosed with RGX-314, as measured by BCVA, at Week 40 from baseline, compared to patients receiving monthly injections of ranibizumab. Other endpoints include mean change in CRT and number of anti-VEGF intravitreal injections received following administration of RGX-314. We have completed enrollment of patients in Cohort 1 of the AAVIATE trial, and plan to report interim data from the first cohort in the third quarter of 2021. Enrollment of patients in Cohort 2 has begun and is expected to be complete in the second quarter of 2021.

Clinical Development of RGX‑314 for the Treatment of DR

In December 2020, we announced the first patient dosed in ALTITUDETM, a Phase II multi-center, open label, randomized, controlled dose-escalation trial that will evaluate the efficacy, safety and tolerability of suprachoroidal delivery of RGX-314 in patients with DR. The trial is expected to enroll approximately 40 patients with DR across two cohorts. Patients will be randomized to receive RGX-314 versus observational control at a 3:1 ratio, and two dose levels of RGX-314 will be evaluated: 2.5x1011 GC/eye and 5.0x1011 GC/eye. The primary endpoint of the trial is the proportion of patients that improve in DR severity based on the Early Treatment Diabetic Retinopathy Study-Diabetic Retinopathy Severity Scale (ETDRS-DRSS) at 48 weeks. Other endpoints include safety and development of DR-related ocular complications. We expect to report initial data from this trial in 2021.

AAV-Mediated Antibody Delivery Research Program for the Treatment of HAE

We have expanded our AAV-mediated antibody gene therapy pipeline to include novel treatments for HAE. HAE is a chronic and severe disease that results from C1-inhibitor deficiency. HAE is characterized by recurring severe swelling (angioedema), most commonly in the face, airway, intestines and limbs. Antibodies to plasma kallikrein, a key protein left unregulated in patients with HAE, have been shown to reduce the swelling and pain associated with HAE. These antibodies, however, require frequent administration to reduce the occurrence of angioedema events.

Our HAE program is focused on developing a novel, one-time treatment utilizing the NAV AAV8 vector to deliver a gene encoding for a therapeutic antibody that targets and binds to plasma kallikrein. Following a single intravenous administration, the HAE product candidate is designed to allow liver cells to produce therapeutic antibodies that are secreted into the blood. In preclinical animal models, we have observed that NAV Vectors can express therapeutic antibodies that target and bind to plasma kallikrein.

Planned Clinical Development of Treatment of HAE

We plan to provide a program update in 2021.

AAV-Mediated Antibody Delivery Research Program for the Treatment of Neurodegenerative Diseases

We have established a research program in partnership with Neurimmune to discover and develop novel AAV gene therapies using NAV Vectors to deliver antibodies against targets implicated in chronic neurodegenerative diseases. Under the exclusive license, development and commercialization agreement, REGENXBIO and Neurimmune will jointly develop and commercialize novel therapies using AAV vectors to deliver human antibodies. We will focus on diseases associated with the accumulation and deposition of the microtubule-associated protein tau (tauopathies) and alpha-synuclein (alpha-synucleinopathies). Delivery of human antibodies using AAV vectors has the potential to provide sustained brain exposure of antibodies for the clearance of abnormal tau or alpha synuclein via a one-time CNS administration.

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

Planned Clinical Development of Treatment of Neurodegenerative Diseases

We expect to provide a program update in 2021.

Gene Therapy Using NAV Vectors for Monogenic Gene Replacement

RGX-202 for the Treatment of DMD

RGX-202 is our product candidate for the treatment of DMD, a rare genetic disorder caused by mutations in the gene responsible for making dystrophin, a protein involved in protecting muscle cell structure and function. Without dystrophin, muscles throughout the body degenerate and become weak, eventually leading to loss of movement and independence, required support for breathing, cardiomyopathy and premature death.

DMD primarily affects males with approximately 1 in 3,500 to 1 in 5,000 boys affected worldwide. The absence of functional dystrophin protein in individuals with DMD results in cell damage during muscle contraction, leading to cell death, fibrosis, and inflammation in muscle tissues. Initial symptoms of DMD include muscle weakness that are often noticeable at an early age with diagnosis typically occurring by 5 years of age. Over time, individuals with DMD experience progressive muscle weakness and eventually lose the ability to walk. Respiratory and heart muscles are also affected, leading to difficulty breathing and the need for ventilator assistance, along with the development of cardiomyopathy.

There is presently no cure for DMD. Currently approved treatments either do not address the underlying cause of the disorder or are helpful only to a subset of patients with specific genetic mutations.

RGX-202 utilizes REGENXBIO’s propriety NAV AAV8 vector that is designed to deliver a gene to muscle cells that encodes for a microdystrophin, a shortened and functional form of the dystrophin protein. The novel RGX-202 microdystrophin transgene includes coding regions that retain essential functional elements of naturally occurring dystrophin, including a unique CT domain for potential improved function. A well-characterized muscle-specific promoter (Spc5-12) is employed to direct expression of microdystrophin protein in skeletal and heart muscles. Additional RGX-202 features are designed to improve gene expression and reduce immunogenicity. Proof of concept data from preclinical studies of RGX-202 in the mdx mouse model of DMD has demonstrated broad and robust expression of microdystrophin in muscle, recruitment of key proteins to the muscle cells, improvements in muscle histology, as well as meaningful increases in muscle strength and function.

Planned Clinical Development of RGX-202

We expect to submit an IND for RGX-202 in mid-2021.

RGX‑121 for the Treatment of MPS II

RGX‑121 is our product candidate for the treatment of MPS II. MPS II, also known as Hunter syndrome, is a rare, X-linked recessive, or sex-linked, disease caused by a deficiency of the IDS gene which encodes the I2S enzyme. I2S is responsible for the breakdown of polysaccharides called heparan sulfate (HS) and dermatan sulfate (DS) in lysosomes, which are intracellular structures that dispose of waste products inside cells. These polysaccharides, called glycosaminoglycans (GAGs), accumulate in tissues of MPS II patients, resulting in diverse clinical signs and symptoms. HS is a key biomarker of I2S enzyme activity and high amounts of HS accumulate in the CNS of MPS II patients, which has been shown to correlate with neurocognitive manifestations of the disorder. In severe forms of the disease, early developmental milestones may be met during the first year after birth, but developmental delay is readily apparent by 18 to 24 months. Developmental progression begins to plateau between three and five years of age, with regression reported to begin around six and a half years. By the time of death, most patients with CNS involvement are severely mentally handicapped and require constant care.

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

Clinical Development of RGX‑121 for the Treatment of MPS II

A Phase I/II clinical trial of RGX‑121 in patients with MPS II under the age of 5 years old is ongoing, to evaluate the safety and tolerability of RGX-121, as well as the effects of RGX-121 on biomarkers of I2S enzyme activity, neurocognitive development and other clinical measures. The Phase I/II trial is expected to enroll up to 15 patients across three dose levels: three patients in Cohort 1 at a dose level of 1.3x1010 genome copies per gram (GC/g) of brain mass, up to nine patients in Cohort 2 at a dose level of 6.5x1010 GC/g of brain mass, and three patients in Cohort 3 at a dose level of 2.0x1011 GC/g brain mass. All patients must have documented evidence of neurocognitive deficits due to MPS II or have a relative diagnosed with severe MPS II who has the same IDS mutation as the subject. The primary endpoint will be a safety assessment. The secondary and exploratory endpoints include the effect of RGX‑121 on biomarkers of I2S activity in the cerebrospinal fluid (CSF), serum and urine, and effect of RGX‑121 on neurocognitive deficits, as well as other clinical outcome measures.

As reported in February 2021, RGX-121 was well-tolerated in Cohorts 1 and 2 of the Phase I/II trial, and no drug-related SAEs were reported. Biomarker data from patients in both cohorts indicate encouraging signals of I2S enzyme activity in the CNS following one-time administration of RGX-121, with consistent reductions of HS and D2S6, a component of HS. Patients in Cohorts 1 and 2 also demonstrated continued neurocognitive development and evidence of I2S enzyme activity in plasma and urine following administration of RGX-121. We expect to continue to enroll patients in the Phase I/II trial and plan to report additional data in 2021. We expect to begin dosing patients in the third dose cohort in the first quarter of 2021.

In September 2020, we announced plans to initiate a second Phase I/II multicenter, open-label trial of RGX-121 for the treatment of pediatric patients with severe MPS II ages 5-18 years old. Up to six patients will be enrolled, and RGX-121 will be administered at a dose level of 6.5x1010 GC/g of brain mass. The trial is designed to evaluate the safety of a single administration of RGX-121, the effects of RGX-121 on biomarkers of I2S enzyme activity, and changes in cognitive function, adaptive behavior, daily function, and quality of life. We expect to begin dosing patients in this trial in the first half of 2021.

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

Clinical Development of RGX‑111 for the Treatment of MPS I

In December 2020, we announced that the first patient was dosed in the Phase I/II clinical trial of RGX‑111. The trial is a multi-center, open-label, dose escalation trial that will evaluate the safety, tolerability and pharmacodynamics of RGX-111 delivered to patients with MPS I via injection directly into the CSF. Up to five patients will be enrolled at two dose levels: 1.0x1010 GC/g of brain mass and 5.0x1010 GC/g of brain mass. The primary endpoint of this trial is safety and the secondary endpoints include the effect of RGX‑111 on biomarkers of IDUA activity in the CSF, serum and urine, neurocognitive development and other outcome measures.

In addition, RGX-111 was administered to a patient with MPS I through an investigator-initiated study at CHOC Children's Hospital, following review and agreement by the FDA. The patient was dosed intracisternally with 1x1010 GC/g of brain mass of RGX-111.

RGX‑181 and RGX-381 for the Treatment of CLN2 Disease

CLN2 disease is a form of Batten disease, a rare, pediatric-onset, autosomal recessive, neurodegenerative lysosomal storage disorder caused by mutations in the TPP1 gene. Mutations in the TPP1 gene and subsequent deficiency in TPP1 enzyme activity result in lysosomal accumulation of storage material and degeneration of tissues including the brain and retina. CLN2 disease is characterized by seizures, rapid deterioration of language and motor functions, cognitive decline, loss of vision and blindness, and premature death by mid-childhood. Onset of symptoms is generally between two to four years of age with initial features of recurrent seizures (epilepsy), language delay, and difficulty coordinating movements (ataxia).

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

RGX‑181 is our product candidate for the treatment of CLN2 disease. It is designed to use the AAV9 vector to deliver the human TPP1 gene to the CNS. Delivery of the gene that is deficient within cells in the CNS could provide a permanent source of secreted TPP1 enzyme, allowing for long-term cross-correction of cells throughout the CNS.

In August 2020, we announced RGX-381, a new program targeting the ocular manifestations of CLN2 disease. RGX-381 is designed to use the AAV9 vector to deliver the TPP1 gene directly to the retina. We believe that one-time administration of RGX-381 could provide a durable source of TPP1 activity in the retina, thereby potentially preventing visual decline. There is currently no available treatment for ocular manifestations of CLN2 disease. Data from non-human primates demonstrate elevated and sustained levels of TPP1 in the vitreous following a single subretinal injection of RGX-381.

We have received orphan drug product designation and rare pediatric disease designation from the FDA for RGX‑181 and RGX-381.

Planned Clinical Development of RGX‑181 and RGX-381 for the Treatment of CLN2 Disease

We expect to submit an IND for a first-in-human trial of RGX-181 in the first quarter of 2021.

We expect to submit an IND, or foreign equivalent, for a first-in-human trial of RGX-381 in the first half of 2021.

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

AAV Vector Production Platform

We believe that we have the internal capabilities and access to the resources necessary to enable us to successfully commercialize NAV gene therapy products following regulatory approval, if any, by developing scalable processes to manufacture such products efficiently and in commercial quantities.

We have invested significantly in our internal capabilities and infrastructure, including the establishment of our advanced manufacturing and analytics lab. The suspension-based manufacturing process platform has demonstrated robust scalability from bench-scale to 500 liter and 1,000 liter cGMP batches with yield and product purity consistent across all scales studied. Multiple AAV serotypes, program candidates, and scales have been manufactured with consistent yield and high purity. We anticipate scaling the manufacturing process to 2,000 liter stirred-tank bioreactors which we expect to be an industry-leading position for transient transfection processes. This flexibility in manufacturing scale is ideal for supporting a wide range of commercial supply requirements for our program candidates.

A comprehensive set of analytical methods has been developed to characterize the manufacturing process and NAV Vectors. We continue to expand and enhance internal analytical lab capabilities for improved quality, control, and to support program acceleration.

We believe our proprietary technology, process development and analytical capabilities, and process platform strategy in combination with a talented internal team of scientists and engineers with deep expertise in biologics processing and characterization will continue to deliver cutting-edge advancements in AAV manufacturing.

We are constructing a new cGMP production facility, to be located in our new corporate headquarters in Rockville, Maryland. This facility is expected to support clinical and commercial production of gene therapies starting in the first half of 2022. The cGMP facility is designed to produce NAV Vectors at scales up to 2,000 liters, manufacture bulk drug substance and final drug product, incorporate additional analytical and quality control lab capability and capacity, and meet regulatory requirements for clinical and commercial material. The cGMP production facility is expected to enhance control over production of high-quality product, increase supply capacity, speed adoption of advanced manufacturing technologies, and accelerate availability of clinical material. This strategic investment in internal manufacturing capability will complement our current external manufacturing capabilities, enabling a reliable supply of NAV Vectors from both internal and external sources.

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

We believe we have the internal capabilities and access to the resources necessary to enable us to successfully commercialize our product candidates following regulatory approval, if any.

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

Each sublicense specifies the vector or vectors and disease indication or indications as well as whether the sublicense is exclusive or non-exclusive. In determining whether to sublicense, we first evaluate whether the disease indication is of interest to us, in which case we may develop a therapeutic for the disease indication internally using our NAV Technology Platform. If it is not, we consider such factors as the size of the potential market and unmet need; competition; licensee development history; and capabilities and licensee’s ability to pay in evaluating whether to enter into a license agreement. As of December 31, 2020, our NAV Technology Platform was being applied in the development of more than 20 partnered product candidates, most under a license to specific NAV Vectors for specific indications.

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

The Trustees of the University of Pennsylvania. In February 2009, we entered into an exclusive, worldwide license agreement with Penn for patent and other intellectual property rights relating to a gene therapy technology platform based on AAVs discovered at Penn in the laboratory of James M. Wilson, M.D., Ph.D. This license was amended in September 2014, April 2016, April 2019 and September 2020. In February 2009, we also entered into an SRA with Penn (the 2009 SRA) under which we funded the nonclinical research of Dr. Wilson relating to AAV gene therapy and obtained an option to acquire an exclusive worldwide license in certain intellectual property created pursuant to such 2009 SRA. We entered into an additional SRA (the 2013 SRA) with Penn in November 2013 which was funded entirely by our NAV Technology Licensee, Dimension Therapeutics, Inc. (since acquired by Ultragenyx Pharmaceutical Inc.) (Dimension). In December 2014, we entered into another SRA with Penn funding related nonclinical research of Dr. Wilson (the 2014 SRA).

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

The Penn license agreement, as amended, also provides us with certain additional rights, including a non-exclusive, worldwide license to use (i) all data and information that was developed since October 2015 by Dr. Wilson, or other Penn researchers working under his direct supervision at Penn, that is related to Batten disease, owned by Penn, and necessary or useful for the practice of the licensed patent rights in the treatment of CLN2 disease; and (ii) all know-how that:

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

Under the 2014 SRA, as amended, we funded research at Penn, paid certain intellectual property legal and filing expenses and received the rights to certain research results. The Penn license agreement, as amended, and the 2014 SRA, as amended, provide that all patentable inventions conceived, created, or conceived and reduced to practice pursuant to the 2014 SRA, together with patent rights represented by or issuing from the U.S. patents and patent applications, including provisional patent applications, automatically become exclusively licensed to us and all research results become automatically licensed to us as know-how. Under the 2009 SRA, as amended, in consideration for our funding of research at Penn, we received an option to acquire a worldwide license on commercially reasonable terms to practice all patentable inventions conceived, created, or reduced to practice pursuant to the 2009 SRA, together with patent rights represented by or issuing from the U.S. patents and patent applications, including provisional patent applications.

GlaxoSmithKline LLC. In March 2009, we entered into a license agreement with GSK, which was amended in April 2009, in order to secure the exclusive rights to patents and patent applications covering NAV Technology that GSK had previously licensed from Penn (subject to certain rights retained by GSK and Penn). Under this GSK license agreement, we receive an exclusive, worldwide sublicense under the licensed patent rights to make, have made, use, import, sell and offer for sale products covered by the licensed patent rights anywhere in the world. Our rights under this GSK license agreement are subject to certain rights retained by GSK for the benefit of itself and other third parties, including rights relating to: domain antibodies; RNA interference and antisense drugs; internal research purposes and GSK’s discovery research efforts with non-profit organizations and GSK collaborators; AAV8 for the treatment of hemophilia B; AAV9 for the treatment of Muscular Dystrophy, congestive heart failure suffered by Muscular Dystrophy patients and cardiovascular diseases by delivery of certain genes; and non-commercial research in the areas of Muscular Dystrophy, hemophilia B, congestive heart failure suffered by Muscular Dystrophy patients, and other cardiovascular disease. Under the terms of the license agreement, we issued equity to GSK and are obligated to pay GSK:

•	up to $1.5 million in aggregate milestone payments, all of which have been paid;
•	low- to mid-single digit royalty percentages on net sales of licensed products;
•	low- to mid-double digit percentages of any sublicense fees we receive from sublicensees for the licensed intellectual property rights; and
•	reimbursements for certain patent prosecution and maintenance expenses.

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

We anticipate that our patent portfolio will continue to expand as a result of our SRAs with academic institutions and our commercial licenses to NAV Technology Licensees. For further information regarding our commercial sublicenses, please see “Commercial Licenses to NAV Technology Licensees” located elsewhere in this Annual Report on Form 10-K.

Product Candidates

As of December 31, 2020, in addition to the patents related to our NAV Technology described below, our patent portfolio included a total of three issued U.S. patents, one issued European patent, one pending U.S. non-provisional patent application, five pending International Patent applications filed pursuant to the Patent Cooperation Treaty (PCTs) and 20 PCTs that have entered national stage relating to our product candidates, which are summarized below:

•

RGX-314:  Five PCTs that have entered national stage for which any issued U.S. or European patent would expire in 2037, 2038, 2039 or 2040, in each case without taking into account any possible patent term adjustment or extension;

•	RGX-202: One pending PCT for which any issued U.S. or European patent would expire in 2040, without taking into account any possible patent term adjustment or extension;
•

RGX-111/RGX-121:  11 PCTs that have entered national stage and one pending PCT for which any issued U.S. or European patents would expire in 2034, 2036, 2037, 2038 or 2039, in each case without taking into account any possible patent term adjustment or extension;

•	RGX-111: Three issued U.S. patents and one issued European patent that will expire in 2034, in each case without taking into account any possible patent term extension;
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

•

RGX-381:  Two PCTs that have entered national stage for which any issued U.S. or European patent would expire in 2038 or 2040 and one pending PCT for which any U.S. or European patent would expire in 2039, in each case without taking into account any possible patent term adjustment or extension; and

•

AAV-Mediated Antibody Expression for the Treatment of HAE:  One PCT that has entered national stage for which any issued U.S. or European patent would expire in 2038 and one pending PCT for which any issued U.S. or European patent would expire in 2040, in each case without taking into account any possible patent term adjustment or extension.

NAV Technology

We have exclusively licensed rights relevant to our NAV Technology which includes novel recombinant AAV vectors AAV7, AAV8, AAV9, and AAVrh10, among others. Our licensed patent portfolio includes exclusive rights to more than 100 patents and patent applications worldwide relating to composition of matter patents and/or patent applications for our novel AAV vectors, as well as methods for their manufacture and therapeutic uses. We also possess substantial know-how and trade secrets relating to our NAV Technology. As of December 31, 2020, our licensed patent portfolio included 17 issued U.S. patents and five European patents relating to the AAV7, AAV8, AAV9 and AAVrh10 vectors and uses thereof. These patents have terms that will expire as late as 2026, not including patent term extensions.

Our licensed patent portfolio also includes composition of matter claims for novel AAV vectors having certain other capsids as well as AAV capsids that have an amino acid sequence at least 95% or at least 97% identical to the capsids of certain of the NAV Vectors.

Our patent portfolio also includes patents and patent applications owned or co-owned by us and exclusive rights to patents and patent applications relating to:

•

therapeutic compositions and methods involving the foregoing AAV vectors further comprising certain transgenes that encode therapeutic products (including our vectored antibody portfolio), and their use in treating specified diseases;

•	specific formulations or methods of delivery of the recombinant AAV vectors of interest for our in-house development programs;
•

technology related to engineering AAV therapeutics including recombinant AAV vectors engineered to target conducting airway cells, methods of altering the targeting and cellular uptake efficiency of an AAV viral vector having a capsid containing an AAV9 cell surface binding domain, the design of recombinant AAV viral vectors that confer passive immunization to airborne pathogens (the aforementioned gene therapy systems can include the use of certain gene expression regulation technology; we have exclusively licensed the patents and patent applications relating to this technology), and recombinant AAV vectors having engineered capsids;

•	methods of detecting an AAV nucleotide sequence useful in diagnostics; and
•

methods of manufacture of recombinant AAV, including patents and applications directed to scalable AAV production methods, methods of increasing the packaging yield, transduction efficiency and gene transfer efficiency of an AAV, methods of assaying viral vectors, methods of purification of viral vectors, such as AAV vectors, and cultured host cell compositions encoding AAV capsid proteins used for the manufacture of recombinant AAV vectors.

Customers

Our revenues for the years ended December 31, 2020, 2019 and 2018 consisted solely of license and royalty revenue. One customer (Novartis Gene Therapies, Inc. (formerly AveXis, Inc.)) accounted for approximately 94% of our total revenues for the year ended December 31, 2020. Three customers (Novartis Gene Therapies and two other customers) accounted for approximately 92% of our total revenues for the year ended December 31, 2019. Two customers (Novartis Gene Therapies and Abeona Therapeutics Inc. (Abeona)) accounted for approximately 97% of our total revenues for the year ended December 31, 2018. We expect future license and royalty revenue to continue to be derived from a limited number of licensees. Future license and royalty revenue is uncertain due to the contingent nature of our licenses granted to third-parties and may fluctuate significantly from period to period.

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

Competition

We are aware of a number of companies focused on developing gene therapies in various disease indications, including Adverum Biotechnologies, Inc., Amicus Therapeutics, Inc., Applied Genetic Technologies Corporation, BioMarin Pharmaceutical, Inc., bluebird bio, Inc., Homology Medicines, MeiraGTx Limited, Novartis AG, PTC Therapeutics, Inc., Roche, Sanofi Genzyme, Sarepta Therapeutics, Inc., Solid Biosciences, Inc., Voyager Therapeutics, Inc., and uniQure N.V., as well as a number of companies addressing other methods for modifying genes and regulating gene expression. Additionally, we have sublicensed our NAV Technology Platform for developing gene therapies in various disease indications to our NAV Technology Licensees. Not only must we compete with other companies that are focused on gene therapy products using earlier generation AAV technology and other gene therapy platforms, but any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future.

There are other organizations working to improve existing therapies or to develop new therapies for our initially selected disease indications. Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success for our product candidates, if approved. These efforts include the following:

•

Wet AMD. Marketed competition for wet AMD largely consists of anti-VEGF therapies developed by Roche/Genentech, Inc. (Lucentis), Regeneron Pharmaceuticals, Inc. (Eylea) and Novartis (Beovu). Companies with products in development for the treatment of wet AMD and DR include, but may not be limited to, Adverum, Chengdu Kanghong Pharmaceutical Group, Graybug Vision, Inc., Kodiak Sciences, Inc., Opthea, Outlook Therapeutics, Inc. and Roche.

•

DR. Currently marketed anti-VEGF competition for DR with DME include Roche/Genentech (Lucentis) and Regeneron (Eylea). Companies with products in development for the treatment of DR with DME include, but may not be limited to, Adverum, Graybug Vision, Kodiak Sciences, Novartis, Opthea and Roche. The principal marketed anti-VEGF competition for DR without DME is Roche/Genentech (Lucentis) and Regeneron (Eylea). Companies with products in development for the treatment of DR without DME include, but may not be limited to, Kodiak Sciences and Roche.

•

DMD. There are currently two companies with marketed branded products to treat DMD. Sarepta products (Exondys, Vyondys) and PTC Therapeutics’ products (Translarna, Emflaza) are only available in select geographies. There are three principal competitive gene therapy products in clinical development from Pfizer, Inc (PF-06939926), Sarepta/Roche (SRP-9001) and Solid Biosciences (SGT-001). Other companies with gene therapies in early development for DMD include, but may not limited to, Astellas Pharma Inc., Genethon and Ultragenyx.

•

MPS II. The principal marketed competition for MPS II is a systemic enzyme replacement therapy, which is marketed by Takeda Pharmaceutical Company, Ltd. (Elaprase). Companies with products in development for the treatment of the neurological manifestations of MPS II include, but may not be limited to, Denali Therapeutics Inc., JCR Pharmaceuticals Co., Ltd. and Takeda.

•

MPS I. There is one principal competitor with a marketed product for the treatment of MPS I, Sanofi Genzyme (Aldurazyme). Companies with products in development for the treatment of MPS I include, but may not be limited to, ArmaGen, Inc. and Orchard Therapeutics plc.

•

CLN2 Disease. There is one principal competitor with a marketed product for the treatment of CLN2 disease, BioMarin (Brineura). Companies with products in development for the treatment of CLN2 disease include, but may not be limited to, Roche and Lexeo Therapeutics.

•

HAE. There are two principal marketed competitors for the prophylactic treatment of HAE, including Takeda (Tahkzyro, Cinryze) and CLS Behring (Haegarda). BioCryst Pharmaceuticals, Inc. received US approval for its oral prophylactic treatment, Orladeyo, in December 2020; the product is currently under review in Europe and Japan. In addition, BioMarin and Intellia Therapeutics, Inc. have gene therapy programs in preclinical development for the treatment of HAE.

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

•

submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical studies, as well as information on the chemistry, manufacturing and controls to ensure product identity and quality, and proposed labeling;

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

In 2011, Directive 2011/24/EU was adopted at the EU level. This Directive concerns the application of patients' rights in cross-border healthcare. The Directive is intended to establish rules for facilitating access to safe and high-quality cross-border healthcare in the EU. It also provides for the establishment of a voluntary network of national authorities or bodies responsible for HTA in the individual EU Member States. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This could lead to harmonization of the criteria taken into account in the conduct of HTA between EU Member States and in pricing and reimbursement decisions and negatively impact price in at least some EU Member States. On January 31, 2018, the European Commission adopted a new legislative proposal to amend Directive 2011/24/EU. The proposal aims at boosting the cooperation regarding HTA among the EU Member States. It covers new medicinal products and certain new medical devices. The proposal provides the possibility for EU Member States to use common HTA tools, methodologies and procedures across the EU and to perform joint clinical assessments. The proposal has not yet been adopted as new legislation. The proposed regulation was redrafted in 2019 and continues to be subject to discussion. It is expected that if it is adopted becomes effective, it will become applicable three years later. Following the date of application, a further three-year period is contemplated to allow for a phase-in approach for EU Member States to adapt to the new system.

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

The United Kingdom (UK) formally left the EU on January 31, 2020 and a transitional period applied until the UK’s withdrawal from the EU became fully effective on December 31, 2020. As of January 1, 2021, the UK is a “third country” with respect to the EU (subject to the terms of the EU UK Trade Agreement), and EU law ceased to apply directly in the UK. However, the UK has retained the EU regulatory regime with certain modifications as standalone UK legislation. Therefore, the UK regulatory regime is currently similar to EU regulations, but under proposed legislation, the Medicines and Medical Devices Bill, the UK may adopt changed regulations that may diverge from the EU legislative regime for medicines, including their research, development and commercialization. For a two-year period, which started January 1, 2021, the UK has adopted transitional provisions that apply to the importation of medicines into the UK and rely on certain EMA marketing authorization application procedures.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Human Capital Resources

As of February 25, 2021, we employed 306 full-time employees, of which 243 were engaged in research and development activities, including preclinical, manufacturing and clinical study related functions, and 63 were engaged in general administrative activities, including commercial, corporate development, finance, legal, human resources, information technology, facilities and other general and administrative functions. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our relationship with our employees to be good.

Talent, Growth and Retention

We appreciate the importance of retention, growth and development of our employees. We seek and value employees who have substantial experience in the discovery, development, manufacture and commercialization of innovative therapies in a complex regulatory environment. For certain key functions, especially in research and development and manufacturing activities, we require specialized scientific and gene therapy expertise. To attract and retain the talent we require, we believe we offer competitive compensation, including salary, cash incentive awards and equity awards, along with competitive benefits packages, including medical, dental, vision and life insurance, flexible spending accounts, short- and long-term disability and matching contributions to a

401(k) tax-deferred savings plan. All full-time employees are eligible to participate in the same health and welfare and retirement savings plans. Additionally, we provide professional development programs and on-demand learning opportunities to cultivate talent at all levels throughout our company.

Diversity, Equity and Inclusion

We believe that a diverse, equitable and inclusive culture fosters innovation, which is integral to our mission of improving lives through the curative potential of gene therapy. We are firmly committed to providing equal opportunity in all aspects of employment and aim for appropriate representation of gender, race and ethnicity at every level of our company. We have emphasized diversity, equity and inclusion as part of our company culture, as set out in our Code of Business Conduct and Ethics, and we are determined to support further progress in this area.

Health and Safety

We prioritize the health and safety of our employees and have implemented policies to minimize the spread of COVID-19 in our workplace, including a work-from-home policy for all employees who are not essential to be onsite. Employees working onsite have been regularly tested for COVID-19 and have been required to practice social distancing, wear masks and maintain contact tracing records. Additionally, we have provided employees with resources to help persevere through the pandemic, including work-from-home technology packages and personal protective equipment.

Available Information

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

You also may view and download copies of our SEC filings free of charge at our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and is not considered part of, this Annual Report on Form 10-K. Investors should also note that we use our website, as well as SEC filings, press releases, public conference calls and webcasts, to announce financial information and other material developments regarding our business. We use these channels, as well as any social media channels listed on our website, to communicate with investors and members of the public about our business. It is possible that the information that we post on our social media channels could be deemed material information. Therefore, we encourage investors, the media and others interested in our company to review the information that we post on our social media channels.

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

Risk Factor Summary

Risks Related to Our NAV Technology Platform and the Development of Our Product Candidates

•	The COVID-19 pandemic may affect our business, operations and preclinical and clinical development timelines and plans.
•	It is difficult to predict the time and cost of development and of obtaining regulatory approval for our product candidates.
•	Our business depends substantially on the success of our lead product candidates.
•	We have limited clinical results for our product candidates.
•	Regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results.
•

The results from our preclinical studies or clinical trials for our product candidates may not support as broad a marketing approval as we seek, and we may be required to conduct additional clinical trials or evaluate subjects for a follow-up period.

•	We may encounter substantial delays in our planned clinical trials, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
•

Undesirable side effects may delay or prevent our product candidates and those of NAV Technology Licensees from obtaining regulatory approval, limit their commercial potential or result in significant negative consequences following approval.

•	We cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate.

Risks Related to Our Financial Position

•

We face significant competition and there is a possibility that our competitors may achieve regulatory approval before us or develop products that are safer, less expensive or more convenient or effective than ours.

•	We expect to normally incur losses for the foreseeable future and may never again achieve or maintain profitability.
•	Failure to obtain additional funding when needed may force us to delay, limit or terminate certain of our licensing activities, product development efforts or other operations.
•	We have never generated revenue from sales of our product candidates.

Risks Related to Third Parties

•	If third parties do not meet our deadlines, our preclinical and clinical development programs could be delayed or unsuccessful.
•	If our licensing arrangements or collaborations are not successful, our business could be harmed.
•

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Risks Related to Manufacturing

•	Products intended for use in gene therapies are novel, complex and difficult to manufacture.
•	Delays in obtaining regulatory approval of our manufacturing process or disruptions in our manufacturing process may delay or disrupt our commercialization efforts.
•	Third parties we rely upon to conduct our product manufacturing may not perform satisfactorily.

•	We are required to comply with ongoing manufacturing regulatory requirements.

Risks Related to the Commercialization of Our Product Candidates

•

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may be unable to generate any product revenue.

•	We may not achieve our projected development goals in the timeframes we announce and expect.
•	Even if we receive regulatory approval, we still may not be able to successfully commercialize our product candidates.
•

Failure to obtain or maintain adequate insurance coverage and reimbursement for our products, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

•	Government price controls could restrict the amount that we are able to charge for any of our products, if approved.

Risks Related to Our Business Operations

•	We may not be successful in our efforts to identify or discover additional product candidates.
•	Our future success depends on our ability to retain key employees, consultants and advisors and to attract qualified personnel.
•	We may face liability for our conduct and that of our employees, principal investigators, consultants or commercial partners.
•	We may face product liability lawsuits.
•	We could become subject to fines or penalties related to the failure to comply with environmental, health and safety laws.
•	We and our collaborators or other contractors or consultants may suffer cybersecurity breaches.
•	Our customers are concentrated and therefore the loss of a significant customer may harm our business.

Risks Related to Our Intellectual Property

•	Our intellectual property rights may be limited by the terms and conditions of licenses granted to us by others.
•	We must obtain and maintain patent protection for our products and technology to protect our intellectual property rights.
•	Our intellectual property licenses with third parties may be subject to disagreements.
•	We are required to comply with the agreements under which we license intellectual property rights from third parties.
•	We may not be successful in obtaining necessary rights to our product candidates through acquisitions and in-licenses.
•	We may not be able to protect our intellectual property rights in the United States and throughout the world.
•	Issued patents covering our NAV Technology Platform or our product candidates could be found invalid or unenforceable.
•	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights.
•	We may be subject to intellectual property claims.
•	Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
•	We may be unable to obtain patent term extension and data exclusivity for our product candidates.

Risks Related to Ownership of Our Common Stock

•	Our operating results are difficult to predict and could cause the price of our common stock to fluctuate substantially.
•	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.
•	Future acquisitions or strategic partnerships may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.
•	Provisions in our certificate of incorporation and bylaws might discourage, delay or prevent a change in control.
•	Our certificate of incorporation designates an exclusive forum for certain litigation.

•	Our business could be negatively affected as a result of the actions of activist stockholders.

Risks Related to our NAV Technology Platform and the Development of Our Product Candidates

Our business, operations and preclinical and clinical development timelines and plans could be adversely affected by the effects of the COVID-19 pandemic, including further resurgences or multiple waves of infections, and other public health crises.

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

In response to the COVID-19 pandemic, federal, state, local and foreign governments have put in place quarantines, executive orders, shelter-in-place orders, guidelines and other similar orders and restrictions intended to control the spread of the disease. Such orders and restrictions have resulted in business closures, work stoppages, delays, work-from-home policies, travel restrictions and cancellations of events, among other effects that could negatively impact productivity and disrupt our business and operations. Our offices, laboratories, clinical trial sites, prospective clinical trial sites, CROs, CMOs and other collaborators and partners are located in jurisdictions where such orders and restrictions have been enforced, and further resurgences or waves of infections may lead to similar orders and restrictions in the future. We have implemented a work-from-home policy for all employees who are not essential to be onsite, and we may take further actions that alter our operations, as may be required by federal, state or local authorities or which we determine are in the best interests of our employees. The increase in remote working may result in increased cybersecurity, privacy and fraud risks.

The COVID-19 pandemic has caused delays to our clinical trials and may further delay or prevent us from proceeding with our clinical trials. Our clinical trial site initiation and subject enrollment has been delayed, and may be further delayed or suspended, due to site closures, personnel turnover and prioritization of resources toward the COVID-19 pandemic. In addition, some subjects have been, and may continue to be, disinterested in participating in trials with regular follow-up visits during a pandemic, and some subjects have been, and may continue to be, unable or unwilling to comply with clinical trial protocols. Further, some clinical trial vendors have experienced significant delays in providing necessary equipment, supplies and services during the COVID-19 pandemic, and our ability to obtain clinical samples may be adversely affected. Our ability to conduct follow-up visits with treated subjects may be limited if travel or healthcare services are impeded. Similarly, our ability to recruit and retain principal investigators and other clinical trial personnel could be adversely affected.

The COVID-19 pandemic may impact our ability to procure resources, raw materials or components necessary for our research studies and preclinical and clinical development, and prices have escalated due to limited supplies of such resources, raw materials and components. For instance, our supply chain may be disrupted or our CMOs may be required to dedicate their facilities, personnel and resources to support vaccine production. Additionally, required inspections and reviews by regulatory authorities may be delayed due to a focus of resources on COVID-19 as well as continued travel and other restrictions. Significant delays in the timing and completion of our research studies and preclinical and clinical development would increase our costs and could adversely affect our ability to obtain marketing approval from regulatory authorities for the commercialization of our product candidates. Further, meetings with regulatory authorities that would be important in progressing our programs may be delayed or impeded in connection with the COVID-19 pandemic.

The construction of our new headquarters, including our current good manufacturing practice (cGMP) production facility, has been delayed from our original estimates, and may be delayed further, due to various government orders and restrictions relating to the COVID-19 pandemic. The potential impact of any such delay is unpredictable but may include significant additional costs and disruptions to our operations.

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

Scientific and economic analyses of the COVID-19 pandemic, including the expected impact of vaccinations, continue to evolve and we will continue to monitor the situation closely. The ultimate impact of the COVID-19 pandemic and other public health crises is highly unpredictable and subject to change. We are not yet certain about the full extent of the potential impact of COVID-19 on our business, operations and preclinical and clinical development. To the extent COVID-19 adversely affects our business, financial condition and results of operations, as well as global economic conditions more generally, it may also heighten many of the other risk factors described in this Annual Report on Form 10-K.

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

Several of our lead product candidates are in the early stages of development and all of our lead product candidates will require substantial clinical development and testing, manufacturing bridging studies and process validation and regulatory approval prior to commercialization. Successful continued development and ultimate regulatory approval of our lead product candidates is critical for our future business success and our ability to generate product revenue. We have invested, and will continue to invest, a significant portion of our financial resources in the development of our lead product candidates. We will need to raise sufficient funds for, and successfully complete, our clinical trials of our lead product candidates in appropriate subjects. The future regulatory and commercial success of these product candidates is subject to a number of risks, including the following:

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
•

delays in recruiting and enrolling suitable subjects to participate in our clinical trials, due to factors such as the size of the subject population, process for identifying subjects, design of protocols, eligibility and exclusive criteria, perceived risks and benefits of the relevant product candidate or gene therapy generally, availability of competing therapies and trials, severity of the disease under investigation, need and length of time required to discontinue other potential therapies, availability of genetic testing, availability and proximity of trial sites for prospective subjects, ability to obtain subject consent and referral practices of physicians;

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

Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate in the United States or elsewhere, and the approval may be for a narrower indication than we seek.

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

Even though we have obtained orphan drug exclusivity for certain product candidates, that exclusivity may not effectively protect the product candidate from competition because the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

•

the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;

•	the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or
•	the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of orphan medicinal product.

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

Since inception, we have incurred cumulative net losses. We have historically financed our operations primarily through private and public offerings of our equity securities and licensing rights to our NAV Technology Platform. We have devoted substantially all of our efforts to licensing our NAV Technology Platform and to research and development, including preclinical and clinical development of our product candidates, as well as to building out our team. We expect that it could be several years, if ever, before we commercialize a product candidate. We license certain intellectual property related to our NAV Technology Platform to our NAV Technology Licensees. Our NAV Technology Licensees have multiple preclinical studies and clinical trials in progress. However, only one gene therapy product based on such licensing program, Novartis AG’s Zolgensma, has been approved or commercialized. Other than revenue in connection with sales of Zolgensma, we expect to generate only limited revenue, if any, in the near term from our current NAV Technology Licensees and any future NAV Technology Licensees. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue our research studies and preclinical and clinical development of our product candidates, including our lead product candidates;
•	initiate additional preclinical studies and clinical trials for our lead product candidates and future product candidates, if any;
•	initiate additional activities relating to manufacturing, including building out additional laboratory and manufacturing capacity;
•	seek to identify additional product candidates;
•	prepare our BLA and MAA for our lead product candidates and seek marketing approvals for any of our other product candidates that successfully complete clinical trials, if any;
•	further develop our NAV Technology Platform;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval, if any;
•	maintain, expand and protect our intellectual property portfolio and enforce our intellectual property rights; and
•	acquire or in-license other product candidates and technologies.

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

Many of these factors are outside of our control. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory and marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, and any commercial milestones or royalty payments under our licensing agreements, will be derived from or based on sales of products that may not be commercially available for many years, if at all. In addition, revenue from our NAV Technology Platform licensing is dependent in part on the clinical and commercial success of our licensing partners, including the commercialization of Zolgensma, and in part on maintaining our license agreements with our licensor partners, including GlaxoSmithKline LLC (GSK) and the University of Pennsylvania (Penn). Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

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

Risks Related to Third Parties

We rely on third parties to conduct certain preclinical research and development activities and aspects of our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the preclinical research and development activities and trials as required, our preclinical and clinical development programs could be delayed or unsuccessful.

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

For example, we are currently in arbitration with Abeona Therapeutics Inc. (Abeona) regarding a dispute under the License Agreement dated November 4, 2018 between the Company and Abeona, as amended on November 4, 2019 (the License Agreement), pursuant to which Abeona was required to make a payment of $8.0 million to us no later than April 1, 2020. Abeona failed to make this payment and we therefore delivered to Abeona a written demand for payment and breach notice in April 2020. Upon expiration of the applicable cure period under the License Agreement, which occurred on May 2, 2020, the License Agreement was terminated. Upon termination, all rights and licenses granted to Abeona under the License Agreement terminated and an additional $20.0 million fee that would have otherwise been due to us in November 2020 became payable within 15 days of the termination date. We have not received payment for any portion of the fees due from Abeona.

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

We currently have development, manufacturing and testing agreements with third parties to manufacture supplies of our product candidates, in addition to our internal manufacturing laboratory. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, a decline in stability of a product that reduces its shelf life, natural disasters, public health crises, disruption in utility services, human error or disruptions in the operations of suppliers.

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

We currently plan to have some of the material manufactured for our planned preclinical and clinical programs by third parties. We currently rely, and expect to continue to rely, on third parties for the production of a portion of our preclinical study and planned clinical trial materials and, therefore, we can control only certain aspects of their activities.

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

Failure to comply with ongoing manufacturing regulatory requirements could cause us to suspend production or put in place costly or time-consuming remedial measures, and shortages of resources or raw materials could result in delays in our research studies, preclinical and clinical development or marketing schedules.

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

Risks Related to the Commercialization of Our Product Candidates

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may be unable to generate any product revenue.

We currently have no products to sell and therefore no product sales and marketing organization. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any products we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaborations regarding one or more of our product candidates with other entities to utilize their marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any current licensees or future licensees or collaborators do not commit sufficient resources to commercialize our products, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.

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

•	unfavorable publicity and negative public opinion relating to product candidates or gene therapy generally, including due to serious adverse events in gene therapy trials; and
•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable. Our efforts to educate the medical community and third-party payors on the benefits of our lead product candidates or any future product candidates may require significant resources and may never be successful. In addition, our ability to successfully commercialize our product candidates will depend on our ability to differentiate our products from competing products and defend and enforce our intellectual property rights relating to our products. Additionally, if the market opportunities for our lead product candidates or any future product candidates are smaller than we believe they are, our product revenues may be harmed and our business may suffer.

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

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

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

If our employees, principal investigators, consultants or commercial partners engage in misconduct, or if we are unable to comply with federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws or other applicable laws or regulations, then we could face substantial penalties.

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

•

Other Modifications to HIPAA, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and health care providers;

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

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we believe we have not experienced any system failure, accident or security breach to date that has had a material effect on our business, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business or financial operations, including our licensing and development programs. Unauthorized disclosure of sensitive or confidential patient or employee data, including personally identifiable information, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, or unauthorized access to or through our information systems and networks, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation. Unauthorized disclosure of personally identifiable information could also expose us to sanctions for violations of data privacy laws and regulations around the world, especially since the regulatory environment surrounding data privacy laws are increasingly demanding, with frequent imposition of new and changing requirements. To the extent that any disruption or security breach results in a loss of, or damage to, our trade secrets, data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further licensing of our NAV Technology Platform and development and commercialization of our product candidates could be delayed. For example, the loss of, or damage to, clinical trial data for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Our computer systems or our business partners’ computer systems may be vulnerable to service interruption or destruction, malicious intrusion and random attack. Security breaches pose a risk that sensitive data, including intellectual property, trade secrets or personal information, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of service, social engineering and other means to affect service reliability, threaten data confidentiality, integrity and availability and fraudulently obtain funds. Our business partners face similar risks, and a security breach of their systems could adversely affect our security posture. While we continue to invest in data protection and information technology, including providing an information security training and compliance program to our employees, there can be no assurance that our efforts will prevent service interruptions or identify breaches in our systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm.

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

Our current revenues are derived from a concentrated customer base. Our revenues for the years ended December 31, 2020 and 2019 consisted solely of license and royalty revenue. One customer accounted for approximately 94% of our total revenues for the year ended December 31, 2020. Three customers accounted for approximately 92% of our total revenues for the year ended December 31, 2019. We expect future license and royalty revenue to be derived from a limited number of licensees. Future license and royalty revenue is uncertain due to the contingent nature of our licenses granted to third-parties.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. For example, we have filed a complaint for patent infringement against Sarepta Therapeutics, Inc. arising from its use of cultured host cell technology, which we believe is claimed in a patent we licensed from Penn, to make gene therapy products to treat Duchenne muscular dystrophy and Limb-girdle muscular dystrophy, among other products. Additionally, we have filed a complaint for patent infringement against Aldevron, LLC arising from its manufacture of cultured host cells containing certain recombinant nucleic acid molecules, which we believe are protected by another patent we licensed from Penn. Our litigations against Sarepta and Aldevron will have uncertain outcomes and may not result in the patent enforcement we desire.

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

Our intellectual property licenses with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology, increase our financial or other obligations to our licensors or other parties, or decrease financial or other obligations of our licensees.

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

For example, we have received correspondence from GSK and Penn questioning the amount of sublicense fees paid by us as well as the applicable Zolgensma royalty rate category under our license agreement with GSK. If the resolution of any potential dispute over such issues of interpretation is adverse to us, we could owe greater payments to GSK or Penn than we had previously expected, which could materially harm our financial condition.

As previously announced, on December 22, 2020, we entered into a royalty purchase agreement (the Purchase Agreement) with entities managed by Healthcare Royalty Management, LLC (collectively, HCR) providing for the acquisition by HCR of our interest in certain royalty payments based on net sales of Zolgensma. If it is determined that we owe greater royalty fees to GSK or Penn than we had previously expected based on our interpretation of the applicable license agreements, then pursuant to the Purchase Agreement, we would be obliged to compensate HCR such that their interest in certain royalty payments based on net sales of Zolgensma would not be reduced, which could materially harm our financial condition.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We have entered into license agreements with third parties and may need to obtain additional licenses from others to advance our research, to expand our licensing program or to allow commercialization of our product candidates. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our technology or product candidates or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to redesign our platform technology or to develop or commercialize the affected product candidates, which could materially harm our business. We cannot provide any assurances that third-party patents do not exist or will not be issued, which might be enforced against our current platform technology, manufacturing methods, product candidates or future methods or products, resulting in either an injunction prohibiting our licensing, manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

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

We sometimes collaborate with non-profit and academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Some of these institutions may provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate and our business, financial condition, results of operations and prospects could suffer.

We may not be able to protect our intellectual property rights in the United States and throughout the world.

Filing, prosecuting and defending patents on our platform technology or product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. Although our license agreements with GSK and Penn grant us worldwide rights, certain of our in-licensed U.S. patent rights lack corresponding foreign patents or patent applications. For example, under our license agreement with Minnesota, our rights are limited to those countries and territories, including the United States, in which a licensed patent has been issued and is unexpired or a licensed patent application is pending. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

The USPTO has issued a number of guidance memoranda and updates to instruct USPTO examiners on the ramifications of the Prometheus, Myriad and other court rulings and the application of the rulings to natural products and principles including all naturally occurring nucleic acids. USPTO guidance may be further updated in view of developments in the case law and in response to public feedback. Patents for certain of our product candidates contain claims related to specific DNA sequences that are naturally occurring and, therefore, could be the subject of future challenges made by third parties. In addition, USPTO guidance or changes in guidance or procedures issued by the USPTO could make it impossible for us to pursue similar patent claims in patent applications we may prosecute in the future.

We cannot assure you that our efforts to seek patent protection for our technology and products will not be negatively impacted by the decisions described above, rulings in other cases or changes in guidance or procedures issued by the USPTO. We cannot fully predict what ongoing impact the Supreme Court’s decisions in Prometheus and Myriad may have on the ability of life science companies to obtain or enforce patents relating to their products and technologies in the future. These decisions, the guidance issued by the USPTO and rulings in other cases or changes in USPTO guidance or procedures could materially harm our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

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

Risks Related to Ownership of Our Common Stock

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

We have raised significant capital through public offerings of our common stock in order to fund our operations, which has caused dilution to our stockholders. We may seek to raise additional capital through public or private equity offerings, debt financings, strategic partnerships, licensing arrangements or other means. We have an effective shelf registration statement on file with the SEC, which has allowed us, and could continue to allow us, to access capital in a timely manner. To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. Any future debt financing may involve covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments or engage in certain merger, consolidation, or asset sale transactions. In addition, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or products or otherwise agree to terms unfavorable to us.

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

Provisions in our restated certificate of incorporation and amended and restated bylaws and under Delaware law might discourage, delay or prevent a change in control of our company or changes in our board of directors and, therefore, depress our stock price.

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

Proxy contests have been waged against many companies in the biopharmaceutical industry over the last several years, and proxy advisory firms may recommend changes to our business operations, provisions in our restated certificate of incorporation or amended and restated bylaws, or the composition of our board of directors or its committees. If faced with a proxy contest or other type of stockholder activism, or a proxy advisory firm recommendation that is adverse to a management proposal, we may not be able to respond successfully to the contest or dispute, which could be disruptive to our business. Even if we are successful, our business could be adversely affected by such a contest or dispute involving us or our partners because:

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

Our corporate headquarters are currently located in Rockville, Maryland. We occupy approximately 19,000 square feet of office space at this location under a lease that expires in September 2021. We also occupy approximately 73,000 square feet of office and laboratory space at other locations in Rockville, Maryland, and 15,000 square feet of office space in New York, New York, under leases that expire at various dates through 2027, some of which are renewable for additional years.

In November 2018, we entered into a lease agreement, as amended, for approximately 177,0000 square feet of office, laboratory and manufacturing space at a new facility being constructed in Rockville, Maryland, which will serve as our future corporate, research and manufacturing headquarters. Construction of the facility is ongoing and we expect to begin utilizing the new headquarters facility in the first half of 2021. The lease for the new facility expires in September 2036, subject to certain extension and termination options that we hold under the lease agreement.

We believe that our facilities, including our future corporate, research and manufacturing headquarters, will be adequate to meet our operating needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding our legal proceedings with Abeona Therapeutics Inc., please refer to Note 10, “License and Royalty Revenue—Abeona Therapeutics Inc.,” to the accompanying audited consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “RGNX.”

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2015 and December 31, 2020, with the cumulative total return of (a) the Nasdaq Composite Index (^IXIC) and (b) the Nasdaq Biotechnology Index (^NBI), over the same period. This graph assumes the investment of $100 on December 31, 2015 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any.

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

Stock Performance Graph
RGNX
IXIC
NBI
$300
$250
$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
$273
$257
$134

Holders

As of February 25, 2021, there were six holders of record of our common stock. Because many shares of our common stock are held by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

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

We derived the consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 from our historical audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Years Ended December 31,
	2020 (a)	2019 (a)	2018 (a)	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenues	$154,567	$35,233	$218,505	$10,393	$4,589
Total operating expenses	273,800	184,231	130,405	86,278	69,929
Income (loss) from operations	(119,233)	(148,998)	88,100	(75,885)	(65,340)
Net income (loss)	(111,250)	(94,733)	99,937	(73,169)	(62,967)
Net income (loss) per share:
Basic	$(2.98)	$(2.58)	$2.99	$(2.45)	$(2.38)
Diluted	$(2.98)	$(2.58)	$2.73	$(2.45)	$(2.38)
Weighted-average common shares outstanding:
Basic	37,281	36,690	33,427	29,878	26,409
Diluted	37,281	36,690	36,648	29,878	26,409

(a)

Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition (Topic 605). The selected financial data for the years ended December 31, 2020, 2019 and 2018 is presented in accordance with the requirements of Topic 606, while the selected financial data for the years ended December 31, 2017 and 2016 is presented in accordance with the requirements of Topic 605 and, accordingly, may not be comparable.

	December 31,
	2020 (a)	2019 (a)	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$338,426	$69,514	$75,561	$46,656	$24,840
Marketable securities	184,123	330,481	395,019	129,738	134,126
Working capital	449,750	311,356	315,737	153,560	83,702
Total assets	708,164	497,908	543,814	198,677	172,732
Non-current liabilities	248,964	14,035	12,790	1,211	1,326
Total liabilities	330,411	47,711	34,966	15,648	10,995
Common stock and additional paid-in capital	667,185	627,814	592,584	371,500	276,357
Total stockholders’ equity	377,753	450,197	508,848	183,029	161,737

(a)

Effective January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) which supersedes the lease accounting requirements in ASC 840, Leases (Topic 840). The selected financial data as of December 31, 2020 and 2019 is presented in accordance with the requirements of Topic 842, while the selected financial data as of December 31, 2018, 2017 and 2016 is presented in accordance with the requirements of Topic 840 and, accordingly, may not be comparable.

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

For a full discussion and analysis of financial condition and results of operations for the year ended December 31, 2019, including a year-over-year comparison to the year ended December 31, 2018, please read the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2019, which we filed with the SEC on February 26, 2020.

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

In January 2021, we announced that we completed an End of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) to discuss the details of a pivotal program to support a Biologics License Application (BLA). The pivotal program is expected to support a Biologics License Application (BLA) filing in 2024. We plan to conduct two randomized, well-controlled clinical trials to evaluate the efficacy and safety of RGX-314 in patients with wet AMD, enrolling approximately 700 patients total. The first pivotal trial (ATMOSPHERETM) is active and enrolling patients. We plan to initiate the second pivotal trial in the second half of 2021.

In February 2021, we announced additional positive data from the patients enrolled in the ongoing Phase I/II trial of RGX-314 for the treatment of wet AMD and its Long-Term Follow-Up study. As of January 22, 2021, RGX-314 continued to be generally well-tolerated across all dose cohorts. Durable treatment effect was observed in patients in Cohorts 4 and 5 at 1.5 years after administration of RGX-314, including stable visual acuity, decreased retinal thickness, and reductions in anti-VEGF injection burden. Long-term, durable treatment effect was demonstrated in Cohort 3 over three years, including mean improvement in vision and stable retinal thickness, and reductions in anti-VEGF treatment burden.

In September 2020, we announced that the first patient had been dosed in AAVIATETM, a Phase II trial of the suprachoroidal delivery of RGX-314 using the SCS Microinjector for the treatment of wet AMD. In January 2021, we announced completion of enrollment in Cohort 1 of this trial, and we expect to report interim data from Cohort 1 in the third quarter of 2021. Enrollment of patients in Cohort 2 has begun and is expected to be complete in the second quarter of 2021.

In addition, we announced in December 2020 that the first patient had been dosed in ALTITUDETM, a Phase II trial of the suprachoroidal delivery of RGX-314 for the treatment of DR. Patient enrollment continues and we expect to complete enrollment of patients in Cohort 1 in mid-2021. We plan to report initial data from this trial in 2021.

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

Gene therapy programs for the potential treatment of rare monogenic diseases

•

RGX-202: We are developing RGX-202 for the treatment of Duchenne Muscular Dystrophy (DMD), a severe, progressive, degenerative muscle disease caused by mutations in the gene which encodes dystrophin, a protein involved in muscle cell structure and function. Without functional dystrophin protein, muscles throughout the body degenerate and become weak. We expect to submit an Investigational New Drug (IND) application for this program in mid-2021.

•

RGX-121: We are developing RGX-121 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type II (MPS II), a severe genetic lysosomal storage disease caused by deficiency of iduronate-2-sulfatase (I2S), an enzyme that is responsible for breakdown of cellular waste products. We are conducting a Phase I/II trial of RGX-121 in patients with MPS II under the age of 5 years old. As reported in February 2021, RGX-121 was well-tolerated in Cohorts 1 and 2 of the Phase I/II trial, and no drug-related SAEs were reported. Biomarker data from patients in both cohorts indicated encouraging signals of I2S enzyme activity in the CNS following one-time administration of RGX-121, with consistent reductions of HS and D2S6, a component of HS. Patients in Cohorts 1 and 2 also demonstrated continued neurocognitive development and evidence of I2S enzyme activity in plasma and urine following administration of RGX-121. We expect to begin dosing patients in the third dose cohort in the first quarter of 2021.

In addition, we plan to initiate a second Phase I/II trial of RGX-121 for the treatment of pediatric patients with MPS II ages 5-18 years old. We expect to begin dosing patients in this trial in the first half of 2021.

•

RGX-111: We are developing RGX-111 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type I (MPS I), a severe genetic lysosomal storage disease caused by deficiency of α-l-iduronidase (IDUA), an enzyme required for breakdown of cellular waste products. We have initiated a Phase I/II clinical trial for RGX-111.

•

RGX-181: We are developing RGX-181 for the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease, one of the most common forms of Batten disease, caused by mutations in the tripeptidyl peptidase 1 (TPP1) gene. We expect to submit an IND for the CNS delivery of RGX-181 in the first quarter of 2021, and plan to initiate enrollment in a Phase I/II trial in the first half of 2021.

•

RGX-381: We are developing RGX-381 for the treatment of ocular manifestations of CLN2 disease. We plan to submit an IND, or foreign equivalent, for the subretinal delivery of RGX-381 in the first half of 2021.

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

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of December 31, 2020, our NAV Technology Platform was being applied in one FDA approved product (Zolgensma®), and the preclinical and clinical development of more than 20 partnered programs in total. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform, and creating potential additional revenue.

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

The COVID-19 pandemic has caused delays to our clinical trials and may further delay or prevent us from proceeding with our clinical trials. Our other business initiatives, such as preclinical development and manufacturing operations, may also be affected by the COVID-19 pandemic. For example, the construction of our new headquarters, including our current good manufacturing practice production facility, has been delayed from our original estimates, and may be delayed further, due to various government orders and restrictions relating to the COVID-19 pandemic. In addition, if the business and operations of our licensees are adversely affected by the COVID-19 pandemic, our revenues could in turn be adversely affected. We are proactively taking measures to mitigate or reduce any adverse impact of the COVID-19 pandemic on the progress of our clinical trials and other business initiatives.

Our results of operations for the year ended December 31, 2020 were not significantly impacted by the COVID-19 pandemic. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition in the future is unknown at this time and will depend on future developments that are highly unpredictable. Please refer to the “Risk Factors” section of this Annual Report on Form 10-K for further discussion of the risks we face as a result of the COVID-19 pandemic.

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

Royalty revenue to date consists primarily of royalties on net sales of Zolgensma, which is marketed by Novartis Gene Therapies, Inc. (formerly AveXis, Inc.) (Novartis Gene Therapies), a wholly owned subsidiary of Novartis AG (Novartis), for the treatment of spinal muscular atrophy (SMA). Zolgensma is a licensed product under our license agreement with Novartis Gene Therapies for the development and commercialization of treatments for SMA.

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

We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	a Phase I/II clinical trial and associated long-term follow-up study to evaluate the safety and efficacy of the subretinal delivery of RGX-314 for the treatment of wet AMD;
•	pivotal trials (ATMOSPHERE and one additional pivotal trial) to evaluate the safety and efficacy of the subretinal delivery of RGX-314 for the treatment of wet AMD;
•	Phase II clinical trials to evaluate the safety and efficacy of the suprachoroidal delivery of RGX-314 using the SCS Microinjector for the treatment of wet AMD (AAVIATE) and DR (ALTITUDE);
•	preclinical research and development and a planned clinical trial for RGX-202 for the treatment of DMD;

•	Phase I/II clinical trials to evaluate the safety and efficacy of RGX-121 for the treatment of MPS II;
•	a Phase I/II clinical trial to evaluate the safety and efficacy of RGX-111 for the treatment of MPS I;
•	preclinical research and development and a planned Phase I/II clinical trial for RGX-181 for the treatment of CLN2 disease;
•	preclinical research and development and a planned clinical trial for RGX-381 for the treatment of ocular manifestations of CLN2 disease;
•	preclinical research and development for potential product candidates to treat HAE;
•	preclinical research and development for potential product candidates to treat neurodegenerative diseases, including tauopathies and alpha-synucleinopathies, under our collaboration with Neurimmune;
•

completion of a long-term follow-up study for patients dosed in the Phase I/II clinical trial for RGX-501, which has been discontinued, for the treatment of homozygous familial hypercholesterolemia (HoFH);

•	preclinical research and development for potential product candidates addressing other diseases across a range of therapeutics areas;
•	continued investment in advanced manufacturing analytics and process development activities; and
•	continued acquisition and manufacture of clinical trial materials in support of our anticipated clinical trials.

The following table summarizes our research and development expenses incurred during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Direct Expenses
RGX-314	$24,083	$20,713	$6,580
RGX-202	14,073	—	—
RGX-121	10,322	3,999	4,235
RGX-111	3,324	3,028	3,130
RGX-181 and RGX-381	7,463	7,602	4,399
Other product candidates	4,674	4,823	10,849
Total direct expenses	63,939	40,165	29,193
Unallocated Expenses
Platform and new technologies	24,936	21,083	12,431
Personnel-related	63,531	50,164	34,275
Facilities and depreciation expense	12,488	9,511	5,816
Other unallocated	1,400	3,262	2,158
Total unallocated expenses	102,355	84,020	54,680
Total research and development	$166,294	$124,185	$83,873

Direct expenses related to RGX-202 and RGX-381 are included in platform and new technologies for all periods through December 31, 2019. Direct expenses related to RGX-181 are included in platform and new technologies for all periods through June 30, 2018. Direct expenses related to RGX-501 are included in other product candidates for all periods presented. We have discontinued internal clinical development of RGX-501. Planned future costs related to RGX-501 primarily relate to the completion of a long-term follow-up study for patients dosed to date.

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

Interest Expense

Interest expense consists of non-cash interest imputed on the liability related to the sale of future Zolgensma royalties to entities managed by Healthcare Royalty Management, LLC (collectively, HCR). Non-cash interest expense is recognized using the effective interest method, based on our estimate of total royalty payments expected to be received by HCR under the royalty purchase agreement.

Critical Accounting Policies and Significant Judgments and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities for the periods presented. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities, and other reported amounts, that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

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

Performance obligations under our license agreements may include (i) the delivery of intellectual property licenses, (ii) options granted to licensees to acquire additional licenses, to the extent the options represent material rights to the licensee, and (iii) research and development services to be performed by us related to licensed products. At the inception of each license agreement which contains options for the licensee to acquire additional licenses, or contract renewal options, we evaluate the options to determine whether they provide material rights to the licensee. In making this determination, we consider whether the options are priced at a discount to the standalone selling price for the underlying licenses. If an option is priced at a discount to the standalone selling price for the underlying license, the option is considered to be a material right to the licensee and is accounted for as a separate performance obligation under the current license agreement. At the inception of each license agreement which contains performance obligations for research and development services, we evaluate whether the license is distinct from the research and development services, which requires judgment. In making this determination, we consider, among other things, the stage of development of the licensed products and whether the research and development services will significantly impact further development of the licensed products. If it is determined that the license if not distinct from the research and development services, the license is combined with the research and development services into a single performance obligation.

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

The transaction price for each license agreement is allocated to the underlying performance obligations based on their relative standalone selling prices and recognized as revenue when (or as) the performance obligations are satisfied. Consideration allocated to performance obligations for the delivery of an intellectual property license is recognized as revenue in full upon the delivery of the license to the licensee. Consideration allocated to performance obligations for license options is recognized as revenue in full upon the earlier of the option exercise or expiration. The exercise of a license option by a licensee is accounted for as a new license for revenue recognition purposes. Consideration allocated to performance obligations for research and development services is recognized as revenue as the services are performed by us.

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

Royalty revenue to date consists primarily of royalties on net sales of Zolgensma, which is a licensed product under our license agreement with Novartis Gene Therapies for the development and commercialization of treatments for SMA. We recognize royalty revenue from net sales of Zolgensma in the period in which the underlying products are sold by Novartis Gene Therapies, which in certain cases may require us to estimate royalty revenue for periods of net sales which have not yet been reported to us. Sales-based milestone payments related to net sales of Zolgensma are recognized as royalty revenue in the period in which the milestone is achieved.

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

Examples of estimated accrued research and development expenses include fees paid to:

•	contract research organizations and other vendors in connection with preclinical development and clinical studies;
•	contract manufacturing organizations and other vendors related to process development and manufacturing of materials for use in preclinical development and clinical studies; and
•	service providers for professional service fees such as consulting and other research and development related services.

Our understanding of the status and timing of services performed relative to the actual status and timing may vary and may result in us reporting changes in estimates in any particular period. To date, there have been no material differences from our estimates to the amount actually incurred.

Stock-based Compensation

We account for our stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires all stock-based awards to employees and nonemployees to be recognized as expense based on the grant date fair value of the awards. Our stock-based awards include stock options granted to employees and nonemployees, restricted stock units granted to employees and shares issued to employees under our employee stock purchase plan.

Our stock-based awards may be subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees and nonemployees with service-based vesting conditions is recognized on a straight-line basis based on the estimated grant date fair value over the requisite service period of the award, which is generally the vesting term. Compensation expense related to awards to employees and nonemployees with performance-based vesting conditions is recognized based on the estimated grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

We have elected to not estimate forfeitures of stock-based awards and to account for forfeitures as they occur.

We estimate the fair value of our stock option awards using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (i) the fair value of the underlying common stock, (ii) the expected stock price volatility, (iii) the expected term of the award, (iv) the risk-free interest rate and (v) expected dividends. We do not have sufficient historical and implied volatility data for our common stock necessary to estimate the expected the volatility of our common stock over a period of time commensurate with the expected term of our stock option awards. As a result, we estimate expected volatility based on the historical volatility of both our common stock and the common stock of a selected peer group of similar publicly traded companies for which sufficient historical volatility data is available. Due to the lack of historical volatility data for our common stock, we have historically placed a higher weight on the historical volatility of the selected peer group in estimating expected volatility and have increased the weight placed on the historical volatility of its common stock as more historical trading data has become available. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during a period equivalent to the expected term of the stock option awards. For the purpose of identifying the selected peer group companies, we consider characteristics such as enterprise value, risk profiles, position within the industry and length of historical share price information. We plan to continue using historical peer group volatility data as an input to estimate expected volatility until a sufficient amount of historical volatility data for our common stock becomes available. We estimate the expected term of our employee stock options using the “simplified” method, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option, due to our lack of sufficient historical data. For stock options granted to nonemployees, we use the contractual term of the award rather than expected term to estimate the fair value of the award. We estimate the risk-free interest rates for periods within the expected term of its options based on the rates of U.S. Treasury securities with maturity dates commensurate with the expected term of the associated awards. We assume a dividend yield of zero for our common stock as we have never paid dividends and do not expect to pay dividends for the foreseeable future.

We estimate the fair value of our restricted stock units based on the closing price of our common stock on the date of the grant.

Non-cash Interest Expense on Liability Related to Sale of Future Royalties

We recorded a liability for the net proceeds received from the sale of our Zolgensma royalty payments to HCR. The liability is amortized over the estimated life of the arrangement using the effective interest method. The total amount of royalty payments received by HCR under the agreement, less the net proceeds we received from the sale, is recorded as non-cash interest expense over the life of the arrangement. We estimate the effective interest rate based on our estimate of total future royalty payments to be received by HCR under the agreement. We reassess these estimates at each reporting date and adjust the effective interest rate and amortization of the liability on a prospective basis as necessary.

Income Taxes

As of December 31, 2020, we had federal net operating loss (NOL) carryforwards of $44.7 million, U.S. state NOL carryforwards of $79.7 million and federal and state research and development credit carryforwards of $48.0 million (net of unrecognized tax benefits of $0.1 million) which may be available to offset future income tax liabilities. A portion of our NOL and tax credit carryforwards as of December 31, 2020 may be carried forward indefinitely, with the remaining portion expiring at various dates between 2034 and 2040.

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

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, including our NOL and credit carryforwards. Based on our history of operating losses, we believe that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for our net deferred tax assets as of December 31, 2020 and 2019.

Recent Accounting Pronouncements

See Note 2 “Recent Accounting Pronouncements” in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a full description of accounting pronouncements which we have recently adopted and the impact to our financial statements upon adoption.

Results of Operations

Our consolidated results of operations were as follows:

	Years Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(in thousands)
Revenues
License and royalty revenue	$154,567	$35,233	$218,505	$119,334	$(183,272)
Total revenues	154,567	35,233	218,505	119,334	(183,272)
Operating Expenses
Cost of revenues	35,714	8,241	9,640	27,473	(1,399)
Research and development	166,294	124,185	83,873	42,109	40,312
General and administrative	63,817	51,815	36,850	12,002	14,965
Provision for credit losses and other	7,975	(10)	42	7,985	(52)
Total operating expenses	273,800	184,231	130,405	89,569	53,826
Income (loss) from operations	(119,233)	(148,998)	88,100	29,765	(237,098)
Other Income
Interest income from licensing	4,271	2,951	8,946	1,320	(5,995)
Investment income	9,723	48,559	7,070	(38,836)	41,489
Interest expense	(771)	—	—	(771)	—
Total other income	13,223	51,510	16,016	(38,287)	35,494
Income (loss) before income taxes	(106,010)	(97,488)	104,116	(8,522)	(201,604)
Income Tax Benefit (Expense)	(5,240)	2,755	(4,179)	(7,995)	6,934
Net income (loss)	$(111,250)	$(94,733)	$99,937	$(16,517)	$(194,670)

Comparison of the Years Ended December 31, 2020 and 2019

License and Royalty Revenue. License and royalty revenue increased by $119.3 million, from $35.2 million for the year ended December 31, 2019 to $154.6 million for the year ended December 31, 2020. The increase was primarily attributable to the following:

•	an increase of $40.8 million in Zolgensma royalty revenue, from $20.8 million in 2019 to $61.6 million in 2020, as commercial sales of Zolgensma did not commence until the second quarter of 2019; and
•

an $80.0 million milestone payment recognized as revenue upon the achievement of $1.0 billion in cumulative net sales of Zolgensma in the third quarter of 2020. Upon the achievement of this milestone, there are no further development or sales-based milestones remaining under the associated license agreement with Novartis Gene Therapies for the development and commercialization of treatments for SMA.

The decrease in license and royalty revenue from 2018 to 2019 was primarily attributable to non-recurring license revenue recognized in 2018 of $176.1 million under our license agreement with Novartis Gene Therapies for the development and commercialization of treatments for SMA, and $35.6 million under our November 2018 license agreement with Abeona Therapeutics Inc. (Abeona). The decrease was partially offset by $20.8 million of Zolgensma royalty revenue recognized in 2019, as commercial sales of Zolgensma did not commence until the second quarter of 2019.

Research and Development Expense. Research and development expenses increased by $42.1 million, from $124.2 million for the year ended December 31, 2019 to $166.3 million for the year ended December 31, 2020. The increase was primarily attributable to the following:

•

an increase of $13.2 million for personnel-related costs as a result of increased headcount of research and development personnel, including a $3.2 million increase in stock-based compensation expense;

•	an increase of $12.2 million for external costs associated with manufacturing-related services to support the ongoing development of our product candidates and process development activities;
•	an increase of $11.3 million for external costs associated with clinical trial and regulatory activities for our lead product candidates;
•

an increase of $4.5 million for laboratory costs and facilities used by research and development personnel, including a $0.8 million increase in depreciation expense allocated to research and development functions; and

•	an increase of $2.5 million for external costs associated with preclinical studies and other early-stage research and development.

General and Administrative Expense. General and administrative expenses increased by $12.0 million, from $51.8 million for the year ended December 31, 2019 to $63.8 million for the year ended December 31, 2020. The increase was primarily attributable to the following:

•	an increase of $8.8 million for professional services, primarily related to commercial consulting and legal services; and
•

an increase of $2.9 million for personnel-related costs as a result of increased headcount of general and administrative personnel, including a $1.8 million increase in stock-based compensation expense.

Provision for Credit Losses and Other. Provision for credit losses and other increased by $8.0 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase was primarily attributable to a provision for credit losses of $7.7 million recognized in 2020 related to our accounts receivable from Abeona. As of December 31, 2020, we had recorded gross accounts receivable from Abeona of $30.1 million and a related allowance for credit losses of $7.7 million. For further information regarding the provision for credit losses, refer to Note 10, “License and Royalty Revenue—Abeona Therapeutics Inc.” to the accompanying consolidated financial statements.

Investment Income. Investment income decreased by $38.8 million, from $48.6 million for the year ended December 31, 2019 to $9.7 million for the year ended December 31, 2020. The decrease was primarily attributable to net gains of $37.8 million recognized in 2019 related to our marketable equity securities of Prevail Therapeutics Inc. (Prevail), as compared to net gains of $4.8 million recognized in 2020 related to these securities. We acquired the securities as consideration for a license to the NAV Technology Platform granted to Prevail in August 2017. Prevail completed its initial public offering (IPO) in June 2019, prior to which the securities were accounted for as non-marketable equity securities without a readily determinable fair value and had a carrying value of $0.4 million. Upon Prevail’s IPO in June 2019, the securities were reclassified to marketable securities and subsequently measured at fair value at each reporting date. As of December 31, 2020, we had sold all of our Prevail securities. The change in investment income also includes a decrease of $6.0 million in interest income in 2020 as a result of reduced investments in marketable debt securities during the period.

Income Tax Benefit (Expense). Income tax expense increased by $8.0 million, from income tax benefit of $2.8 million for the year ended December 31, 2019 to income tax expense of $5.2 million for the year ended December 31, 2020. The change was primarily attributable to an increase in U.S. state income taxes, largely driven by the sale of our Zolgensma royalties to HCR in 2020. The royalty purchase agreement was treated as a sale for income tax purposes, resulting in an unfavorable temporary difference in taxable income of $184.1 million in 2020 related to the transaction. The taxable income from the royalty sale resulted in current income tax expense in various states where our NOL carryforwards were insufficient to absorb the full amount of our taxable income for the period. Taxable income in 2020 was further increased by gains realized on the sale of our Prevail securities during the period.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $522.5 million, which were primarily derived from the sale of our common stock, license and royalty revenue and the monetization of our Zolgensma royalty stream. We expect that our cash, cash equivalents and marketable securities as of December 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan. Our recent sources of liquidity include the following events and transactions:

•

In December 2020, we entered into a royalty purchase agreement with HCR to monetize a portion of our Zolgensma royalty stream. Under the agreement, we received a gross up-front payment of $200.0 million from HCR in December 2020. In exchange, HCR received the rights to a capped amount of Zolgensma royalty payments under our license agreement with Novartis Gene Therapies, including a portion of the royalty payments we received in the fourth quarter of 2020. The aggregate net proceeds received from the sale were $192.5 million, net of a $4.0 million deduction from the purchase price as payment for the pledged royalties we received in the fourth quarter of 2020 and other transaction costs payable by us.

•

Novartis Gene Therapies launched commercial sales of Zolgensma in the second quarter of 2019, upon which the we began recognizing royalty revenue on net sales of the licensed product. In accordance with the license agreement, Novartis Gene Therapies was obligated to pay a sales-based milestone fee of $80.0 million to us upon the achievement of $1.0 billion in cumulative net sales of licensed products. Novartis Gene Therapies achieved cumulative net sales of Zolgensma of $1.0 billion in third quarter of 2020 and we received payment of the $80.0 million milestone fee in October 2020. Upon the achievement of this milestone, there are no further development or sales-based milestones remaining under the associated license agreement with Novartis Gene Therapies for the development and commercialization of treatments for SMA.

•

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

In addition to the sources of liquidity listed above, in January 2021, we completed a public offering of 4,899,000 shares of our common stock (inclusive of 639,000 shares pursuant to the full exercise by the underwriters of their option to purchase additional shares) at a price of $47.00 per share. The aggregate net proceeds from the offering, inclusive of the underwriters’ option exercise, were $216.1 million, net of underwriting discounts and commissions and offering expenses payable by us.

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

Cash Flows

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$(54,061)	$(107,705)	$104,648
Net cash provided by (used in) investing activities	122,759	93,559	(279,358)
Net cash provided by financing activities	200,214	8,376	204,443
Net increase (decrease) in cash and cash equivalents and restricted cash	$268,912	$(5,770)	$29,733

Cash Flows from Operating Activities

Our net cash used in operating activities for the year ended December 31, 2020 decreased by $53.6 million from the year ended December 31, 2019. The decrease was driven largely by an increase in revenues of $119.3 million in 2020, primarily attributable to Zolgensma royalties and the sales-based milestone payment of $80.0 million related to net sales of Zolgensma. The decrease was partially offset by an increase in operating expenses of $89.6 million in 2020, primarily attributable to increased employee headcount and external research and development expenses. We expect to continue to incur net cash out outflows from operations for the foreseeable future as we continue the development and advancement of our lead product candidates and other research programs.

For the year ended December 31, 2020, our net cash used in operating activities of $54.1 million consisted of a net loss of $111.3 million, offset by $43.0 million in adjustments for non-cash items and changes in working capital of $14.2 million. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $31.9 million, depreciation and amortization expense of $8.4 million and a provision for credit losses of $7.7 million related to our accounts receivable from Abeona. The changes in working capital include a $17.4 million increase in accrued expenses and other current liabilities which was largely driven by increases in sublicense fees payable to licensors, accrued external research and development expenses, income taxes payable and accrued personnel costs. The changes in working capital were partially offset by an increase in accounts receivable of $9.9 million which was largely driven by an increase in Zolgensma royalties receivable as of December 31, 2020. Other changes in working capital were incurred in the normal course of business, primarily as a result of differences in the timing of payments to personnel and external service providers and the period in which such costs are incurred.

For the year ended December 31, 2019, our net cash used in operating activities of $107.7 million consisted of a net loss of $94.7 million, $7.6 million in adjustments for non-cash items and changes in working capital of $5.3 million. Adjustments for non-cash items primarily consisted of net gains on our marketable equity securities of Prevail of $37.8 million, imputed interest earned from our license agreements of $3.0 million and net accretion of discounts on marketable debt securities of $1.2 million, and were partially offset by stock-based compensation expenses of $26.9 million and depreciation and amortization expense of $7.2 million. The changes in working capital include an increase in accounts receivable of $8.6 million, which was largely driven by royalties on net sales of Zolgensma for the fourth quarter of 2019 recorded as accounts receivable as of December 31, 2019. Other changes in working capital were incurred in the normal course of business, primarily as a result of differences in the timing of payments to personnel and external service providers and the period in which such costs are incurred.

Cash Flows from Investing Activities

For the year ended December 31, 2020, net cash provided by investing activities consisted of $272.7 million in sales and maturities of marketable securities, offset by $123.0 million to purchase marketable securities and $26.9 million to purchase property and equipment. The majority of our capital expenditures in 2020 were related to the build out of our future corporate, manufacturing and research headquarters at 9804 Medical Center Drive in Rockville, Maryland. We expect capital expenditures to continue to increase in 2021 as a result of the continued build out of this facility. Total remaining capital expenditures related to the build out of the facility at 9804 Medical Center Drive, net of amounts to be reimbursed by the landlord under our tenant improvement allowance, are expected to be in the middle to upper double-digit millions (USD) and are expected to be incurred into 2022. However, the actual amount and timing of these capital expenditures are uncertain and may differ materially from our current estimates.

For the year ended December 31, 2019, net cash provided by investing activities consisted of $296.0 million in sales and maturities of marketable securities, offset by $190.7 million to purchase marketable securities and $11.7 million to purchase property and equipment.

Cash Flows from Financing Activities

For the year ended December 31, 2020, net cash provided by financing activities consisted of $192.8 million in net proceeds received from the sale of future Zolgensma royalties to HCR, net of transaction costs we paid during the period, and $7.4 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

For the year ended December 31, 2019, net cash provided by financing activities consisted of $8.4 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $289.1 million as of December 31, 2020. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect our capital expenditures will continue to increase due to costs associated with building out additional office, laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts, particularly with respect to the build out of our facility at 9804 Medical Center Drive as discussed above. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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

Our commitments also include obligations to our licensors under our in-license agreements, which may include sublicense fees, milestones fees, royalties and reimbursement of patent maintenance costs. Sublicense fees are due to the licensors when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license fees we receive from the sublicensees. Based on license fees we have received from sublicensees or recorded as accounts receivable as of December 31, 2020, we had accrued $2.5 million of sublicense fees payable to our licensors, of which $2.0 million was expected to be paid within 12 months and $0.5 million was expected to be paid in periods beyond 12 months. The actual amount of sublicense fees payable in future periods could differ materially if new licenses are granted to sublicensees, existing licenses are terminated by sublicensees or if certain other contingent consideration, such as milestone payments, is received from sublicensees in the future. Milestone fees are payable by us upon our future achievement of certain development and regulatory milestones. Royalties are payable by us based on a percentage of net sales of licensed products. Maintenance costs are reimbursements to the licensors for maintaining licensed patents. Amounts due to our licensors in future periods are not fixed and determinable and therefore are not included in the table below.

Under the terms of our royalty purchase agreement with HCR, our future Zolgensma royalties, less amounts payable by us to certain licensors, will be payable to HCR up to a specified capped amount. As of December 31, 2020, the total amount of future Zolgensma royalties to be paid to HCR under the agreement was $256.0 million if paid by November 7, 2024, or $296.0 million if paid after that date. We have no obligation to repay any amounts to HCR if total future Zolgensma royalty payments are not sufficient to repay these amounts. The amount and timing of these royalty payments are not fixed and determinable and therefore are not included in the table below.

We have entered into a number of long-term operating leases for office and laboratory space in Rockville, Maryland and New York, New York, as well as a number of laboratory and other equipment leases. The table below includes the future minimum lease payments under our lease agreements.

The following table summarizes our contractual obligations as of December 31, 2020, excluding the items discussed above related to vendor contracts, purchase commitments, license commitments and royalty sale obligations:

			2022 and	2024 and	2026 and
	Total	2021	2023	2025	Thereafter
	(in thousands)
Future minimum lease payments	$131,739	$4,155	$14,692	$19,744	$93,148
Total contractual obligations	$131,739	$4,155	$14,692	$19,744	$93,148

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to interest rate risk results from the cash equivalents and marketable securities in our investment portfolio. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. At any time, significant changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. As of December 31, 2020 and 2019, we had cash, cash equivalents and marketable securities of $522.5 million and $400.0 million, respectively. Our cash equivalents and marketable securities as of December 31, 2020 consisted of money market mutual funds, U.S. government and federal agency securities, certificates of deposit, corporate bonds and municipal securities. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2020, we estimate that the increase in interest rates would have resulted in a hypothetical decline of $1.0 million in the net fair value of our interest-sensitive securities.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2020, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in the COSO 2013 framework.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which accompanies our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item will be included in our proxy statement for the 2021 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 (2021 Proxy Statement) under the headings “Election of Directors,” “Information about our Executive Officers” and “Corporate Governance” and is incorporated herein by reference.

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

The information required by this item will be included in our 2021 Proxy Statement under the headings “Corporate Governance,” “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our 2021 Proxy Statement under the headings “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our 2021 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our 2021 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

REGENXBIO INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of REGENXBIO Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of REGENXBIO Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

License revenue- Substantive Termination Penalties

As described in Notes 2 and 10 to the consolidated financial statements, at the inception of each license agreement, management determines the contract term for purposes of applying the requirements of generally accepted accounting policies relevant to revenue recognition. Licenses are generally terminable at the option of the licensee with advance notice to the Company. For each license granted, including licenses granted upon the exercise of license options, management evaluates these termination rights to determine whether a substantive termination penalty would be incurred by the licensee upon termination. If the licensee incurs a substantive termination penalty upon termination, the contract term for revenue recognition purposes is generally equal to the stated term of the license, which is the life of the underlying licensed patents. Alternatively, if the licensee does not incur a substantive termination penalty upon termination, the contract term for revenue recognition purposes may be shorter than the stated term of the license, in which case the termination rights may be accounted for as contract renewal options. The determination of whether a substantive termination penalty is associated with the termination rights requires significant judgment. In making this determination, management considers, among other things, the nature of the intellectual property rights that would be returned to the Company upon termination, including the exclusivity of the licensed rights and the stage of development of the licensed products, the payment terms, including the amount and timing of non-refundable or guaranteed payments, and the business purpose of the termination rights granted to the licensee. Generally, the most significant judgment in determining whether a substantive termination penalty exists relates to the amount of any up-front or guaranteed non-refundable payments relative to the amount of annual payments that may be avoided by the licensee upon termination of the license. Management considers all of the facts and circumstances relevant to each license when making this determination. License revenue makes up a portion of the Company’s consolidated license and royalty revenue of $154.6 million for the year ended December 31, 2020.

The principal considerations for our determination that performing procedures relating to license revenue, specifically substantive termination penalties, is a critical audit matter are the significant judgment by management in determining whether each license granted, including licenses granted upon the exercise of license options, had substantive termination penalties used to determine the contract term for revenue recognition. This in turn led to significant auditor judgment, subjectivity and effort in performing procedures to evaluate the audit evidence obtained relating to management’s determination of the existence of a substantive termination penalty in license revenue agreements.

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

Arlington, Virginia

March 1, 2021

We have served as the Company’s auditor since 2015.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$338,426	$69,514
Marketable securities	137,314	226,696
Accounts receivable (net of allowance of $7,678 as of December 31, 2020)	42,999	38,148
Prepaid expenses	10,505	6,475
Other current assets	1,953	4,199
Total current assets	531,197	345,032
Marketable securities	46,809	103,785
Accounts receivable	3,267	4,155
Property and equipment, net	56,467	28,973
Operating lease right-of-use assets	63,815	10,078
Restricted cash	1,330	1,330
Other assets	5,279	4,555
Total assets	$708,164	$497,908
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,622	$6,409
Accrued expenses and other current liabilities	49,082	24,846
Deferred revenue	449	—
Operating lease liabilities	2,500	2,421
Liability related to sale of future royalties	18,794	—
Total current liabilities	81,447	33,676
Deferred revenue	3,783	3,333
Operating lease liabilities	70,153	8,874
Liability related to sale of future royalties	174,504	—
Other liabilities	524	1,828
Total liabilities	330,411	47,711
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at December 31, 2020 and December 31, 2019; 37,476 and 36,992 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	667,181	627,810
Accumulated other comprehensive income (loss)	(360)	205
Accumulated deficit	(289,072)	(177,822)
Total stockholders’ equity	377,753	450,197
Total liabilities and stockholders’ equity	$708,164	$497,908

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Revenues
License and royalty revenue	$154,567	$35,233	$218,505
Total revenues	154,567	35,233	218,505
Operating Expenses
Cost of revenues	35,714	8,241	9,640
Research and development	166,294	124,185	83,873
General and administrative	63,817	51,815	36,850
Provision for credit losses and other	7,975	(10)	42
Total operating expenses	273,800	184,231	130,405
Income (loss) from operations	(119,233)	(148,998)	88,100
Other Income
Interest income from licensing	4,271	2,951	8,946
Investment income	9,723	48,559	7,070
Interest expense	(771)	—	—
Total other income	13,223	51,510	16,016
Income (loss) before income taxes	(106,010)	(97,488)	104,116
Income Tax Benefit (Expense)	(5,240)	2,755	(4,179)
Net income (loss)	$(111,250)	$(94,733)	$99,937
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net	(565)	885	(5)
Total other comprehensive income (loss)	(565)	885	(5)
Comprehensive income (loss)	$(111,815)	$(93,848)	$99,932

Net income (loss) per share:
Basic	$(2.98)	$(2.58)	$2.99
Diluted	$(2.98)	$(2.58)	$2.73
Weighted-average common shares outstanding:
Basic	37,281	36,690	33,427
Diluted	37,281	36,690	36,648

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2017	31,295	$3	$371,497	$(715)	$(187,756)	$183,029
Adoption of ASU 2014-09 (Topic 606)	—	—	—	—	4,803	4,803
Issuance of common stock upon public offering, net of transaction costs of $12,728	3,105	1	189,096	—	—	189,097
Exercise of stock options	1,683	—	14,499	—	—	14,499
Issuance of common stock under employee stock purchase plan	37	—	847	—	—	847
Stock-based compensation expense	—	—	16,641	—	—	16,641
Unrealized loss on available-for-sale securities, net	—	—	—	(5)	—	(5)
Net income	—	—	—	—	99,937	99,937
Balances at December 31, 2018	36,120	4	592,580	(720)	(83,016)	508,848
Adoption of ASU 2016-02 (Topic 842)	—	—	—	—	(33)	(33)
Adoption of ASU 2018-02	—	—	—	40	(40)	—
Vesting of restricted stock units	40	—	—	—	—	—
Exercise of stock options	796	—	7,062	—	—	7,062
Issuance of common stock under employee stock purchase plan	36	—	1,314	—	—	1,314
Stock-based compensation expense	—	—	26,854	—	—	26,854
Unrealized gain on available-for-sale securities, net	—	—	—	885	—	885
Net loss	—	—	—	—	(94,733)	(94,733)
Balances at December 31, 2019	36,992	4	627,810	205	(177,822)	450,197
Exercise of stock options	428	—	5,623	—	—	5,623
Issuance of common stock under employee stock purchase plan	55	—	1,799	—	—	1,799
Stock-based compensation expense	—	—	31,949	—	—	31,949
Unrealized loss on available-for-sale securities, net	—	—	—	(565)	—	(565)
Net loss	—	—	—	—	(111,250)	(111,250)
Balances at December 31, 2020	37,476	$4	$667,181	$(360)	$(289,072)	$377,753

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$(111,250)	$(94,733)	$99,937
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation expense	31,949	26,854	16,641
Depreciation and amortization	8,407	7,152	3,982
Provision for credit losses	7,678	—	—
Net amortization of premiums (accretion of discounts) on marketable securities	1,083	(1,196)	755
Net realized and unrealized losses (gains) on marketable securities	(4,918)	(37,774)	39
Imputed interest income from licensing	(2,163)	(2,951)	(8,946)
Non-cash interest expense	771	—	—
Other non-cash adjustments	163	268	14
Changes in operating assets and liabilities
Accounts receivable	(9,898)	(8,622)	(16,803)
Prepaid expenses	(4,030)	(973)	(400)
Other current assets	2,341	(499)	(2,069)
Operating lease right-of-use assets	3,219	2,431	—
Other assets	399	(2,694)	(1,453)
Accounts payable	3,873	1,528	(218)
Accrued expenses and other current liabilities	17,400	6,882	7,582
Deferred revenue	—	(600)	3,933
Operating lease liabilities	2,139	(2,255)	—
Deferred rent	—	—	(32)
Other liabilities	(1,224)	(523)	1,686
Net cash provided by (used in) operating activities	(54,061)	(107,705)	104,648
Cash flows from investing activities
Purchases of marketable debt securities	(123,041)	(190,735)	(445,829)
Maturities of marketable debt securities	233,468	289,994	179,749
Sales of marketable debt securities	2,287	—	—
Sales of marketable equity securities	36,914	6,020	—
Purchases of property and equipment	(26,869)	(11,720)	(13,278)
Net cash provided by (used in) investing activities	122,759	93,559	(279,358)
Cash flows from financing activities
Proceeds from exercise of stock options	5,623	7,062	14,499
Proceeds from issuance of common stock under employee stock purchase plan	1,799	1,314	847
Proceeds from public offerings of common stock, net of underwriting discounts and commissions	—	—	189,716
Issuance costs for public offerings of common stock	—	—	(619)
Proceeds from sale of future royalties	196,000	—	—
Transaction costs for sale of future royalties	(3,208)	—	—
Net cash provided by financing activities	200,214	8,376	204,443
Net increase (decrease) in cash and cash equivalents and restricted cash	268,912	(5,770)	29,733
Cash and cash equivalents and restricted cash
Beginning of period	70,844	76,614	46,881
End of period	$339,756	$70,844	$76,614
Supplemental cash flow information
Cash paid (received) for income taxes	$(191)	$904	$3,443
Supplemental disclosures of non-cash investing and financing activities
Additions to property and equipment through accounts payable and accrued expenses	$6,812	$1,572	$—
Non-cash additions to property and equipment through tenant improvement allowance	$2,263	$—	$—
Assets acquired under financing lease obligation	$—	$—	$5,854
Non-cash consideration received for licenses granted	$1,123	$—	$—
Transaction costs for sale of future royalties in accounts payable and accrued expenses	$265	$—	$—

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

As of December 31, 2020, the Company had generated an accumulated deficit of $289.1 million since inception. As the Company has incurred cumulative losses since inception, transition to recurring profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability, and unless and until it does, the Company will continue to need to raise additional capital, to the extent possible. As of December 31, 2020, the Company had cash, cash equivalents and marketable securities of $522.5 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

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

Foreign Currency Transactions

The functional currency of the Company and its consolidated subsidiaries is the U.S. dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in currencies other than the U.S. dollar are included in results of operations as incurred.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities for the periods presented. Management bases its estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities, and other reported amounts, that are not readily apparent from other sources. Actual results may differ materially from these estimates. Significant estimates are used in the following areas, among others: license and royalty revenue, the allowance for credit losses, accrued research and development expenses and other accrued liabilities, stock-based compensation expense, income taxes and the fair value of financial instruments.

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

Segment and Geographical Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s CODM, its Chief Executive Officer, views its operations and manages its business as one operating segment.

The Company’s revenues consist of license and royalty revenue. For the year ended December 31, 2020, 80% of the Company’s revenues were attributed to the U.S. and no other countries were attributed 10% or more of the Company’s revenues. For the year ended December 31, 2019, 90% of the Company’s revenues were attributed to the U.S. and no other countries were attributed 10% or more of the Company’s revenues. For the year ended December 31, 2018, 99% of the Company’s revenue were attributed to the U.S. The country of origin for license revenue is determined based on the country of domicile of the licensee. The country of origin for royalty revenue is determined based on the location of the underlying net sales of licensed products. The substantial majority of the Company’s assets reside in the U.S.

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

	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$338,426	$69,514	$75,561
Restricted cash	1,330	1,330	1,053
Total cash and cash equivalents and restricted cash	$339,756	$70,844	$76,614

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

At each reporting date, the Company evaluates available-for-sale debt securities which have an amortized cost basis in excess of the fair value of the security to determine if the unrealized loss or any potential credit losses should be recognized in results of operations. If the Company does not have the intent and ability to hold the security until recovery of the unrealized loss, the difference between the fair value and amortized cost basis of the security is charged to results of operations resulting in a new amortized cost basis of the security. If the Company has the intent and ability to hold the security until recovery of the unrealized loss, the security is evaluated for potential credit losses. If a credit loss is deemed to exist, the credit loss is recognized in results of operations and an allowance for credit losses is recorded against the amortized cost basis of the security. In determining whether a credit loss exists related to impaired available-for-sale debt securities, the Company considers, among other factors, the extent of the unrealized loss relative to the amortized cost basis, the credit rating of the issuer and any recent changes thereto, current and expected future economic conditions, and any adverse events or other changes in circumstances that have occurred which may indicate a potential credit loss. The Company did not record an allowance for credit losses on its available-for-sale debt securities as of December 31, 2020 or 2019.

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

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances, and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. Please refer to Note 10 for further information regarding the allowance for credit losses related to accounts receivable.

Concentrations of Credit Risk and Off-balance Sheet Risk

Cash and cash equivalents, marketable debt securities and accounts receivable are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at multiple financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. The Company’s marketable debt securities consist of investment grade securities and may be subject to concentrations of credit risk. The Company has adopted an investment policy which limits potential concentrations of investments and establishes minimum acceptable credit ratings, thereby reducing credit risk exposure. With the exception of accounts receivable from Abeona Therapeutics Inc. (Abeona), as discussed further in Note 10, the Company believes that it is not exposed to significant credit risk related to accounts receivable due to the credit quality and history of collections from its significant customers, and the Company is unaware of any concentrations of credit risk related to accounts receivable from significant customers with deteriorated credit quality. The Company has no financial instruments with off-balance sheet risk of loss.

The following table summarizes those customers who represented at least 10% of revenues or total net accounts receivable for the periods presented:

	Revenues			Accounts Receivable, Net
	Years Ended December 31,			December 31,
	2020	2019	2018	2020	2019
Customer A	94%	69%	81%	44%	28%
Customer B	*	*	16%	48%	62%
Customer C	*	13%	*	*	*
Customer D	*	10%	*	*	*

*	Represented less than 10%

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) which supersedes the lease accounting requirements in Accounting Standards Codification (ASC) 840, Leases (Topic 840). Please refer to Recent Accounting Pronouncements below for additional information on the adoption of Topic 842 and the associated impact to the Company’s consolidated financial statements.

Under Topic 842, the Company classifies its leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, the Company records a right-of-use asset and a lease liability for all leases with a term greater than 12 months. All of the Company’s leases as of December 31, 2020 and 2019 have been classified as operating leases. Operating lease expense is recognized on a straight-line basis over the term of the lease, with the exception of variable lease expenses which are recognized as incurred.

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

Estimated Useful Life
Computer equipment and software	3 years
Furniture and fixtures	5 years
Laboratory and manufacturing equipment	5 to 15 years
Leasehold improvements	Shorter of lease term or estimated useful life

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to estimated future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses on long-lived assets were recorded during the years ended December 31, 2020, 2019 and 2018.

Non-marketable Equity Securities

The Company’s non-marketable equity securities consist of equity investments in other entities in which the Company’s ownership interest is below 20% and the Company does not have significant influence over the operations of the entity, or for which the equity securities are not common stock or in-substance common stock. The Company’s non-marketable equity securities do not have readily determinable fair values and are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. Please refer to Note 4 for further information on non-marketable equity securities.

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

Liability Related to Sale of Future Royalties

As discussed in Note 7, the Company recorded a liability for the net proceeds received from the sale of its Zolgensma royalty payments to entities managed by Healthcare Royalty Management, LLC (collectively, HCR). The liability is accounted for as debt since the return to HCR is explicitly capped under the royalty purchase agreement, and is amortized over the estimated life of the arrangement using the effective interest method. The total amount of royalty payments received by HCR under the agreement, less the net proceeds received by the Company, is recorded as non-cash interest expense over the life of the arrangement. The Company estimates the effective interest rate based on its estimate of total royalty payments to be received by HCR under the agreement. The Company reassesses these estimates at each reporting date and adjusts the effective interest rate and amortization of the liability on a prospective basis as necessary.

Due to its continuing involvement in the underlying license agreement with Novartis Gene Therapies, Inc. (formerly AveXis, Inc.), the Company continues to recognize royalty revenue on net sales of Zolgensma and records the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the royalty purchase agreement. The portion of the liability related to the sale of future royalties which is expected to be amortized within 12 months of the reporting date is recorded as a current liability, with the remaining portion of the liability recorded as a non-current liability.

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

Performance obligations under the Company’s license agreements may include (i) the delivery of intellectual property licenses, (ii) options granted to licensees to acquire additional licenses, to the extent the options represent material rights to the licensee, and (iii) research and development services to be performed by the Company related to licensed products. At the inception of each license agreement which contains options for the licensee to acquire additional licenses, or contract renewal options, the Company evaluates the options to determine whether they provide material rights to the licensee. In making this determination, the Company considers whether the options are priced at a discount to the standalone selling price for the underlying licenses. If an option is priced at a discount to the standalone selling price for the underlying license, the option is considered to be a material right to the licensee and is accounted for as a separate performance obligation under the current license agreement. At the inception of each license agreement which contains performance obligations for research and development services, the Company evaluates whether the license is distinct from the research and development services, which requires judgment. In making this determination, the Company considers, among other things, the stage of development of the licensed products and whether the research and development services will significantly impact further development of the licensed products. If it is determined that the license if not distinct from the research and development services, the license is combined with the research and development services into a single performance obligation.

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

The transaction price for each license agreement is allocated to the underlying performance obligations based on their relative standalone selling prices and recognized as revenue when (or as) the performance obligations are satisfied. Consideration allocated to performance obligations for the delivery of an intellectual property license is recognized as revenue in full upon the delivery of the license to the licensee. Consideration allocated to performance obligations for license options is recognized as revenue in full upon the earlier of the option exercise or expiration. The exercise of a license option by a licensee is accounted for as a new license for revenue recognition purposes. Consideration allocated to performance obligations for research and development services is recognized as revenue as the services are performed by the Company.

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

Royalty revenue to date consists primarily of royalties on net sales of Zolgensma, which is a licensed product under the Company’s license agreement with Novartis Gene Therapies, Inc. (formerly AveXis, Inc.) (Novartis Gene Therapies), a wholly owned subsidiary of Novartis AG (Novartis), for the development and commercialization of treatments for spinal muscular atrophy (SMA). The Company recognizes royalty revenue from net sales of Zolgensma in the period in which the underlying products are sold by Novartis Gene Therapies, which in certain cases may require the Company to estimate royalty revenue for periods of net sales which have not yet been reported to the Company. Sales-based milestone payments related to net sales of Zolgensma are recognized as royalty revenue in the period in which the milestone is achieved.

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

Research and Development Expenses

Research and development costs are expensed as incurred in performing research and development activities. Advance payments for goods or services related to research and development activities are deferred and expensed as the goods are delivered or the services are performed. Research and development costs include salaries, benefits and other personnel costs, laboratory and facilities costs, allocated overhead costs, license and milestone fees, and costs of goods and services associated with preclinical research and clinical trial activities, associated manufacturing-related activities, regulatory activities and other related services performed by third-parties. At the end of each reporting period, the Company compares payments made to third-party service providers to the estimated expenses incurred based on the services provided and progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the estimated expenses incurred, the Company may record net prepaid or accrued research and development expenses relating to these costs. Up-front fees incurred in obtaining technology licenses, as well as milestone payments to licensors, are charged to research and development expense as incurred if the technology licensed has no alternative future use.

Collaborative Arrangements

The Company evaluates its collaboration arrangements to determine whether they are within the scope of ASC 808, Collaborative Arrangements (Topic 808). Such arrangements are within the scope of Topic 808 if they involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This evaluation is performed throughout the life of the arrangement based on any changes in the roles and responsibilities of the parties under the arrangement. For arrangements that meet the criteria of a collaborative arrangement under Topic 808, the Company identifies the various transactions with the counterparty and determines if any unit of account is more reflective of a transaction with a customer and therefore should be accounted for within the scope of Topic 606. For transactions that are accounted for pursuant to Topic 808, an appropriate method of recognition and presentation is determined and consistently applied. For such transactions, amounts owed to collaboration partners for development activities performed are recognized as research and development expenses as incurred by the collaboration partner. Amounts owed to the Company from collaboration partners for development activities performed are recognized as a reduction of research and development expenses as incurred by the Company. For transactions that are accounted for pursuant to Topic 606, the Company applies the five-step model as described in its revenue recognition policies.

Stock-based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires all stock-based awards to employees and nonemployees to be recognized as expense based on the grant date fair value of the awards. The Company’s stock-based awards include stock options granted to employees and nonemployees, restricted stock units granted to employees and shares issued to employees under its employee stock purchase plan.

The Company’s stock-based awards may be subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees and nonemployees with service-based vesting conditions is recognized on a straight-line basis based on the estimated grant date fair value over the requisite service period of the award, which is generally the vesting term. Compensation expense related to awards to employees and nonemployees with performance-based vesting conditions is recognized based on the estimated grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

The Company has elected to not estimate forfeitures of stock-based awards and to account for forfeitures as they occur.

The Company estimates the fair value of its stock option awards using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (i) the fair value of the underlying common stock, (ii) the expected stock price volatility, (iii) the expected term of the award, (iv) the risk-free interest rate and (v) expected dividends. The Company does not have sufficient historical and implied volatility data for its common stock necessary to estimate the expected the volatility of its common stock over a period of time commensurate with the expected term of its stock option awards. As a result, the Company estimates expected volatility based on the historical volatility of both its common stock and the common stock of a selected peer group of similar publicly traded companies for which sufficient historical volatility data is available. Due to the lack of historical volatility data for its common stock, the Company has historically placed a higher weight on the historical volatility of the selected peer group in estimating expected volatility and has increased the weight placed on the historical volatility of its common stock as more historical trading data has become available. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during a period equivalent to the expected term of the stock option awards. For the purpose of identifying the selected peer group companies, the Company considers characteristics such as enterprise value, risk profiles, position within the industry and length of historical share price information. The Company plans to continue using historical peer group volatility data as an input to estimate expected volatility until a sufficient amount of historical volatility data for its common stock becomes available. The Company estimates the expected term of its employee stock options using the “simplified” method, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. For stock options granted to nonemployees, the Company uses the contractual term of the award rather than expected term to estimate the fair value of the award. The Company estimates the risk-free interest rates for periods within the expected term of its options based on the rates of U.S. Treasury securities with maturity dates commensurate with the expected term of the associated awards. The Company assumes a dividend yield of zero for its common stock as it has never paid dividends and does not expect to pay dividends for the foreseeable future.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive income (loss).

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as unrealized gains and losses on available-for-sale debt securities, net of income tax effects and reclassification adjustments for realized gains and losses.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the accounting for credit losses for most financial assets and certain other instruments. The standard requires that entities holding financial assets that are not accounted for at fair value through net income be presented at the net amount expected to be collected by recording an allowance for credit losses. The allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The standard also amends the impairment model for available-for-sale debt securities, requiring credit losses on impaired debt securities to be included in results of operations. The Company adopted this standard effective January 1, 2020 using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to opening accumulated deficit on the adoption date. The adoption of this standard primarily impacts the Company’s methodology used to assess credit losses on its accounts receivable, contract assets and available-for-sale debt securities. Based on the composition of the Company’s accounts receivable, contract assets and available-for-sale debt securities, the adoption of this standard required no cumulative-effect adjustments and did not have a material impact on the Company’s financial position or results of operations. Please refer to the significant accounting policies above for a description of the Company’s accounting policies for accounts receivable and marketable securities upon the adoption of this standard.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this standard effective January 1, 2020 on a prospective basis. The Company has various cloud-based software applications accounted for as service contracts, the most significant of which is the Company’s enterprise resource planning (ERP) system for which implementation was in progress on the adoption date of this standard. The adoption of this standard resulted in the capitalization of certain costs during the year ended December 31, 2020 related to the implementation of the ERP system and other cloud-based software applications which would have been expensed as incurred prior to the adoption of this standard. The total amount of costs capitalized during the year ended December 31, 2020 as a result of the adoption of this standard was not material and the adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes the lease accounting requirements in ASC 840, Leases (Topic 840). Effective January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition method. Under this method, the Company applied Topic 842 to all leases in effect as of, or entered into after, January 1, 2019 and recorded the cumulative impact of the adoption as an adjustment to its accumulated deficit on January 1, 2019. The Company’s consolidated financial statements for periods ending after January 1, 2019 are presented in accordance with the requirements of Topic 842, while comparative prior period amounts have not been adjusted and continue to be reported in accordance with Topic 840. The cumulative impact of the adoption of Topic 842 resulted in an increase in accumulated deficit of less than $0.1 million on January 1, 2019. The adoption of Topic 842 did not have a material impact on the Company’s results of operations for years ended December 31, 2020 and 2019, nor does the Company believe it will have a material impact on future results of operations based on its current leasing arrangements. Please refer to the significant accounting policies above for a description of the Company’s lease accounting policies upon the adoption on Topic 842.

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

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist of available-for-sale debt securities and equity securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2020
U.S. government and federal agency securities	$12,782	$22	$—	$12,804
Certificates of deposit	1,956	34	—	1,990
Corporate bonds	165,850	497	(55)	166,292
Municipal securities	3,035	2	—	3,037
	$183,623	$555	$(55)	$184,123

	Amortized Cost / Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2019
U.S. government and federal agency securities	$62,637	$215	$(5)	$62,847
Certificates of deposit	8,506	77	—	8,583
Corporate bonds	226,137	808	(29)	226,916
Equity securities	351	31,784	—	32,135
	$297,631	$32,884	$(34)	$330,481

As of December 31, 2020 and 2019, no available-for-sale debt securities had remaining maturities greater than three years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of December 31, 2020 and 2019, the balance in the Company’s accumulated other comprehensive income (loss) consisted solely of unrealized gains and losses on available-for-sale debt securities, net of reclassification adjustments for realized gains and losses and income tax effects. Unrealized gain (loss) on available-for-sale securities, net, presented in the statements of operations and comprehensive income (loss) consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Unrealized gain (loss) before reclassifications	$(426)	$1,392	$(44)
Realized losses (gains) reclassified to investment income	(139)	(40)	39
Income tax expense	—	(467)	—
Unrealized gain (loss) on available-for-sale securities, net	$(565)	$885	$(5)

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Corporate bonds	$55,507	$(55)	$—	$—	$55,507	$(55)
	$55,507	$(55)	$—	$—	$55,507	$(55)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
U.S. government and federal agency securities	$12,562	$(5)	$—	$—	$12,562	$(5)
Corporate bonds	48,556	(29)	—	—	48,556	(29)
	$61,118	$(34)	$—	$—	$61,118	$(34)

As of December 31, 2020, available-for-sale debt securities held by the Company which were in an unrealized loss position consisted of 17 investment grade security positions. The Company has the intent and ability to hold such securities until recovery, and due to the credit quality of the issuers and low severity of each unrealized loss position relative to its amortized cost basis, the Company did not identify any credit losses associated with its available-for-sale debt securities. The Company did not recognize any impairment or credit losses on available-for-sale debt securities during the years ended December 31, 2020, 2019 and 2018.

Marketable equity securities as of December 31, 2019 consisted solely of common stock of Prevail Therapeutics Inc. (Prevail). The Company acquired the securities as consideration for a license to the NAV Technology Platform granted to Prevail in August 2017. Prevail completed its initial public offering (IPO) in June 2019, prior to which the securities were accounted for as non-marketable equity securities without a readily determinable fair value and had a carrying value of $0.4 million. Upon Prevail’s IPO in June 2019, the securities were reclassified to marketable securities and subsequently measured at fair value at each reporting date. During the year ended December 31, 2019, the Company recognized total net realized and unrealized gains of $37.8 million related to the Prevail securities. During the year ended December 31, 2020, the Company sold all of its remaining Prevail securities and recognized total net realized and unrealized gains of $4.8 million during the period.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2020
Cash equivalents:
Money market mutual funds	$—	$96,307	$—	$96,307
Total cash equivalents	—	96,307	—	96,307
Marketable securities:
U.S. government and federal agency securities	—	12,804	—	12,804
Certificates of deposit	—	1,990	—	1,990
Corporate bonds	—	166,292	—	166,292
Municipal securities	—	3,037	—	3,037
Total marketable securities	—	184,123	—	184,123
Total cash equivalents and marketable securities	$—	$280,430	$—	$280,430

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2019
Cash equivalents:
Money market mutual funds	$—	$56,058	$—	$56,058
Total cash equivalents	—	56,058	—	56,058
Marketable securities:
U.S. government and federal agency securities	—	62,847	—	62,847
Certificates of deposit	—	8,583	—	8,583
Corporate bonds	—	226,916	—	226,916
Equity securities	32,135	—	—	32,135
Total marketable securities	32,135	298,346	—	330,481
Total cash equivalents and marketable securities	$32,135	$354,404	$—	$386,539

There were no transfers of financial instruments between levels of the fair value hierarchy during the years ended December 31, 2020 and 2019.

Management estimates that the carrying amounts of its current accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Accounts receivable which contain non-current portions are recorded at their present values using a discount rate that is based on prevailing market rates and the credit profile of the licensee on the date the amounts are initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be materially different from those that would be used as of December 31, 2020 to determine the present value of the receivables. Accordingly, management estimates that the carrying value of its non-current accounts receivable approximates the fair value of those instruments.

Non-marketable equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. As of December 31, 2020, non-marketable equity securities had a carrying value of $1.1 million and were included in other assets on the consolidated balance sheet. The Company did not identify any observable price changes or changes in circumstances that would have had an adverse effect on the fair value of the securities as of December 31, 2020. The Company did not hold any non-marketable equity securities as of December 31, 2019. No remeasurements or impairment losses were recorded on non-marketable equity securities during the years ended December 31, 2020, 2019 and 2018.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31, 2020	December 31, 2019
Laboratory and manufacturing equipment	$26,306	$19,663
Computer equipment and software	3,764	2,545
Furniture and fixtures	4,114	2,188
Leasehold improvements	44,957	18,915
Total property and equipment	79,141	43,311
Accumulated depreciation and amortization	(22,674)	(14,338)
Property and equipment, net	$56,467	$28,973

During the years ended December 31, 2020, 2019 and 2018, the Company recorded depreciation and amortization expense of $8.4 million, $7.2 million and $4.0 million, respectively.

6. Leases

9804 Medical Center Drive

In November 2018, the Company entered into an operating lease, as amended from time to time, for approximately 177,000 square feet of office, laboratory and manufacturing facilities at a new building to be constructed at 9804 Medical Center Drive in Rockville, Maryland (the 9804 Medical Center Drive Lease). The new facility will serve as the Company’s future corporate, research and manufacturing headquarters. The initial construction of the building was performed by the landlord, and the lease commenced in September 2020 upon the delivery of leased premises to the Company to make additional improvements to the building. Monthly payments under the lease begin in September 2021 and escalate annually in accordance with the lease agreement. The lease expires in September 2036, subject to extension and termination options held by the Company. The Company has the option to extend the term of the lease for up to 10 additional years and the option to terminate the lease, with payment of an early termination fee, after 12 years from the delivery of the leased premises to the Company. As of December 31, 2020, the Company’s extension and termination options under the 9804 Medical Center Drive Lease have been excluded from the measurement of the right-of-use assets and lease liabilities as they were not reasonably certain of exercise. As required by the lease agreement, the Company has provided the landlord with an irrevocable letter of credit of $1.1 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease.

Pursuant to the 9804 Medical Center Drive Lease, the Company received a $19.5 million tenant improvement allowance from the landlord to perform improvements to the leased premises. The tenant improvement allowance has been recorded as a reduction of the right-of-use assets for the lease and is amortized on a straight-line basis as a reduction of lease expense over the term of the lease. As of December 31, 2020, the Company had unreimbursed amounts remaining under the tenant improvement allowance of $12.9 million, which were deemed in-substance lease payments and recorded as a reduction of the lease liability. As of December 31, 2020, the Company had recorded property and equipment of $36.3 million related to the buildout of the facility at 9804 Medical Center Drive, which have not yet been placed in service.

The Company recorded the right-of-use assets and lease liabilities related to the 9804 Medical Center Drive Lease upon its commencement in September 2020. As of December 31, 2020, the Company had recorded right-of-use assets of $50.1 million and lease liabilities of $57.8 million related to the 9804 Medical Center Drive Lease.

9712 Medical Center Drive

In March 2015, the Company entered into an operating lease for office space at 9712 Medical Center Drive in Rockville, Maryland (the 9712 Medical Center Drive Lease). The lease term commenced in April 2015, and monthly payments under the lease began in October 2015 and escalate annually in accordance with the lease agreement.

The 9712 Medical Center Drive Lease has been amended from time to time to include additional office and laboratory space at 9714 Medical Center Drive and extend the term of the lease. In October 2020, the 9712 Medical Center Drive Lease was amended to extend the lease term from September 2021 to February 2027, subject to extension options held by the Company. The October 2020 amendment resulted in a $7.2 million increase in the right-of-use assets and lease liabilities under the 9712 Medical Center Drive Lease. The Company has an option to extend the term of the lease for three additional years, as well as an option to extend the lease term to be coterminous with the 9804 Medical Center Drive Lease, which expires in September 2036. As of December 31, 2020, the Company’s extension options under the 9712 Medical Center Drive Lease have been excluded from the measurement of the right-of-use assets and lease liabilities as they were not reasonably certain of exercise. The Company received a $0.4 million tenant improvement allowance from the landlord which has been recorded as a reduction of the right-of-use assets for the lease and is amortized on a straight-line basis as a reduction of lease expense over the term of the lease.

9600 Blackwell Road

In January 2016, the Company entered into an operating lease for its corporate headquarters at 9600 Blackwell Road in Rockville, Maryland (the 9600 Blackwell Road Lease). The lease term commenced in February 2016, and monthly payments under the lease began in September 2016 and escalate annually in accordance with the lease agreement. In November 2017, the 9600 Blackwell Road Lease was amended to include additional office space for the remainder of the lease term. The Company received a $0.8 million tenant improvement allowance from the landlord which has been recorded as a reduction of the right-of-use assets for the lease and is amortized on a straight-line basis as a reduction of lease expense over the term of the lease.

In November 2020, the Company exercised its termination option under the 9600 Blackwell Road Lease. Upon exercise of the termination option, the Company was obligated to pay an early termination fee of $0.4 million and the lease term was reduced from September 2023 to September 2021. The exercise of the termination option in November 2020 resulted in a $0.7 million decrease in the right-of-use assets and lease liabilities under the 9600 Blackwell Road Lease.

400 Madison Avenue

In May 2016, the Company entered into an operating lease for office space at 400 Madison Avenue in New York, New York (the 400 Madison Lease). The lease term commenced in July 2016, and monthly payments under the lease began in October 2016 and escalate annually in accordance with the lease agreement. In May 2019, the 400 Madison Lease was amended to include additional office space and extend the lease term from October 2020 to April 2027. The May 2019 amendment resulted in a $5.2 million increase in the right-of-use assets and lease liabilities under the 400 Madison Lease. The Company received a $0.7 million tenant improvement allowance from the landlord which has been recorded as a reduction of the right-of-use assets for the lease and is amortized on a straight-line basis as a reduction of lease expense over the term of the lease. As required by the lease agreement, the Company has provided the landlord with an irrevocable letter of credit of $0.2 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease.

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

Operating Lease Information

All of the Company’s leases are classified as operating leases. The following table summarizes the Company’s lease costs and supplemental cash flow information related to its operating leases (in thousands):

	Years Ended December 31,
	2020	2019
Operating lease cost	$5,246	$3,040
Variable lease cost	1,104	666
Total lease cost	$6,350	$3,706

Cash paid (received) for amounts included in operating lease liabilities	$(678)	$2,724
Right-of-use assets acquired through operating lease liabilities	$56,956	$5,114

Cash received for amounts included in operating lease liabilities for the year ended December 31, 2020 includes $5.0 million received by the Company during the period under its tenant improvement allowances, which were deemed in-substance lease payments and included in the calculation of the lease liability. Right-of-use assets acquired through operating lease liabilities for the years ended December 31, 2020 and 2019 include additions and reductions to right-of-use assets resulting from lease modifications and changes in lease term. Short-term lease expense for the years ended December 31, 2020 and 2019 was not material and is included in operating lease cost in the table above. Variable lease cost under the Company’s operating leases includes items such as common area maintenance, utilities, taxes and other charges.

The weighted-average remaining lease term and weighted-average discount rate of the Company’s operating leases were as follows:

As of
December 31, 2020
Weighted-average remaining lease term (years)	13.7
Weighted-average discount rate	5.6%

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the Company’s operating leases to the amounts reported as operating lease liabilities on the consolidated balance sheet as of December 31, 2020 (in thousands):

As of
December 31, 2020
Undiscounted future minimum lease payments:
2021	$4,155
2022	6,021
2023	8,671
2024	9,745
2025	9,999
Thereafter	93,148
Total undiscounted future minimum lease payments	$131,739
Amount representing imputed interest	(46,212)
Tenant improvement allowance not yet received	(12,874)
Total operating lease liabilities	72,653
Current portion of operating lease liabilities	(2,500)
Operating lease liabilities, non-current	$70,153

The table above excludes future minimum lease payments for leases which were executed but had not yet commenced as of December 31, 2020, the total of which were not material.

Rent expense under all leases, including additional rent charges for utilities, parking, property management, operating expenses and real estate taxes, was $2.8 million for the year ended December 31, 2018, which was recognized in accordance with Topic 840.

7. Liability Related to Sale of Future Royalties

In December 2020, the Company entered into a royalty purchase agreement (the Royalty Purchase Agreement) with HCR. Under the agreement, HCR purchased the Company’s rights to a capped amount of Zolgensma royalty payments under the Company’s license agreement with Novartis Gene Therapies, including $4.0 million of royalty payments received by the Company in the fourth quarter of 2020 (the Pledged Royalties). In consideration for these rights, HCR paid the Company $200.0 million (the Purchase Price), less $4.0 million representing the payment of the Pledged Royalties to HCR. Beginning upon the effective date of the agreement, Zolgenmsa royalty payments will be paid to HCR, net of upstream royalties payable by the Company to certain licensors in accordance with existing license agreements.

Pursuant to the Royalty Purchase Agreement, the total amount of royalty payments to be received by HCR under the agreement is subject to an increasing cap (the Cap Amount) equal to (i) $260.0 million applicable for the period from the effective date of the agreement through November 7, 2024, and (ii) $300.0 million applicable for the period from November 8, 2024 through the effective date of termination of the license agreement with Novartis Gene Therapies. If, on or prior to the defined dates for each Cap Amount, the total amount of royalty payments received by HCR equals or exceeds the Cap Amount applicable to such date, the Royalty Purchase Agreement will automatically terminate and all rights to the Zolgensma royalty payments will revert back to the Company.

The Company has a call option to repurchase its rights to the purchased royalties from HCR for a repurchase price equal to, as of the option exercise date, $300.0 million minus the total amount of royalty payments received by HCR; provided, however, that with respect to a call option exercised on or before November 7, 2024, in the event that the then applicable Cap Amount minus the total amount of royalty payments received by HCR is less than $1.0 million, the repurchase price shall equal such difference.

The proceeds received from HCR of $196.0 million were recorded as a liability, net of transaction costs of $3.5 million, which will be amortized over the estimated life of the arrangement using the effective interest method. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be received by HCR, subject to the Cap Amount, over the life of the arrangement. The total amount of royalty payments received by HCR under the agreement, less the net proceeds received by the Company of $192.5 million, is recorded as non-cash interest expense over the life of the arrangement using the effective interest method. Due to its continuing involvement in the underlying license agreement with Novartis Gene Therapies, the Company continues to recognize royalty revenue on net sales of Zolgensma and records the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement.

The Company estimates the effective interest rate used to record non-cash interest expense under the Royalty Purchase Agreement based on its estimate of future royalty payments to be received by HCR. As of December 31, 2020, the estimated effective interest rate under the agreement was 13.6%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments received by HCR and changes in the Company’s forecasted royalties. At each reporting date, the Company reassesses its estimate of total future royalty payments to be received by HCR at the applicable Cap Amount, and prospectively adjusts the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability related to the sale of future royalties under the Royalty Purchase Agreement with HCR (in thousands):

Year Ended
December 31, 2020
Liability related to sale of future royalties, beginning balance	$—
Proceeds from sale of future royalties	196,000
Deferred transaction costs	(3,473)
Non-cash interest expense	771
Liability related to sale of future royalties, ending balance	193,298
Current portion of liability related to sale of future royalties	(18,794)
Liability related to sale of future royalties, non-current	$174,504

8. Commitments and Contingencies

Licenses and Collaborations

The Company in-licenses intellectual property from third parties for technology and know-how used in its product candidates and development programs, some of which is further sublicensed to NAV Technology Licensees. In-licenses may require the Company to make future payments relating to sublicense fees, milestone fees and royalties on future sales of licensed products. Additionally, the Company may be responsible for the cost of the maintenance of the intellectual property as incurred by its licensors. Up-front fees to obtain licensed technology are recorded as research and development expenses if the technology has no alternative future use. Sublicense fees are based on a specified percentage of license fees earned by the Company as a result of sublicensing the technology to NAV Technology Licensees and are recorded as cost of revenues. Milestone fees are recorded as cost of revenues if the underlying milestone is achieved by a licensee, or as research and development expense if the underlying milestone is achieved by the Company as a result of the development of its product candidates and the technology has no alternative future use. Royalties due to licensors on sales of licensed products, including sales by NAV Technology Licensees, are recorded as cost of revenues. Patent maintenance costs are recorded as general and administrative expenses.

The Trustees of the University of Pennsylvania

In February 2009, the Company entered into a license agreement, which has been amended from time to time, with The Trustees of the University of Pennsylvania (together with the University of Pennsylvania, Penn) for exclusive, worldwide rights to certain patents owned by Penn underlying the Company’s NAV Technology Platform, as well as exclusive rights to certain data, results and other information. Pursuant to the license agreement, the Company is obligated to pay Penn royalties on net sales of licensed products and sublicense fees. Additionally, the Company is obligated to reimburse Penn for certain costs incurred related to the maintenance of the licensed patents.

In April 2019, the Company amended its license from Penn to include exclusive license rights to certain patent rights and know-how, including research data and other information, relating to the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease. In consideration for the additional licensed rights, and in addition to any consideration owed under the license prior to the amendment, the Company paid Penn an up-front fee and is obligated to pay milestone fees of up to $20.5 million upon the achievement of various development and sales-based milestones and additional royalties on net sales of licensed products for the treatment of CLN2 disease. Additionally, the amendment modified the percentage of sublicense fees the Company is obligated to pay Penn on amounts received by the Company from third parties for the sublicensing of the licensed rights for the treatment of CLN2 disease.

Expenses incurred by the Company related to its license from Penn were recorded as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cost of revenues	$39	$—	$(18)
Research and development	—	200	—
General and administrative	821	905	130
	$860	$1,105	$112

As of December 31, 2020 and 2019, the Company had recorded $0.1 million and $0.1 million, respectively, in expenses payable to Penn under the license agreement, which are included in accounts payable, accrued expenses and other current liabilities and other liabilities on the consolidated balance sheets.

GlaxoSmithKline LLC

In March 2009, the Company entered into a license agreement, which was amended in April 2009, with GlaxoSmithKline LLC (GSK) for exclusive, worldwide rights to certain patents underlying the Company’s NAV Technology Platform which are owned by Penn and exclusively licensed to GSK. Pursuant to the license agreement, the Company is obligated to pay GSK royalties on net sales of licensed products and sublicense fees. Additionally, the Company is obligated to reimburse GSK for certain costs incurred related to the maintenance of the licensed patents. The Company was also obligated to pay $1.5 million to GSK upon the achievement of various milestones, all of which have been achieved and paid as of December 31, 2020.

Expenses incurred by the Company related to its license from GSK were recorded as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cost of revenues:
Royalties on net sales of Zolgensma	$26,278	$5,822	$—
Other cost of revenues	9,398	2,419	9,407
Total cost of revenues	35,676	8,241	9,407
General and administrative	1,046	928	548
	$36,722	$9,169	$9,955

As of December 31, 2020 and 2019, the Company had recorded $13.1 million and $6.7 million, respectively, in expenses payable to GSK under the license agreement, which are included in accounts payable, accrued expenses and other current liabilities and other liabilities on the consolidated balance sheets.

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

The Company determined that the collaboration and license agreement with Neurimmune is a collaborative arrangement within the scope of Topic 808, and that no unit of account under the arrangement should be accounted for as a transaction with a customer within the scope of Topic 606. In accordance with the Company’s accounting policies for collaborative arrangements, if Neurimmune’s development costs incurred under the collaboration exceed those incurred by the Company during a reporting period, the Company will recognize research and development expense and record a liability for the amount due to Neurimmune at the end of the period. Alternatively, if the Company’s development costs incurred under the collaboration exceed those incurred by Neurimmune during a reporting period, the Company will recognize a reduction of research and development expenses and record an amount due from Neurimmune at the end of the period. During the years ended December 31, 2020 and 2019, the Company recognized net research and development expenses of $0.5 million and less than $0.1 million, respectively, under the collaboration and license agreement with Neurimmune.

Clearside Biomedical, Inc.

In August 2019, the Company entered into an option and license agreement with Clearside Biomedical, Inc. (Clearside) pursuant to which the Company was granted an option to exclusively license the worldwide rights to certain patents related to Clearside’s proprietary, in-office SCS Microinjector™ for the delivery of RGX-314 to the suprachoroidal space to treat wet age-related macular degeneration (wet AMD), diabetic neuropathy (DR) and other diseases. The Company exercised its license option in October 2019, resulting in a payment of $1.6 million to Clearside which was recognized as research and development expense upon exercise. Additionally, the Company is obligated to pay milestone fees of up to $136.0 million upon the achievement of various development and sales-based milestones, as well as royalties on net sales of licensed products using the SCS Microinjector. Clearside is responsible for supplying the SCS Microinjector to the Company to support all preclinical, clinical and commercial needs. From the inception of the agreement through December 31, 2020, the Company had incurred $3.0 million for development milestones achieved, or deemed probable of achievement, under the agreement.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s potential exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2020 and 2019, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recorded any related liabilities.

9. Capitalization

As of December 31, 2020 and 2019, the authorized capital stock of the Company included 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s restated certificate of incorporation and bylaws contain the rights, preferences and privileges of the Company’s stockholders and their respective shares.

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

The Company’s reserved shares of common stock for future issuance were as follows (in thousands):

	December 31, 2020	December 31, 2019
Reserved for issuance under equity incentive plans	8,659	7,607
Reserved for issuance under employee stock purchase plan	448	134
	9,107	7,741

In January 2021, the Company completed a public offering of 4,899,000 shares of its common stock (inclusive of 639,000 shares pursuant to the full exercise by the underwriters of their option to purchase additional shares) at a price of $47.00 per share. The aggregate net proceeds received by the Company from the offering, inclusive of the underwriters’ option exercise, were $216.1 million, net of underwriting discounts and commissions and offering expenses payable by the Company.

10. License and Royalty Revenue

As of December 31, 2020, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in one commercial product, Zolgensma, and in the development of more than 20 product candidates. Consideration to the Company under its license agreements may include: (i) up-front and annual fees, (ii) option fees to acquire additional licenses, (iii) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (iv) sublicense fees and (v) royalties on sales of licensed products. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

Development milestone payments are evaluated each reporting period and are only included in the transaction price of each license and recognized as license revenue to the extent the milestones are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of December 31, 2020, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $213.1 million, including (i) $26.6 million upon the commencement of various stages of clinical trials, (iii) $26.0 million upon the submission of regulatory approval filings, (iii) $103.5 million upon the approval of commercial products by regulatory agencies and (iv) $57.0 million upon the achievement of specified sales targets for licensed products. To the extent the milestone payments are realized by the Company, the Company will be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of milestones by licensees is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

Changes in Accounts Receivable, Contract Assets and Deferred Revenue

The following table presents changes in the balances of the Company’s net accounts receivable, contract assets and deferred revenue, as well as other information regarding revenue recognized, during the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Accounts receivable, current and non-current:
Balance, beginning of period	$42,303	$31,599	$5,850
Additions	158,682	39,203	231,154
Deductions	(154,719)	(28,499)	(205,405)
Balance, end of period	$46,266	$42,303	$31,599

Contract assets:
Balance, beginning of period	$—	$750	$350
Additions	350	1,000	3,000
Deductions	—	(1,750)	(2,600)
Balance, end of period	$350	$—	$750

Deferred revenue, current and non-current:
Balance, beginning of period	$3,333	$3,933	$—
Additions	1,124	—	3,933
Deductions	(225)	(600)	—
Balance, end of period	$4,232	$3,333	$3,933

Revenue recognized during the period from:
Amounts included in deferred revenue at beginning of period	$—	$600	$—
Performance obligations satisfied in previous periods	$146,772	$26,689	$5,348

Additions to accounts receivable during the periods presented consisted primarily of receivables recorded related to royalties on net sales of Zolgenmsa, new licenses granted by the Company and the achievement of milestones by licensees during the period, as well as interest income from licensing recognized during the period. Deductions to accounts receivable during the periods presented consisted primarily of amounts collected from licensees and increases in the allowance for credit losses, as discussed further below. Additions to contract assets during the periods presented consisted of development milestones deemed probable of achievement by licensees during the periods. Deductions to contract assets during the periods presented consisted of the achievement of such milestones and billing of the associated milestone payments by the Company.

As of December 31, 2020, the Company had recorded deferred revenue of $4.2 million which represents consideration received from licensees for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations consisted of (i) options granted to licensees that provide material rights to the licensee to acquire additional licenses from the Company, which will be satisfied upon the exercise or expiration of the options and (ii) research and development services to be performed by the Company related to licensed products, which will be satisfied as the research and development services are performed.

Revenue recognized from performance obligations satisfied in previous periods was primarily attributable to royalty and sublicense revenues as well as changes in the transaction prices of the Company’s license agreements. Changes in transaction prices were primarily attributable to development milestones achieved or deemed probable of achievement during the periods, which were previously not considered probable of achievement.

Accounts Receivable, Contract Assets and the Allowance for Credit Losses

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Current accounts receivable:
Billed to customers	$30,573	$376
Unbilled	20,104	37,772
Allowance for credit losses	(7,678)	—
Current accounts receivable, net	42,999	38,148
Non-current accounts receivable:
Unbilled	3,267	4,155
Allowance for credit losses	—	—
Non-current accounts receivable, net	3,267	4,155
Total accounts receivable, net	$46,266	$42,303

The following table presents the changes in the allowance for credit losses related to accounts receivable and contract assets for the year ended December 31, 2020 (in thousands):

	Accounts Receivable	Contract Assets
Balance at December 31, 2019	$—	$—
Provision for credit losses	7,678	—
Write-offs	—	—
Balance at December 31, 2020	$7,678	$—

The Company’s allowance for credit losses as of December 31, 2020 was related solely to accounts receivable from Abeona. Please refer to the section below, “Abeona Therapeutics Inc.”, for further information regarding amounts due from Abeona and the associated allowance for credit losses. The Company’s provision for credit losses for the year ended December 31, 2020 was $7.7 million and was related solely to changes in estimates regarding the allowance for credit losses associated with the accounts receivable from Abeona. No allowance for credit losses was recorded as of December 31, 2019, and no provision for credit losses was recorded for the years ended December 31, 2019 and 2018.

Novartis Gene Therapies

In March 2014, the Company entered into an exclusive license agreement, as amended, (the March 2014 License) with Novartis Gene Therapies (formerly AveXis, Inc.). Under the March 2014 License, the Company granted Novartis Gene Therapies an exclusive, worldwide commercial license, with rights to sublicense, to the NAV AAV9 vector for the treatment of SMA in humans by in vivo gene therapy. In consideration for the license, Novartis Gene Therapies paid the Company an up-front fee of $2.0 million, and is required to pay annual fees, development milestone payments of up to $12.3 million, mid-single to low double-digit royalties on net sales of licensed products, subject to reduction in specified circumstances, and a lower mid-double digit percentage of any sublicense fees Novartis Gene Therapies receives from sublicensees for the licensed intellectual property rights.

In January 2018, the Company and Novartis Gene Therapies amended the March 2014 License (the January 2018 Amendment). Under the January 2018 Amendment, the licensed intellectual property was expanded to include, in addition to the NAV AAV9 vector previously licensed, sublicenses to other third-party patents exclusively licensed by the Company and any other recombinant AAV vector in the Company’s intellectual property portfolio during a period of 14 years from the effective date of the January 2018 Amendment, for the treatment of SMA in humans by in vivo gene therapy.

The January 2018 Amendment also modified the assignment provision of the March 2014 License. Under the amended assignment provision, Novartis Gene Therapies was permitted to transfer the March 2014 License without the Company’s written consent in connection with a change of control of Novartis Gene Therapies, subject to certain conditions. Prior to the January 2018 Amendment, any assignment by Novartis Gene Therapies without the Company’s prior written consent had been prohibited under the March 2014 License.

In consideration for the additional rights granted under the January 2018 Amendment, and in addition to any consideration owed under the original March 2014 License, Novartis Gene Therapies paid to the Company a fee of $80.0 million upon entry into the January 2018 Amendment. In addition, Novartis Gene Therapies was obligated to pay the Company (i) $30.0 million on the first anniversary of the effective date of the January 2018 Amendment, (ii) $30.0 million on the second anniversary of the effective date of the January 2018 Amendment and (iii) potential sales-based milestone payments of up to $120.0 million. In the event of a change of control of Novartis Gene Therapies, to the extent that any fee described in (i) or (ii) above, or the first $40.0 million of sales-based milestone payments described in (iii) above, had not yet been paid to the Company, Novartis Gene Therapies was required to pay any such unpaid fee to the Company upon the change of control. For any product developed for the treatment of SMA using the NAV AAV9 vector, Novartis Gene Therapies will continue to be obligated to pay to the Company mid-single to low double-digit royalties on net sales as required by the March 2014 License, and for any product developed for the treatment of SMA using a licensed vector other than NAV AAV9, the Company will receive a low double-digit royalty on net sales.

In May 2018, AveXis, Inc. (now Novartis Gene Therapies) was acquired by Novartis, which qualified as a change of control under the January 2018 Amendment. Pursuant to the January 2018 Amendment, Novartis Gene Therapies paid the Company $100.0 million in accelerated license payments as a result of the change of control.

Novartis Gene Therapies launched commercial sales of Zolgensma, a licensed product under the March 2014 License, in the second quarter of 2019, upon which the Company began recognizing royalty revenue on net sales of the licensed product. In accordance with the license agreement, Novartis Gene Therapies was obligated to pay a sales-based milestone fee of $80.0 million to the Company upon the achievement of $1.0 billion in cumulative net sales of licensed products. Novartis Gene Therapies achieved cumulative net sales of Zolgensma of $1.0 billion in third quarter of 2020, upon which the Company recognized revenue of $80.0 million related to the sales-based milestone, and the Company received payment of the $80.0 million milestone fee in October 2020.

Accounting Analysis

The January 2018 Amendment was accounted for under Topic 606 as a modification of the license agreement resulting in a new and separate contract from the original March 2014 License for revenue recognition purposes. The Company determined that a substantive termination penalty is associated with Novartis Gene Therapies’ termination rights under both the original March 2014 License and the January 2018 Amendment, and therefore the contract term for revenue recognition purposes is equal to the stated term of the amended license agreement. The only material performance obligation of the Company under the January 2018 Amendment was for the delivery of the modified license, which occurred upon the execution of the amendment in January 2018.

As of December 31, 2020, the transaction price of the original March 2014 License was $14.5 million. The transaction price included: (i) the up-front payment in March 2014 of $2.0 million, (ii) the present value of aggregate annual fees payable to the Company over the term of the license and (iii) $12.3 million of payments for development milestones achieved to date. The discounted portion of the annual fees represents the financing benefit provided to Novartis Gene Therapies and is recognized as interest income from licensing over the term of the license. Variable consideration under the original March 2014 License, which has been excluded from the transaction price, includes royalties on net sales of licensed products and any potential sublicense fees, if any, which will be recognized in the period of the underlying sales or sublicenses. The transaction price of the original March 2014 License increased by $3.5 million during the year ended December 31, 2020 as a result of development milestones achieved during the period which were previously excluded from the transaction price. As of December 31, 2020, all development milestones under the March 2014 License had been achieved and associated milestone payments had been received from Novartis Gene Therapies.

Upon its execution, the transaction price of the January 2018 Amendment was $132.1 million, which was fully recognized as license revenue upon the delivery of the modified license in January 2018. In May 2018, as a result of the acquisition of AveXis, Inc. (now Novartis Gene Therapies) by Novartis, the transaction price was increased by $40.0 million to account for the acceleration of the sale-based milestone which was previously excluded from the transaction price. The $40.0 million increase in the transaction price was recognized as license revenue upon the completion of the change of control in May 2018 since the amended license had been fully delivered by the Company. Additionally, due to the acceleration of the two $30.0 million payments originally due in January 2019 and January 2020, the Company recognized $6.1 million of interest income from licensing upon the completion of the change of control of AveXis, Inc., which represented the remaining present value discount on such payments as of the date of the change of control. As of December 31, 2020, the transaction price of the January 2018 Amendment was $172.1 million, which included: (i) the $80.0 million payment in January 2018, (ii) the present value, as of the date of the January 2018 Amendment, of the two $30.0 million payments originally due in January 2019 and January 2020 and (iii) the $40.0 million sales-based milestone which was accelerated upon the change of control in May 2018. Variable consideration under the January 2018 Amendment, which has been excluded from the transaction price, includes the $80.0 million sales-based milestone received in 2020 upon Novartis Gene Therapies’ achievement of $1.0 billion in cumulative net sales of Zolgensma, royalties on net sales of licensed products and any potential sublicense fees, if any, which will be recognized in the period of the underlying sales or sublicenses. There were no increases in the transaction price of the January 2018 Amendment during the year ended December 31, 2020. As of December 31, 2020, all sales-based milestones under the January 2018 Amendment had been achieved and associated milestone payments had been received from Novartis Gene Therapies.

The Company recognized the following amounts under the March 2014 License with Novartis Gene Therapies (in thousands):

	Years Ended December 31,
	2020	2019	2018
License revenue	$3,500	$3,500	$176,066
Royalties on net sales of Zolgensma	61,631	20,829	—
Achievement of sales-based milestone for Zolgensma	80,000	—	—
Total license and royalty revenue	$145,131	$24,329	$176,066

Interest income from licensing	$26	$29	$7,966

As of December 31, 2020, the Company had recorded total accounts receivable of $19.6 million from Novartis Gene Therapies under the March 2014 License, of which $19.4 million were included in current assets and $0.2 million were included in non-current assets. As of December 31, 2019, the Company had recorded total accounts receivable of $11.0 million from Novartis Gene Therapies under the March 2014 License, of which $10.8 million were included in current assets and $0.2 million were included in non-current assets. Current accounts receivable as of December 31, 2020 included unbilled Zolgensma royalties of $19.4 million, of which $9.2 million is expected to be paid to HCR in accordance with the Royalty Purchase Agreement discussed in Note 7.

Abeona Therapeutics Inc.

In November 2018, the Company entered into an exclusive license agreement, as amended, (the November 2018 License) with Abeona. Under the November 2018 License, the Company granted Abeona an exclusive, worldwide commercial license (subject to certain non-exclusive rights previously granted by the Company), with rights to sublicense, to the NAV AAV9 vector for the treatment of Mucopolysaccharidosis Type IIIA (MPS IIIA), also known as Sanfilippo Syndrome Type A, Mucopolysaccharidosis Type IIIB (MPS IIIB), also known as Sanfilippo Syndrome Type B, Neuronal Ceroid Lipfuscinosis-1 (CLN1 disease), also known as infantile Batten Disease, and Neuronal Ceroid Lipfuscinosis-3 (CLN3 disease), also known as juvenile Batten Disease, by in vivo gene therapy.

In November 2019, the November 2018 License was amended to increase the total amount of license fees payable to the Company by $1.0 million and modify the timing of the first required annual payment under the license agreement. In consideration for the license, as amended, Abeona was obligated to pay up-front and annual fees to the Company totaling up to $121.0 million, payable as follows: (i) $10.0 million upon the execution of the license agreement, (ii) $3.0 million within 12 months of the effective date of the license agreement, (iii) $8.0 million by April 1, 2020 and (iv) $100.0 million payable in five annual installments of $20.0 million beginning on the second anniversary of the effective date of the license agreement, which were subject to reduction should Abeona terminate some but not all of the licensed indications. Pursuant to the license agreement, any unpaid portion of the first $41.0 million of up-front and annual fees described above shall become payable upon termination of the license agreement. In the event of a change of control of Abeona, any remaining unpaid portion of the $121.0 million of up-front and annual fees described above shall become payable upon the change of control. Additionally, Abeona was obligated to pay the Company up to $60.0 million upon the achievement of specified sales-based milestones, low double-digit royalties on net sales of licensed products, subject to reduction in specified circumstances, and a lower mid-double-digit percentage of any sublicense fees Abeona receives from sublicensees for the licensed intellectual property rights.

Termination and Arbitration Proceedings

Pursuant to the November 2018 License, Abeona was required to pay a license fee of $8.0 million to the Company no later than April 1, 2020. Abeona failed to make this payment, and in April 2020, the Company delivered to Abeona a notice of its breach of the license agreement and written demand for payment. Upon expiration of the applicable cure period in May 2020, the license agreement was terminated. As a result of the termination, Abeona was required to pay a $20.0 million license fee to the Company within 15 days of the termination date, which otherwise would have been due to the Company in November 2020. As of February 25, 2021, the Company had not received any portion of the $28.0 million in license fees due from Abeona under the license agreement. Unpaid balances due under the November 2018 License accrue interest at 1.5% per month.

In May 2020, subsequent to the termination of the November 2018 License, Abeona filed a claim in arbitration alleging that the Company had breached certain responsibilities to communicate with Abeona regarding the Company’s prosecution of licensed patents under the November 2018 License. The Company disputes Abeona’s claim and filed a counterclaim in arbitration demanding payment of the $28.0 million of unpaid fees from Abeona, plus accrued interest. Based on its evaluation of the merits of Abeona’s claims, the Company had not recorded any liabilities related these claims as of December 31, 2020, and the Company currently expects that its demand for payment in full will be upheld in arbitration. The Company intends to enforce the full collection of all amounts due from Abeona upon completion of arbitration, which is currently scheduled to occur in March 2021. However, the duration and outcome of arbitration and timing of payment from Abeona are unpredictable and uncertain at this time.

Accounting Analysis

The Company determined that the November 2018 License had an initial contract term of three years for revenue recognition purposes due to the lack of a substantive termination penalty for license periods beyond three years from the date of the license agreement. The annual payments which were due under the agreement beginning in November 2021 represented contract renewal options granted to Abeona for revenue recognition purposes, and therefore were not accounted for under the initial license agreement. The Company determined that the contract renewal options did not represent material rights granted to Abeona, and the only material performance obligations of the Company under the license agreement were for the delivery of the initial intellectual property licenses, which occurred upon the execution of the license agreement in November 2018.

Upon its execution, the transaction price of the November 2018 License was $35.6 million, which was fully recognized as license revenue upon the delivery of the licenses in November 2018. As a result of the November 2019 amendment to the license agreement, the transaction price was increased by $0.6 million to account for the modifications to the amount and timing of annual fees under the license. Upon its termination in May 2020, the transaction price of the November 2018 License, as amended, was $36.3 million, which included the following fixed consideration payable to the Company over contract term: (i) the $10.0 million payment in November 2018 and (ii) the present values, as of the date of the license agreement, of the $3.0 million payment due in November 2019, the $8.0 million payment due in April 2020 and the $20.0 million payment due in November 2020. The discounted portion of the annual payments represents the financing benefit provided to Abeona and was recognized as interest income from licensing over the financing term of the license, which ended upon the termination of the agreement in May 2020. Variable consideration under the license agreement, which was excluded from the transaction price, included the sales-based milestone payments of $60.0 million, as well as any potential royalties on sales of licensed products or sublicense fees, which would be recognized in the period of the underlying sales or sublicenses. The annual payments due under the agreement beginning in November 2021 represented contract renewal options granted to Abeona for revenue recognition purposes, and therefore were excluded from the transaction price.

During the years ended December 31, 2020, 2019 and 2018, the Company recognized license revenue of zero, $0.6 million and $35.6 million, respectively, and interest income from licensing of $3.8 million, $2.6 million and $0.4 million, respectively under the November 2018 License. Interest income from licensing recognized during the year ended December 31, 2020 includes $2.1 million of interest accrued on unpaid license fees recognized subsequent to the termination of the license agreement in May 2020, as discussed further below.

As of December 31, 2020, the Company had recorded gross accounts receivable of $30.1 million from Abeona under the November 2018 License, which consisted of the $8.0 million fee due April 1, 2020, the $20.0 million fee due within 15 days of the termination of the license agreement in May 2020 and accrued interest on the outstanding balances. While the Company currently expects its demand for payment in full will be upheld in arbitration, the Company assessed the collectability of the $30.1 million due from Abeona as of December 31, 2020 as it relates to credit risk. In performing this assessment, the Company evaluated Abeona’s credit profile and financial condition, as well its expectations regarding Abeona’s future cash flows and ability to satisfy this obligation upon the completion of arbitration in 2021. Additionally, the Company considered Abeona’s continued failure to remit payment to the Company, as well as events which occurred during the year ended December 31, 2020 impacting Abeona’s business and credit profile, specifically the departure of key members of Abeona’s management and board of directors and subsequent decline in market capitalization. As a result of its evaluation, the Company recorded an allowance for credit losses of $7.7 million as of December 31, 2020 related to the accounts receivable due from Abeona. However, management intends to enforce the full collection of all amounts due from Abeona upon the completion of arbitration.

From the termination of the agreement in May 2020 to December 31, 2020, the Company recognized interest income from licensing of $2.1 million related to unpaid license fees from Abeona under the November 2018 License. In accordance with its interest accrual policy, the Company ceased the recognition of interest income accrued under the license agreement subsequent to the recognition of the allowance for credit losses in the third quarter of 2020, and will continue to maintain the accounts receivable from Abeona on non-accrual status unless and until such amounts are deemed to be collectable. However, management intends to enforce the full collection of all accrued interest contractually due from Abeona upon the completion of arbitration.

11. Stock-based Compensation

In September 2014, the Board of Directors adopted the 2014 Stock Plan (2014 Plan). In June 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective upon the Company’s initial public offering in September 2015. The 2015 Plan replaced the 2014 Plan, and as of the effective date of the 2015 Plan, no further awards may be issued under the 2014 Plan. Any options or awards outstanding under the 2014 Plan as of the effective date of the 2015 Plan remained outstanding and effective. The number of authorized shares under the 2015 Plan automatically increases annually on the first business day of each fiscal year, by the lesser of (i) 4% of the total number of shares of common stock outstanding on December 31 of the prior year, or (ii) a number of common shares determined by the Board of Directors. As of December 31, 2020, the total number of shares of common stock authorized for issuance under the 2015 Plan and 2014 Plan was 12,412,917, of which 2,291,626 remained available for future grants under the 2015 Plan. In January 2021, the Board of Directors authorized an additional 1,499,037 shares to be issued under the 2015 Plan.

The 2014 Plan and 2015 Plan provide for the issuance of stock options, stock appreciation rights, restricted and unrestricted stock and unit awards, and performance cash awards to employees, members of the Board of Directors and consultants of the Company. Since the inception of the plans, the Company has issued only stock options and restricted stock units under the plans. Stock options under the 2014 Plan and 2015 Plan generally expire 10 years following the date of grant. Options typically vest over a four-year period, but vesting provisions can vary by award based on the discretion of the Board of Directors. Certain stock option awards granted by the Company may include performance conditions that must be achieved in order for vesting to occur. Stock options under the 2014 Plan and 2015 Plan have an exercise price at least equal to the estimated fair value of the Company’s common stock on the date of grant. Restricted stock units vest in accordance with the underlying award agreements and, upon vesting, are settled in common stock of the Company.

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

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Stock options	$31,178	$25,964	$15,960
Restricted stock units	—	257	275
Employee stock purchase plan	771	633	406
	$31,949	$26,854	$16,641

As of December 31, 2020, the Company had $62.1 million of unrecognized stock-based compensation expense related to stock options and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.4 years.

The Company recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Research and development	$16,280	$13,031	$7,612
General and administrative	15,669	13,823	9,029
	$31,949	$26,854	$16,641

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2019	5,544	$28.79	7.5	$86,509
Granted	1,633	$37.84
Exercised	(435)	$12.95
Cancelled or forfeited	(381)	$45.04
Outstanding at December 31, 2020	6,361	$31.21	7.2	$101,356
Exercisable at December 31, 2020	3,703	$24.27	6.2	$84,115
Vested and expected to vest at December 31, 2020	6,361	$31.21	7.2	$101,356

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the years ended December 31, 2020, 2019 and 2018 was $23.82, $31.19 and $27.49, respectively. During the years ended December 31, 2020, 2019 and 2018, the total number of stock options exercised was 434,534, 796,847 and 1,684,522, respectively, resulting in total proceeds of $5.6 million, $7.1 million and $14.5 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $11.5 million, $30.8 million and $68.2 million, respectively.

The fair values of options granted were estimated at each grant date using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2020	2019	2018
Expected volatility	71%	74%	75%
Expected term (in years)	6.0	6.1	6.0
Risk-free interest rate	1.4%	2.3%	2.6%
Expected dividend yield	0.0%	0.0%	0.0%

Restricted Stock Units

The Company had no unvested restricted stock units outstanding as of December 31, 2020 and 2019, nor at any point during the year ended December 31, 2020. No restricted stock units vested during the year ended December 31, 2020. The total intrinsic value of restricted stock units vested during the year ended December 31, 2019 was $1.8 million. No restricted stock units vested during the year ended December 31, 2018.

Employee Stock Purchase Plan

In June 2015, the Company’s Board of Directors adopted the 2015 ESPP, which became effective upon the Company’s initial public offering in September 2015. The number of authorized shares reserved for issuance under the 2015 ESPP automatically increases on the first business day of each fiscal year by the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. Unless otherwise determined by the administrator of the 2015 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. As of December 31, 2020, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 623,924, of which 448,011 remained available for future issuance. During the years ended December 31, 2020, 2019 and 2018, 55,499, 35,994 and 36,700 shares of common stock, respectively, were issued under the 2015 ESPP. In January 2021, the Board of Directors authorized an additional 374,759 shares to be issued under the 2015 ESPP.

12. Retirement Plan

The Company sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation. The Company matches employee deferrals up to a specified percentage of eligible compensation. For the years ended December 31, 2020, 2019 and 2018, the Company incurred expenses of $2.2 million, $1.8 million and $1.3 million, respectively, for matching contributions to the 401(k) Plan.

13. Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
United States	$(105,960)	$(97,435)	$104,181
Foreign	(50)	(53)	(65)
Total income (loss) before income taxes	$(106,010)	$(97,488)	$104,116

The components of the provision for income tax expense (benefit) were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	5,240	(2,288)	4,179
Foreign	—	—	—
Total current	5,240	(2,288)	4,179
Deferred:
Federal	—	(284)	—
State	—	(183)	—
Foreign	—	—	—
Total deferred	—	(467)	—
Total income tax expense (benefit)	$5,240	$(2,755)	$4,179

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was signed into law in March 2020. The CARES Act (i) lifts certain deduction limitations originally imposed by the TCJA, (ii) allows corporate taxpayers to carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the TCJA, (iii) eliminates the 80% of taxable income limitations on NOL utilization imposed by the TCJA, allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020, and (iv) enacts various other changes to corporate taxation. Also included in the CARES Act was a change to the TCJA related to qualified improvement property, retroactively allowing for a 15-year recovery period and bonus depreciation. As a result of this change, the Company recorded current income tax benefit of $0.5 million for the year ended December 31, 2020 related to a reduction of state taxes associated with additional depreciation deductions allowed for the 2018 tax year. Overall, the enactment of the CARES Act, including the change for qualified improvement property, did not result in any material adjustments to the Company’s income tax provision for the year ended December 31, 2020, or to the Company’s net deferred tax assets as of December 31, 2020.

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate of 21% to income tax expense (benefit) as reflected in the consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Federal income tax expense (benefit) at statutory rate	$(22,263)	$(20,473)	$21,862
State income tax expense (benefit), net of federal tax effect	(11,495)	(15,323)	9,691
Research and development credits	(7,793)	(11,075)	(7,847)
Stock-based compensation	587	(2,134)	(6,493)
Other non-deductible expenses and reconciling items	886	144	139
Change in corporate tax rates	109	130	(729)
Change in valuation allowance	45,209	45,976	(12,444)
Total income tax expense (benefit)	$5,240	$(2,755)	$4,179

The significant components of the Company’s net deferred tax assets were as follows (in thousands):

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$14,683	$53,841
Research and development tax credits	47,970	40,365
Stock-based compensation	15,644	10,224
Lease liabilities	21,961	3,916
Liability related sale of future royalties	62,089	—
Depreciation and amortization	—	26
Accruals and other	7,370	4,779
Total deferred tax assets before valuation allowance	169,717	113,151
Valuation allowance	(142,907)	(97,511)
Total deferred tax assets	26,810	15,640
Deferred tax liabilities:
Unrealized gains on marketable securities	(163)	(11,344)
Right-of-use assets	(21,094)	(3,467)
Depreciation and amortization	(5,155)	—
Other	(398)	(829)
Total deferred tax liabilities	(26,810)	(15,640)
Net deferred tax assets	$—	$—

The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including a three-year cumulative loss position as of December 31, 2020, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its net deferred tax assets as of December 31, 2020 and 2019. The valuation allowance increased by $45.4 million and $46.0 million during the years ended December 31, 2020 and 2019, respectively. The increase in the valuation allowance during the year ended December 31, 2020 was due primarily to an increase in deferred tax assets resulting from the sale of the Company’s Zolgensma royalty rights to HCR, which was treated as a sale for tax purposes, research and development credits generated during the period, stock-based compensation expense and realized gains on sales of marketable securities, the impact of which was partially offset by the utilization of federal and state NOLs during the period. The increase in the valuation allowance during the year ended December 31, 2019 was due primarily to federal and state NOLs and research and development credits generated during the period, stock-based compensation expense and other increases in deferred tax assets during the period, the impact of which was partially offset by unrealized gains on marketable securities.

As of December 31, 2020 and 2019, the Company had U.S. federal NOL carryforwards of approximately $44.7 million and $170.4 million, respectively, and U.S. state NOL carryforwards of approximately $79.7 million and $269.3 million, respectively, which may be available to offset future income tax liabilities. The Company’s U.S. federal NOL carryforwards as of December 31, 2020 may be carried forward indefinitely. A portion of the Company’s U.S. state NOL carryforwards as of December 31, 2020 may be carried forward indefinitely, with the remaining portion expiring at various dates between 2034 and 2040.

As of December 31, 2020 and 2019, the Company had U.S. federal and state research and development tax credit carryforwards of approximately $48.0 million and $40.4 million, respectively, net of unrecognized tax benefits of $0.1 million and $0.1 million, respectively, which may be available to reduce future income tax liabilities and expire at various dates between 2035 and 2040. The calculation of these credits requires assumptions to be made by the Company to estimate qualified research expenses. The Company conducts formal studies to document the qualified activities and expenses used to calculate these credits, however a portion of these credits may be subject to future studies which have not yet occurred, the results of which may result in an adjustment to the Company’s credit carryforwards. The Company accounts for uncertain tax positions in accordance with the requirements of ASC 740, and recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2020 and 2019, the Company had total unrecognized tax benefits of $0.1 million and $0.1 million, respectively, which were reserved against its research and development tax credit carryforwards as uncertain tax positions. No reserve for uncertain tax positions has been placed against qualified expenses for which a study has not been conducted. However, a full valuation allowance has been provided against the net credit carryforwards and, if an adjustment is required upon the completion of the study, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance. If these unrecognized tax benefits were to be recognized, the impact would be offset by an adjustment to the valuation allowance, resulting in no impact on the Company’s effective tax rate. The Company does not expect that a significant portion of its unrecognized tax benefits will increase or decrease in the next 12 months as of December 31, 2020.

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

The Company and its subsidiaries file income tax returns in the United States, at the federal level and in various states, and in foreign jurisdictions. The U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2016 onward. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

14. Related Party Transactions

FOXKISER LLP

Since 2016, the Company has been party to professional services agreements with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of a member of the Company’s Board of Directors, pursuant to which the Company pays a fixed monthly fee in consideration for certain strategic services provided by FOXKISER. Effective January 2019, the Company entered into a new professional services agreement with FOXKISER with similar terms and conditions as the previous agreements. The agreement was amended effective June 2019 to expand the scope of the services provided and increase the monthly fee. Effective August 2020, the agreement was further amended to extend the term of the agreement by two years through December 2022. The agreement may be terminated by either party with six months’ advanced written notice. Expenses incurred under the agreements with FOXKISER for the years ended December 31, 2020, 2019 and 2018 were $4.8 million, $4.1 million and $2.1 million, respectively, and were recorded as research and development expenses in the consolidated statements of operations and comprehensive income (loss).

15. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Years Ended December 31,
	2020	2019	2018
Basic net income (loss) per share:
Net income (loss)	$(111,250)	$(94,733)	$99,937
Shares used in computation:
Weighted-average common shares outstanding	37,281	36,690	33,427
Basic net income (loss) per share	$(2.98)	$(2.58)	$2.99
Diluted net income (loss) per share:
Net income (loss)	$(111,250)	$(94,733)	$99,937
Shares used in computation:
Weighted-average common shares outstanding	37,281	36,690	33,427
Stock options	—	—	3,186
Restricted stock units	—	—	32
Employee stock purchase plan	—	—	3
Weighted-average diluted common shares	37,281	36,690	36,648
Diluted net income (loss) per share	$(2.98)	$(2.58)	$2.73

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

	Years Ended December 31,
	2020	2019	2018
Stock options issued and outstanding	6,361	5,544	928
Employee stock purchase plan	19	17	—
	6,380	5,561	928

16. Supplemental Disclosures

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accrued personnel costs	$13,155	$10,903
Accrued sublicense fees and royalties	12,160	4,542
Accrued external research and development expenses	9,738	5,791
Accrued purchases of property and equipment	7,853	1,328
Accrued income taxes payable	3,135	—
Accrued external general and administrative expenses	2,865	2,053
Other accrued expenses and current liabilities	176	229
	$49,082	$24,846

17. Selected Quarterly Financial Information (Unaudited)

The following tables contain quarterly financial information for the years ended December 31, 2020 and 2019. Management believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Amounts in the following table are in thousands, except per share data.

	Quarters Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total revenues	$17,644	$16,566	$98,912	$21,445
Cost of revenues	3,409	4,684	17,364	10,257
Research and development expense	37,035	38,111	43,968	47,180
General and administrative expense	14,833	15,554	15,859	17,571
Total operating expenses	55,344	58,399	84,961	75,096
Net income (loss)	(40,038)	(33,762)	8,791	(46,241)
Net income (loss) per share:
Basic	$(1.08)	$(0.91)	$0.24	$(1.24)
Diluted	(1.08)	(0.91)	0.23	(1.24)

	Quarters Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenues	$884	$7,881	$14,700	$11,768
Cost of revenues	29	1,927	2,494	3,791
Research and development expense	25,203	29,483	35,692	33,807
General and administrative expense	11,558	13,405	12,402	14,450
Total operating expenses	36,790	44,753	50,596	52,092
Net income (loss)	(32,228)	(1,457)	(34,584)	(26,464)
Net income (loss) per share:
Basic	$(0.89)	$(0.04)	$(0.94)	$(0.72)
Diluted	(0.89)	(0.04)	(0.94)	(0.72)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	3.1	9/22/15

3.2	Amended and Restated Bylaws	8-K	3.2	9/22/15

4.1	Specimen stock certificate evidencing the shares of common stock	S-1	4.1	8/17/15

4.2	Description of Securities				X

10.1	Form of Indemnity Agreement for directors and officers	S-1	10.1	8/17/15

10.2*	2014 Stock Plan, as amended	S-1	10.2	8/17/15

10.3*	2015 Equity Incentive Plan	S-1/A	10.3	9/15/15

10.4*	Form of Restricted Stock Unit Award Agreement for the 2015 Equity Incentive Plan				X

10.5*	Form of Stock Option Award Agreement for the 2015 Equity Incentive Plan				X

10.6*	2015 Employee Stock Purchase Plan	S-1/A	10.4	9/8/15

10.7*	Employment Agreement effective as of June 30, 2015 between the Registrant and Kenneth T. Mills	S-1	10.5	8/17/15

10.8*	Employment Agreement effective as of June 30, 2015 between the Registrant and Vittal Vasista	S-1	10.7	8/17/15

10.9*	Employment Agreement effective as of February 16, 2016 between the Registrant and Curran Simpson	10-K	10.34	3/3/16

10.10*	Employment Agreement effective as of August 18, 2016 between the Registrant and Patrick J. Christmas	10-Q	10.37	11/9/16

10.11*	Employment Agreement effective as of March 27, 2017 between the Registrant and Olivier Danos, Ph.D.	10-Q	10.1	5/9/17

10.12*	Employment Agreement effective as of April 17, 2019 between the Registrant and Steve Pakola, M.D.	10-Q	10.1	5/7/19

10.13*	Compensation Program for Non-Employee Directors	10-Q	10.1	11/4/20

10.14*	Management Cash Incentive Plan	S-1	10.29	8/17/15

10.15†	License Agreement effective February 24, 2009 between the Registrant and The Trustees of the University of Pennsylvania	S-1/A	10.9	9/15/15

10.16†	First Amendment to License Agreement dated March 6, 2009 between the Registrant and The Trustees of the University of Pennsylvania	S-1	10.10	8/17/15

10.17†	Second Amendment to License Agreement effective September 9, 2014 between the Registrant and The Trustees of the University of Pennsylvania	S-1/A	10.11	9/15/15

10.18†	Third Amendment to License Agreement effective April 29, 2016 between the Registrant and The Trustees of the University of Pennsylvania	10-Q/A	10.36	12/23/16

10.19†	Fourth Amendment to License Agreement effective April 4, 2019 between the Registrant and The Trustees of the University of Pennsylvania	10-Q	10.2	5/7/19

10.20†	Fifth Amendment to License Agreement effective September 11, 2020 between the Registrant and The Trustees of the University of Pennsylvania	10-Q	10.2	11/4/20

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

10.21†	License Agreement dated March 6, 2009 between the Registrant and SmithKline Beecham Corporation d/b/a GlaxoSmithKline	S-1/A	10.12	9/15/15

10.22	Amendment to License Agreement dated April 15, 2009 between the Registrant and SmithKline Beecham Corporation d/b/a GlaxoSmithKline	S-1	10.13	8/17/15

10.23†	License Agreement dated March 21, 2014 between the Registrant and AveXis, Inc.	S-1/A	10.16	9/15/15

10.24†	First Amendment to License Agreement dated January 8, 2018 between the Registrant and AveXis, Inc.	10-K	10.24	3/6/18

10.25†	License Agreement dated November 4, 2018 between the Registrant and Abeona Therapeutics Inc.	10-K	10.22	2/27/19

10.26†	First Amendment to License Agreement dated November 4, 2019 between the Registrant and Abeona Therapeutics Inc.	10-K	10.23	2/26/20

10.27	Lease dated March 6, 2015 between the Registrant and BMR-Medical Center Drive LLC	S-1	10.26	8/17/15

10.28	First Amendment to Lease dated September 30, 2015 between the Registrant and BMR-Medical Center Drive LLC	10-K	10.31	3/3/16

10.29	Second Amendment to Lease dated November 23, 2015 between the Registrant and BMR-Medical Center Drive LLC	10-K	10.32	3/3/16

10.30	Third Amendment to Lease dated July 21, 2017 between the Registrant and BMR-Medical Center Drive LLC	10-Q	10.1	8/8/17

10.31	Fourth Amendment to Lease dated April 20, 2018 between the Registrant and BMR-Medical Center Drive LLC	10-Q	10.1	5/8/18

10.32	Fifth Amendment to Lease dated October 30, 2020 between the Registrant and ARE-Maryland No. 45, LLC, as successor in interest to BMR-Medical Center Drive LLC	10-Q	10.3	11/4/20

10.33	Lease dated May 16, 2016 between the Registrant and 400 Madison Holdings, LLC	8-K	10.1	6/3/19

10.34	First Amendment to Lease dated May 28, 2019 between the Registrant and DS400OWNER, LLC, as successor-in-interest to 400 Madison Holdings, LLC	8-K	10.2	6/3/19

10.35	Lease dated January 28, 2016 between the Registrant and TNREF III 9600 Blackwell, LLC	10-K	10.33	3/3/16

10.36	First Amendment to Lease dated November 3, 2017 between the Registrant and 9600 Blackwell II LLC, as successor in interest to TNREF III 9600 Blackwell, LLC	10-Q	10.1	11/8/17

10.37	Lease dated November 1, 2018 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.1	11/7/18

10.38	Letter Agreement to Lease dated April 12, 2019 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.3	5/7/19

10.39	First Amendment to Lease dated April 23, 2019 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.4	5/7/19

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith
10.40	Second Amendment to Lease dated November 4, 2019 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.1	11/5/19

10.41	Third Amendment to Lease dated October 30, 2020 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.4	11/4/20

10.42†	Royalty Purchase Agreement dated December 22, 2020 between the Registrant and entities managed by Healthcare Royalty Management, LLC				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm				X

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

101

The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i)   Consolidated Balance Sheets
(ii)  Consolidated Statements of Operations and Comprehensive Income (Loss)
(iii) Consolidated Statements of Stockholders’ Equity
(iv) Consolidated Statements of Cash Flows
(v)  Notes to Consolidated Financial Statements

X

104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 formatted in Inline XBRL (included in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted.

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

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2021.

REGENXBIO INC.

By:	/s/ Kenneth T. Mills
Kenneth T. Mills, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth T. Mills	President, Chief Executive Officer and	March 1, 2021
Kenneth T. Mills	Director (Principal Executive Officer)

/s/ Vittal Vasista	Chief Financial Officer	March 1, 2021
Vittal Vasista	(Principal Financial and Accounting Officer)

/s/ Allan M. Fox	Chairman of the Board of Directors	March 1, 2021
Allan M. Fox

/s/ Daniel J. Abdun-Nabi	Director	March 1, 2021
Daniel J. Abdun-Nabi

/s/ Luke M. Beshar	Director	March 1, 2021
Luke M. Beshar

/s/ Alexandra Glucksmann	Director	March 1, 2021
Alexandra Glucksmann

/s/ A.N. “Jerry” Karabelas	Director	March 1, 2021
A.N. “Jerry” Karabelas

/s/ David C. Stump	Director	March 1, 2021
David C. Stump

/s/ Daniel Tassé	Director	March 1, 2021
Daniel Tassé