Form 10-Q
period 2021-03-31
REGENXBIO Inc.
filed 2021-05-05
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 42,509,366 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

You should carefully read the factors discussed in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2020 and in our other filings with the U.S. Securities and Exchange Commission (the SEC) for additional discussion of the risks, uncertainties, assumptions and other important factors that could cause our actual results or developments to differ materially and adversely from those projected in the forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on us or our businesses or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially and adversely from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this report. Except as required by law, we disclaim any duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

AAVIATE, NAV, REGENXBIO and the REGENXBIO logos are our registered trademarks. Any other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$291,482	$338,426
Marketable securities	149,398	137,314
Accounts receivable, net	41,039	42,999
Prepaid expenses	13,839	10,505
Other current assets	2,880	1,953
Total current assets	498,638	531,197
Marketable securities	215,598	46,809
Accounts receivable, net	2,859	3,267
Property and equipment, net	89,342	56,467
Operating lease right-of-use assets	62,607	63,815
Restricted cash	1,330	1,330
Other assets	9,068	5,279
Total assets	$879,442	$708,164
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,311	$10,622
Accrued expenses and other current liabilities	41,605	49,082
Deferred revenue	395	449
Operating lease liabilities	1,843	2,500
Liability related to sale of future royalties	28,807	18,794
Total current liabilities	83,961	81,447
Deferred revenue	3,729	3,783
Operating lease liabilities	75,078	70,153
Liability related to sale of future royalties	161,722	174,504
Other liabilities	448	524
Total liabilities	324,938	330,411
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at March 31, 2021 and December 31, 2020; 42,505 and 37,476 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	895,079	667,181
Accumulated other comprehensive loss	(1,368)	(360)
Accumulated deficit	(339,211)	(289,072)
Total stockholders’ equity	554,504	377,753
Total liabilities and stockholders’ equity	$879,442	$708,164

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues
License and royalty revenue	$18,884	$17,644
Total revenues	18,884	17,644
Operating Expenses
Cost of revenues	4,851	3,409
Research and development	39,722	37,035
General and administrative	17,838	14,833
Provision for credit losses and other	515	67
Total operating expenses	62,926	55,344
Loss from operations	(44,042)	(37,700)
Other Income (Expense)
Interest income from licensing	29	848
Investment income (loss)	580	(3,186)
Interest expense	(6,702)	—
Total other income (expense)	(6,093)	(2,338)
Loss before income taxes	(50,135)	(40,038)
Income Tax Expense	(4)	—
Net loss	$(50,139)	$(40,038)
Other Comprehensive Loss
Unrealized loss on available-for-sale securities, net	(1,008)	(785)
Total other comprehensive loss	(1,008)	(785)
Comprehensive loss	$(51,147)	$(40,823)

Net loss per share, basic and diluted	$(1.20)	$(1.08)
Weighted-average common shares outstanding, basic and diluted	41,819	37,104

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended March 31, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	37,476	$4	$667,181	$(360)	$(289,072)	$377,753
Issuance of common stock upon public offering, net of transaction costs of $14,194	4,899	—	216,059	—	—	216,059
Exercise of stock options	111	—	1,292	—	—	1,292
Issuance of common stock under employee stock purchase plan	19	—	627	—	—	627
Stock-based compensation expense	—	—	9,920	—	—	9,920
Unrealized loss on available-for-sale securities, net	—	—	—	(1,008)	—	(1,008)
Net loss	—	—	—	—	(50,139)	(50,139)
Balances at March 31, 2021	42,505	$4	$895,079	$(1,368)	$(339,211)	$554,504

	Three Months Ended March 31, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	36,992	$4	$627,810	$205	$(177,822)	$450,197
Exercise of stock options	181	—	2,154	—	—	2,154
Issuance of common stock under employee stock purchase plan	17	—	607	—	—	607
Stock-based compensation expense	—	—	8,017	—	—	8,017
Unrealized loss on available-for-sale securities, net	—	—	—	(785)	—	(785)
Net loss	—	—	—	—	(40,038)	(40,038)
Balances at March 31, 2020	37,190	$4	$638,588	$(580)	$(217,860)	$420,152

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(50,139)	$(40,038)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	9,920	8,017
Depreciation and amortization	1,929	1,994
Provision for credit losses	565	—
Net amortization of premiums on marketable securities	1,288	39
Net realized and unrealized losses (gains) on marketable securities	(7)	5,111
Imputed interest income from licensing	(29)	(848)
Non-cash interest expense	6,702	—
Other non-cash adjustments	(154)	25
Changes in operating assets and liabilities
Accounts receivable	1,618	(5,744)
Prepaid expenses	(3,334)	(947)
Other current assets	(873)	(2,833)
Operating lease right-of-use assets	1,232	703
Other assets	(3,789)	1,705
Accounts payable	278	3,063
Accrued expenses and other current liabilities	(10,544)	(3,813)
Operating lease liabilities	4,244	(851)
Other liabilities	(38)	(1,156)
Net cash used in operating activities	(41,131)	(35,573)
Cash flows from investing activities
Purchases of marketable debt securities	(233,627)	(30,692)
Maturities of marketable debt securities	50,465	60,907
Sales of marketable equity securities	—	7,124
Purchases of property and equipment	(31,021)	(4,630)
Net cash provided by (used in) investing activities	(214,183)	32,709
Cash flows from financing activities
Proceeds from exercise of stock options	1,292	2,154
Proceeds from issuance of common stock under employee stock purchase plan	627	607
Proceeds from public offering of common stock, net of underwriting discounts and commissions	216,438	—
Issuance costs for public offerings of common stock	(251)	—
Repayments under liability related to sale of future royalties	(9,471)	—
Transaction costs for sale of future royalties	(265)	—
Net cash provided by financing activities	208,370	2,761
Net decrease in cash and cash equivalents and restricted cash	(46,944)	(103)
Cash and cash equivalents and restricted cash
Beginning of period	339,756	70,844
End of period	$292,812	$70,741
Supplemental disclosures of non-cash investing and financing activities
Additions to property and equipment through accounts payable and accrued expenses	$3,783	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

REGENXBIO Inc. (the Company) is a clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. The Company has developed a broad pipeline of gene therapy product candidates using its proprietary adeno-associated virus (AAV) gene delivery platform (NAV Technology Platform), which consists of exclusive rights to over 100 novel AAV vectors, including AAV7, AAV8, AAV9 and AAVrh10. In addition to its internal product development efforts, the Company also selectively licenses the NAV® Technology Platform to other leading biotechnology and pharmaceutical companies (NAV Technology Licensees). As of March 31, 2021, the NAV Technology Platform was being applied by NAV Technology Licensees in one commercially available product, Zolgensma®, and in the preclinical and clinical development of more than 20 licensed products. The Company was formed in 2008 in the State of Delaware and is headquartered in Rockville, Maryland.

As of March 31, 2021, the Company had generated an accumulated deficit of $339.2 million since inception. As the Company has incurred cumulative losses since inception, transition to recurring profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability, and unless and until it does, the Company will continue to need to raise additional capital, to the extent possible. As of March 31, 2021, the Company had cash, cash equivalents and marketable securities of $656.5 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021. Certain information and footnote disclosures required by GAAP which are normally included in the Company’s annual consolidated financial statements have been omitted pursuant to SEC rules and regulations for interim reporting. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year, any other interim periods, or any future year or period. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities for the periods presented. Management bases its estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities, and other reported amounts, that are not readily apparent from other sources. Actual results may differ materially from these estimates. Significant estimates are used in the following areas, among others: license and royalty revenue, the allowance for credit losses, accrued research and development expenses and other accrued liabilities, stock-based compensation expense, non-cash interest expense, income taxes and the fair value of financial instruments.

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

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$291,482	$69,411
Restricted cash	1,330	1,330
Total cash and cash equivalents and restricted cash	$292,812	$70,741

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

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances, and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. Please refer to Note 8 for further information regarding the allowance for credit losses related to accounts receivable.

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

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist of available-for-sale debt securities and equity securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2021
U.S. government and federal agency securities	$7,590	$—	$(1)	$7,589
Certificates of deposit	1,466	23	—	1,489
Corporate bonds	353,423	221	(754)	352,890
Municipal securities	3,025	3	—	3,028
	$365,504	$247	$(755)	$364,996

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2020
U.S. government and federal agency securities	$12,782	$22	$—	$12,804
Certificates of deposit	1,956	34	—	1,990
Corporate bonds	165,850	497	(55)	166,292
Municipal securities	3,035	2	—	3,037
	$183,623	$555	$(55)	$184,123

As of March 31, 2021 and December 31, 2020, no available-for-sale debt securities had remaining maturities greater than three years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of March 31, 2021 and December 31, 2020, the balance in the Company’s accumulated other comprehensive loss consisted solely of unrealized gains and losses on available-for-sale debt securities, net of reclassification adjustments for realized gains and losses and income tax effects. The Company uses the aggregate portfolio approach to release the tax effects of unrealized gains and losses on available-for-sale debt securities in accumulated other comprehensive loss. Realized gains and losses from the sale or maturity of marketable securities are based on the specific identification method and are included in results of operations as investment income (loss). Unrealized loss on available-for-sale securities, net, as presented in the statements of operations and comprehensive loss consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Unrealized loss before reclassifications	$(1,001)	$(755)
Realized gains reclassified to investment income	(7)	(30)
Income tax expense	—	—
Unrealized loss on available-for-sale securities, net	$(1,008)	$(785)

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021
U.S. government and federal agency securities	$7,589	$(1)	$—	$—	$7,589	$(1)
Corporate bonds	275,305	(754)	—	—	275,305	(754)
	$282,894	$(755)	$—	$—	$282,894	$(755)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Corporate bonds	$55,507	$(55)	$—	$—	$55,507	$(55)
	$55,507	$(55)	$—	$—	$55,507	$(55)

As of March 31, 2021, available-for-sale debt securities held by the Company which were in an unrealized loss position consisted of 49 investment grade security positions. The Company has the intent and ability to hold such securities until recovery, and due to the credit quality of the issuers and low severity of each unrealized loss position relative to its amortized cost basis, the Company did not identify any credit losses associated with its available-for-sale debt securities. The Company did not record an allowance for credit losses on its available-for-sale debt securities as of March 31, 2021 or December 31, 2020. The Company did not recognize any impairment or credit losses on available-for-sale debt securities during the three months ended March 31, 2021 and 2020.

During the three months ended March 31, 2020, the Company recognized total net realized and unrealized losses of $5.1 million related to its marketable equity securities of Prevail Therapeutics Inc. (Prevail), which were acquired as consideration for a license to the NAV Technology Platform granted to Prevail in August 2017. As of December 31, 2020, the Company had sold all of its Prevail equity securities.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2021
Cash equivalents:
Money market mutual funds	$—	$240,240	$—	$240,240
Total cash equivalents	—	240,240	—	240,240
Marketable securities:
U.S. government and federal agency securities	—	7,589	—	7,589
Certificates of deposit	—	1,489	—	1,489
Corporate bonds	—	352,890	—	352,890
Municipal securities	—	3,028	—	3,028
Total marketable securities	—	364,996	—	364,996
Total cash equivalents and marketable securities	$—	$605,236	$—	$605,236

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2020
Cash equivalents:
Money market mutual funds	$—	$96,307	$—	$96,307
Total cash equivalents	—	96,307	—	96,307
Marketable securities:
U.S. government and federal agency securities	—	12,804	—	12,804
Certificates of deposit	—	1,990	—	1,990
Corporate bonds	—	166,292	—	166,292
Municipal securities	—	3,037	—	3,037
Total marketable securities	—	184,123	—	184,123
Total cash equivalents and marketable securities	$—	$280,430	$—	$280,430

Management estimates that the carrying amounts of its current accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Accounts receivable which contain non-current portions are recorded at their present values using a discount rate that is based on prevailing market rates and the credit profile of the licensee on the date the amounts are initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be materially different from those that would be used as of March 31, 2021 to determine the present value of the receivables. Accordingly, management estimates that the carrying value of its non-current accounts receivable approximates the fair value of those instruments.

Non-marketable equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. As of March 31, 2021 and December 31, 2020, non-marketable equity securities had a carrying value of $1.1 million and were included in other assets on the consolidated balance sheets. The Company did not identify any observable price changes or changes in circumstances that would have had an adverse effect on the fair value of the securities as of March 31, 2021 or December 31, 2020. No remeasurements or impairment losses were recorded on non-marketable equity securities during the three months ended March 31, 2021 and 2020.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Laboratory and manufacturing equipment	$34,124	$26,306
Computer equipment and software	3,954	3,764
Furniture and fixtures	4,699	4,114
Leasehold improvements	71,167	44,957
Total property and equipment	113,944	79,141
Accumulated depreciation and amortization	(24,602)	(22,674)
Property and equipment, net	$89,342	$56,467

6. Liability Related to Sale of Future Royalties

In December 2020, the Company entered into a royalty purchase agreement (the Royalty Purchase Agreement) with entities managed by Healthcare Royalty Management, LLC (collectively, HCR). Under the agreement, HCR purchased the Company’s rights to a capped amount of Zolgensma royalty payments under the Company’s license agreement with Novartis Gene Therapies, Inc. (formerly AveXis, Inc.) (Novartis Gene Therapies), including $4.0 million of royalty payments received by the Company in the fourth quarter of 2020 (the Pledged Royalties). In consideration for these rights, HCR paid the Company $200.0 million (the Purchase Price), less $4.0 million representing the payment of the Pledged Royalties to HCR. Beginning upon the effective date of the agreement, Zolgensma royalty payments, up to a specified threshold, will be paid to HCR, net of upstream royalties payable by the Company to certain licensors in accordance with existing license agreements.

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

The proceeds received from HCR of $196.0 million were recorded as a liability, net of transaction costs of $3.5 million, which is amortized over the estimated life of the arrangement using the effective interest method. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be received by HCR, subject to the Cap Amount, over the life of the arrangement. The total amount of royalty payments received by HCR under the agreement, less the net proceeds received by the Company of $192.5 million, is recorded as non-cash interest expense over the life of the arrangement using the effective interest method. Due to its continuing involvement in the underlying license agreement with Novartis Gene Therapies, the Company continues to recognize royalty revenue on net sales of Zolgensma and records the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement.

The Company estimates the effective interest rate used to record non-cash interest expense under the Royalty Purchase Agreement based on its estimate of future royalty payments to be received by HCR. As of March 31, 2021, the estimated effective interest rate under the agreement was 13.9%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments received by HCR and changes in the Company’s forecasted royalties. At each reporting date, the Company reassesses its estimate of total future royalty payments to be received by HCR at the applicable Cap Amount, and prospectively adjusts the effective interest rate and amortization of the liability, as necessary.

The following table presents the changes in the liability related to the sale of future royalties under the Royalty Purchase Agreement with HCR (in thousands):

Three Months Ended
March 31, 2021
Liability related to sale of future royalties, beginning balance	$193,298
Zolgensma royalties paid to HCR	(9,471)
Non-cash interest expense	6,702
Liability related to sale of future royalties, ending balance	190,529
Current portion of liability related to sale of future royalties	(28,807)
Liability related to sale of future royalties, non-current	$161,722

7. Capitalization

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

8. License and Royalty Revenue

As of March 31, 2021, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in one commercially available product, Zolgensma, and in the development of more than 20 licensed products. Consideration to the Company under its license agreements may include: (i) up-front and annual fees, (ii) option fees to acquire additional licenses, (iii) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (iv) sublicense fees and (v) royalties on sales of licensed products. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

Development milestone payments are evaluated each reporting period and are only included in the transaction price of each license and recognized as license revenue to the extent the milestones are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of March 31, 2021, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $194.8 million, including (i) $23.3 million upon the commencement of various stages of clinical trials, (ii) $21.0 million upon the submission of regulatory approval filings, (iii) $93.5 million upon the approval of commercial products by regulatory agencies and (iv) $57.0 million upon the achievement of specified sales targets for licensed products. To the extent the milestone payments are realized by the Company, the Company will be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of milestones by licensees is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

Changes in Accounts Receivable, Contract Assets and Deferred Revenue

The following table presents changes in the balances of the Company’s net accounts receivable, contract assets and deferred revenue, as well as other information regarding revenue recognized during the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Accounts receivable, net, current and non-current:
Balance, beginning of period	$46,266	$42,303
Additions	18,718	18,142
Deductions	(21,086)	(11,550)
Balance, end of period	$43,898	$48,895

Contract assets:
Balance, beginning of period	$350	$—
Additions	649	350
Deductions	(350)	—
Balance, end of period	$649	$350

Deferred revenue, current and non-current:
Balance, beginning of period	$4,232	$3,333
Additions	—	—
Deductions	(108)	—
Balance, end of period	$4,124	$3,333

Revenue recognized during the period from:
Amounts included in deferred revenue at beginning of period	$108	$—
Performance obligations satisfied in previous periods	$18,651	$10,379

Additions to accounts receivable during the periods presented consisted primarily of receivables recorded related to royalties on net sales of Zolgensma, new licenses granted by the Company, the achievement of development milestones by licensees and interest income from licensing recognized during the period. Deductions to accounts receivable during the periods presented consisted primarily of amounts collected from licensees and increases in the allowance for credit losses, as discussed further below. Additions to contract assets during the periods presented consisted primarily of development milestones deemed probable of achievement by licensees during the period. Deductions to contract assets during the periods presented consisted of the achievement of such milestones and billing of the associated milestone payments by the Company.

As of March 31, 2021, the Company had recorded deferred revenue of $4.1 million which represents consideration received from licensees for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations consisted of (i) options granted to licensees that provide material rights to the licensee to acquire additional licenses from the Company, which will be satisfied upon the exercise or expiration of the options and (ii) research and development services to be performed by the Company related to licensed products, which will be satisfied as the research and development services are performed.

Revenue recognized from performance obligations satisfied in previous periods was primarily attributable to Zolgensma royalty revenues as well as changes in the transaction prices of the Company’s license agreements. Changes in transaction prices were primarily attributable to development milestones achieved or deemed probable of achievement during the periods, which were previously not considered probable of achievement.

Accounts Receivable, Contract Assets and the Allowance for Credit Losses

Accounts receivable, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Current accounts receivable:
Billed to customers	$30,584	$30,573
Unbilled	18,698	20,104
Allowance for credit losses	(8,243)	(7,678)
Current accounts receivable, net	41,039	42,999
Non-current accounts receivable:
Unbilled	2,859	3,267
Allowance for credit losses	—	—
Non-current accounts receivable, net	2,859	3,267
Total accounts receivable, net	$43,898	$46,266

The following table presents the changes in the allowance for credit losses related to accounts receivable and contract assets for the three months ended March 31, 2021 (in thousands):

	Accounts Receivable	Contract Assets
Balance at December 31, 2020	$7,678	$—
Provision for credit losses	565	—
Write-offs	—	—
Balance at March 31, 2021	$8,243	$—

The Company’s allowance for credit losses as of March 31, 2021 and December 31, 2020 was related solely to accounts receivable from Abeona Therapeutics Inc. (Abeona). Please refer to the section below, Abeona Therapeutics Inc., for further information regarding amounts due from Abeona and the associated allowance for credit losses. The Company’s provision for credit losses for the three months ended March 31, 2021 was $0.6 million and was related solely to changes in estimates regarding the allowance for credit losses associated with the accounts receivable from Abeona. No provision for credit losses was recorded for the three months ended March 31, 2020.

Novartis Gene Therapies, Inc.

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

The Company recognized the following amounts under the March 2014 License with Novartis Gene Therapies (in thousands):

	Three Months Ended March 31,
	2021	2020
Royalties on net sales of Zolgensma	$18,263	$9,978
Total license and royalty revenue	$18,263	$9,978

Interest income from licensing	$6	$7

As of March 31, 2021 and December 31, 2020, the Company had recorded total accounts receivable of $18.1 million and $19.6 million, respectively, from Novartis Gene Therapies under the March 2014 License, which consisted primarily of unbilled receivables for Zolgensma royalties. Zolgensma royalties receivable as of March 31, 2021 included $13.2 million which was expected to be paid to HCR in accordance with the Royalty Purchase Agreement discussed in Note 6.

Abeona Therapeutics Inc.

In November 2018, the Company entered into a license agreement with Abeona, as amended, (the November 2018 License), for the development and commercialization of various diseases using the NAV Technology Platform. Pursuant to the November 2018 License, Abeona was required to pay a license fee of $8.0 million to the Company no later than April 1, 2020. Abeona failed to make this payment, and in April 2020, the Company delivered to Abeona a notice of its breach of the license agreement and written demand for payment. Upon expiration of the applicable cure period in May 2020, the license agreement was terminated. As a result of the termination, Abeona was required to pay a $20.0 million license fee to the Company within 15 days of the termination date, which otherwise would have been due to the Company in November 2020. As of April 30, 2021, the Company had not received any portion of the $28.0 million in license fees due from Abeona under the license agreement. Unpaid balances due under the November 2018 License accrue interest at 1.5% per month.

In May 2020, subsequent to the termination of the November 2018 License, Abeona filed a claim in arbitration alleging that the Company had breached certain responsibilities to communicate with Abeona regarding the Company’s prosecution of licensed patents under the November 2018 License. The Company disputes Abeona’s claim and filed a counterclaim in arbitration demanding payment of the $28.0 million of unpaid fees from Abeona, plus accrued interest. Based on its evaluation of the merits of Abeona’s claims, the Company did not record any liabilities related these claims as of March 31, 2021, and the Company currently expects that its demand for payment in full will be upheld in arbitration. A binding arbitration was held in March 2021 and the arbitrators’ decision is pending. The Company intends to enforce the full collection of all amounts due from Abeona; however, the outcome of the arbitration and timing of payment from Abeona remain uncertain.

As of March 31, 2021 and December 31, 2020, the Company had recorded gross accounts receivable of $30.1 million from Abeona under the November 2018 License, which consisted of the $8.0 million fee due April 1, 2020, the $20.0 million fee due within 15 days of the termination of the license agreement in May 2020 and accrued interest on the outstanding balances. While the Company currently expects its demand for payment in full will be upheld in arbitration and intends to enforce the full collection of all amounts due, the Company assessed the collectability of the $30.1 million due from Abeona as it relates to credit risk. In performing this assessment, the Company evaluated Abeona’s credit profile and financial condition, as well its expectations regarding Abeona’s future cash flows and ability to satisfy this obligation upon the completion of arbitration in 2021. As a result of its analyses, the Company recorded an allowance for credit losses of $8.2 million and $7.7 million as of March 31, 2021 and December 31, 2020, respectively, related to the accounts receivable due from Abeona. The Company recorded a provision for credit losses of $0.6 million for the three months ended March 31, 2021 as a result of changes in estimates regarding the allowance during the period.

As of March 31, 2021 and December 31, 2020, the Company had recognized interest income from licensing of $2.1 million related to the unpaid license fees from Abeona under the November 2018 License, which is included in the gross accounts receivable balance of $30.1 million. In accordance with its interest accrual policy, the Company ceased the recognition of interest income accrued under the license agreement subsequent to the recognition of the allowance for credit losses in the third quarter of 2020, and will continue to maintain the accounts receivable from Abeona on non-accrual status unless and until such amounts are deemed to be collectable. However, the Company intends to enforce the full collection of all accrued interest contractually due from Abeona upon the completion of arbitration.

9. Stock-based Compensation

In January 2021, the Board of Directors authorized an additional 1,499,037 shares to be issued under the 2015 Equity Incentive Plan (the 2015 Plan). As of March 31, 2021, the total number of shares of common stock authorized for issuance under the 2015 Plan and the 2014 Stock Plan (the 2014 Plan) was 13,911,954, of which 2,447,174 remained available for future grants under the 2015 Plan.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	$9,015	$7,779
Restricted stock units	679	—
Employee stock purchase plan	226	238
	$9,920	$8,017

As of March 31, 2021, the Company had $93.8 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.8 years.

The Company recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$5,031	$4,047
General and administrative	4,889	3,970
	$9,920	$8,017

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2020	6,361	$31.21	7.2	$101,356
Granted	1,170	$44.92
Exercised	(105)	$12.30
Cancelled or forfeited	(80)	$45.48
Outstanding at March 31, 2021	7,346	$33.51	7.4	$51,356
Exercisable at March 31, 2021	4,126	$26.47	6.2	$50,065
Vested and expected to vest at March 31, 2021	7,346	$33.51	7.4	$51,356

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2021 was $27.28. During the three months ended March 31, 2021, the total number of stock options exercised was 104,638, resulting in total proceeds of $1.3 million. The total intrinsic value of options exercised during the three months ended March 31, 2021 was $3.6 million.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2020	—	$—
Granted	257	$44.92
Vested	—	$—
Forfeited	(3)	$44.97
Unvested balance at March 31, 2021	254	$44.92

No restricted stock units vested during the three months ended March 31, 2021 and 2020.

Employee Stock Purchase Plan

In January 2021, the Board of Directors authorized an additional 374,759 shares to be issued under the 2015 ESPP. As of March 31, 2021, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 998,683, of which 803,728 remained available for future issuance. During the three months ended March 31, 2021, 19,042 shares of common stock were issued under the 2015 ESPP.

10. Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including three-year cumulative loss positions as of March 31, 2021 and December 31, 2020, the Company concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its net deferred tax assets as of March 31, 2021 and December 31, 2020.

11. Related Party Transactions

FOXKISER LLP

Since 2016, the Company has been party to professional services agreements with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of a member of the Company’s Board of Directors, pursuant to which the Company pays a fixed monthly fee in consideration for certain strategic services provided by FOXKISER. Effective January 2019, the Company entered into a new professional services agreement with FOXKISER with similar terms and conditions as the previous agreements. The agreement was amended effective June 2019 to expand the scope of the services provided and increase the monthly fee. Effective August 2020, the agreement was further amended to extend the term of the agreement by two years through December 2022. The agreement may be terminated by either party with six months’ advanced written notice. Expenses incurred under the agreement with FOXKISER for the three months ended March 31, 2021 and 2020 were $1.2 million and $1.2 million, respectively, and were recorded as research and development expenses in the consolidated statements of operations and comprehensive loss.

12. Net Loss Per Share

Since the Company incurred net losses for the three months ended March 31, 2021 and 2020, common stock equivalents were excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were the same for such periods. The following potentially dilutive common stock equivalents outstanding at the end of the period were excluded from the computations of weighted-average diluted common shares for the periods indicated as their effects would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options issued and outstanding	7,346	6,438
Unvested restricted stock units outstanding	254	—
Employee stock purchase plan	30	32
	7,630	6,470

13. Supplemental Disclosures

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued purchases of property and equipment	$11,231	$7,853
Accrued personnel costs	7,970	13,155
Accrued external research and development expenses	7,792	9,738
Accrued sublicense fees and royalties	6,828	12,160
Accrued income taxes payable	4,005	3,135
Accrued external general and administrative expenses	3,657	2,865
Other accrued expenses and current liabilities	122	176
	$41,605	$49,082

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which we filed with the SEC on March 1, 2021. In addition, you should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In January 2021, we announced that we completed an End of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) to discuss the details of a pivotal program to evaluate the efficacy and safety of RGX-314 in patients with wet AMD using the subretinal delivery approach. We plan to conduct two randomized, well-controlled clinical trials to evaluate the efficacy and safety of RGX-314 in patients with wet AMD, enrolling approximately 700 patients total. The first pivotal trial (ATMOSPHERETM) is active and enrolling patients. Based on the outcome of these trials, the pivotal program is expected to support a Biologics License Application (BLA) filing in 2024.

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

We are also conducting a Phase II trial of the suprachoroidal delivery of RGX-314 using the SCS Microinjector for the treatment of wet AMD known as AAVIATE®. We have completed enrollment in Cohort 1 of this trial, and we plan to report interim data from Cohort 1 in the third quarter of 2021. We have also completed enrollment in Cohort 2 and expect to report interim data from Cohort 2 in the second half of 2021. In addition, we have expanded AAVIATE and began dosing in a third cohort of patients. Cohort 3 will evaluate the efficacy, safety and tolerability of RGX-314 in up to 20 patients who are neutralizing antibody (NAb) positive. The same dose evaluated in Cohort 2, 5.0x1011 genomic copies per eye (GC/eye) of RGX-314, will be delivered to patients in Cohort 3 via a single injection. As with Cohorts 1 and 2, patients in Cohort 3 will not receive prophylactic immune suppressive corticosteroid therapy before or after administration of RGX-314.

In addition, we announced in December 2020 that the first patient had been dosed in ALTITUDETM, a Phase II trial of the suprachoroidal delivery of RGX-314 for the treatment of DR. Patient enrollment continues and we expect to report initial data from this trial in 2021.

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

We are conducting a Phase I/II trial of RGX-121 in patients with MPS II up to the age of 5 years old. As reported in February 2021, RGX-121 was well-tolerated in Cohorts 1 and 2 of the Phase I/II trial, and no drug-related SAEs were reported. Biomarker data from patients in both cohorts indicated encouraging signals of I2S enzyme activity in the central nervous system following one-time administration of RGX-121, with consistent reductions of heparan sulfate (HS) and D2S6, a component of HS. Patients in Cohorts 1 and 2 also demonstrated continued neurocognitive development and evidence of I2S enzyme activity in plasma and urine following administration of RGX-121. In April 2021, we announced that the first patient has been dosed in Cohort 3 of the ongoing Phase I/II trial.

In addition, the first patient has been dosed in a second Phase I/II trial of RGX-121 for the treatment of pediatric patients with MPS II over the age of 5 years old.

•

RGX-111: We are developing RGX-111 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type I (MPS I), a severe genetic lysosomal storage disease caused by deficiency of α-l-iduronidase (IDUA), an enzyme required for breakdown of cellular waste products. We have completed dosing of patients in the first cohort of a Phase I/II clinical trial for RGX-111.

•

RGX-181: We are developing RGX-181 for the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease, one of the most common forms of Batten disease, caused by mutations in the tripeptidyl peptidase 1 (TPP1) gene. An IND was submitted to the FDA, after which the FDA notified REGENXBIO that its proposed trial had been placed on clinical hold and the agency requested more information to support the initial dose selection and certain study drug administration procedures. REGENXBIO is evaluating the FDA’s requests and plans to provide an update on the program in the second half of 2021.

•

RGX-381: We are developing RGX-381 for the treatment of ocular manifestations of CLN2 disease. Based on communication with the FDA and the update from the RGX-181 program, we now expect to provide a program update in the second half of 2021.

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

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of March 31, 2021, our NAV Technology Platform was being applied in one FDA approved product (Zolgensma®), and the preclinical and clinical development of more than 20 partnered programs. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform, and creating potential additional revenue.

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

Our results of operations for the three months ended March 31, 2021 and 2020 were not significantly impacted by the COVID-19 pandemic. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition in the future is unknown at this time and will depend on future developments that are highly unpredictable. Please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of the risks we face as a result of the COVID-19 pandemic.

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

Research and Development Expense

Our research and development expense primarily consists of:

•	salaries and personnel-related costs, including benefits and stock-based compensation, for our scientific personnel performing research and development activities;
•	costs related to executing preclinical studies and clinical trials;
•	costs related to acquiring, developing and manufacturing materials for preclinical studies and clinical trials;
•	fees paid to consultants and other third-parties who support our product candidate development;
•	other costs in seeking regulatory approval of our product candidates; and
•	allocated facility-related costs, depreciation expense and other overhead.

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

We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	a Phase I/II clinical trial and associated long-term follow-up study to evaluate the safety and efficacy of the subretinal delivery of RGX-314 for the treatment of wet AMD;
•	pivotal trials (ATMOSPHERE and one additional pivotal trial) to evaluate the safety and efficacy of the subretinal delivery of RGX-314 for the treatment of wet AMD;
•	Phase II clinical trials to evaluate the safety and efficacy of the suprachoroidal delivery of RGX-314 using the SCS Microinjector for the treatment of wet AMD (AAVIATE) and DR (ALTITUDE);
•	preclinical research and development and a planned clinical trial for RGX-202 for the treatment of DMD;
•	Phase I/II clinical trials to evaluate the safety and efficacy of RGX-121 for the treatment of MPS II;
•	a Phase I/II clinical trial to evaluate the safety and efficacy of RGX-111 for the treatment of MPS I;
•	preclinical research and development and a planned clinical trial for RGX-181 for the treatment of CLN2 disease;
•	preclinical research and development and a planned clinical trial for RGX-381 for the treatment of ocular manifestations of CLN2 disease;

•	preclinical research and development for potential product candidates to treat HAE;
•	preclinical research and development for potential product candidates to treat neurodegenerative diseases, including tauopathies and alpha-synucleinopathies, under our collaboration with Neurimmune;
•	preclinical research and development for potential product candidates addressing other diseases across a range of therapeutics areas;
•	continued investment in advanced manufacturing analytics and process development activities; and
•	continued acquisition and manufacture of clinical trial materials in support of our anticipated clinical trials.

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Direct Expenses
RGX-314	$3,341	$6,133
RGX-202	1,918	1,252
RGX-121	1,596	2,340
RGX-181 and RGX-381	769	1,323
Other product candidates	664	958
Total direct expenses	8,288	12,006
Unallocated Expenses
Platform and new technologies	7,388	5,932
Personnel-related	19,661	15,859
Facilities and depreciation expense	4,129	2,652
Other unallocated	256	586
Total unallocated expenses	31,434	25,029
Total research and development	$39,722	$37,035

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

General and Administrative Expense

Our general and administrative expense consists primarily of salaries and personnel-related costs, including benefits and stock-based compensation, for employees performing functions other than research and development. This includes certain personnel in executive, commercial, corporate development, finance, legal, human resources, information technology and administrative support functions. Other general and administrative expenses include facility-related and overhead costs not otherwise allocated to research and development expense, professional fees for accounting, legal and advisory services, expenses associated with obtaining and maintaining patents, insurance costs, costs of our information systems and other commercial and general corporate activities. We expect that our general and administrative expense will continue to increase as we continue to develop, and potentially commercialize, our product candidates.

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

Our significant accounting policies are fully described in Note 2 to the accompanying unaudited consolidated financial statements and in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in our critical accounting policies since December 31, 2020.

Results of Operations

Our consolidated results of operations were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Revenues
License and royalty revenue	$18,884	$17,644	$1,240
Total revenues	18,884	17,644	1,240
Operating Expenses
Cost of revenues	4,851	3,409	1,442
Research and development	39,722	37,035	2,687
General and administrative	17,838	14,833	3,005
Provision for credit losses and other	515	67	448
Total operating expenses	62,926	55,344	7,582
Loss from operations	(44,042)	(37,700)	(6,342)
Other Income (Expense)
Interest income from licensing	29	848	(819)
Investment income (loss)	580	(3,186)	3,766
Interest expense	(6,702)	—	(6,702)
Total other income (expense)	(6,093)	(2,338)	(3,755)
Loss before income taxes	(50,135)	(40,038)	(10,097)
Income Tax Expense	(4)	—	(4)
Net loss	$(50,139)	$(40,038)	$(10,101)

Comparison of the Three Months Ended March 31, 2021 and 2020

License and Royalty Revenue. License and royalty revenue increased by $1.2 million, from $17.6 million for the three months ended March 31, 2020 to $18.9 million for the three months ended March 31, 2021. The increase was primarily attributable to Zolgensma royalty revenues, which increased by $8.3 million, from $10.0 million for the first quarter of 2020 to $18.3 million for the first quarter of 2021. As reported by Novartis, sales of Zolgensma for the first quarter of 2021 increased by 88% as compared to the first quarter of 2020. The increase in revenues was partially offset by $7.2 million of non-recurring revenue recognized during the three months ended March 31, 2020 related to a license granted to Ultragenyx Pharmaceutical Inc. during the period.

Research and Development Expense. Research and development expenses increased by $2.7 million, from $37.0 million for the three months ended March 31, 2020 to $39.7 million for the three months ended March 31, 2021. The increase was primarily attributable to the following:

•	an increase of $3.8 million for personnel-related costs as a result of increased headcount of research and development personnel, including a $1.0 million increase in stock-based compensation expense;
•	an increase of $1.7 million for external costs associated with clinical trial and regulatory activities for our lead product candidates; and
•	an increase of $1.2 million for laboratory costs and facilities used by research and development personnel, including depreciation expense allocated to research and development functions.

The increase in research and development expenses was partially offset by a $3.9 million decrease in external costs associated with manufacturing-related services, primarily related to RGX-314.

General and Administrative Expense. General and administrative expenses increased by $3.0 million, from $14.8 million for the three months ended March 31, 2020 to $17.8 million for the three months ended March 31, 2021. The increase was primarily attributable to the following:

•	an increase of $1.8 million for professional services, primarily related to commercial consulting and legal services; and
•

an increase of $1.2 million for personnel-related costs as a result of increased headcount of general and administrative personnel, including a $0.9 million increase in stock-based compensation expense.

Investment Income (Loss). Investment income was $0.6 million for the three months ended March 31, 2021, as compared to investment loss of $3.2 million for the three months ended March 31, 2020, a change of $3.8 million. The change was primarily attributable to net realized and unrealized losses of $5.1 million recognized in the first quarter of 2020 related to our marketable equity securities of Prevail Therapeutics Inc. (Prevail). We sold all of our Prevail equity securities prior to the first quarter of 2021. The change in investment income was partially offset by a decrease of $1.3 million in interest income in the first quarter of 2021, primarily attributable to lower yields on investments in cash equivalents and marketable debt securities.

Interest Expense. Interest expense increased by $6.7 million for the three months ended March 31, 2021, from zero for the three months ended March 31, 2020. Interest expense consists solely of non-cash interest recognized under our royalty purchase agreement with HCR for the sale of future Zolgensma royalties which occurred in December 2020.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $656.5 million, which were primarily derived from the sale of our common stock, license and royalty revenue and the monetization of our Zolgensma royalty stream. We expect that our cash, cash equivalents and marketable securities as of March 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan.

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

Cash Flows

Our consolidated cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(41,131)	$(35,573)
Net cash provided by (used in) investing activities	(214,183)	32,709
Net cash provided by financing activities	208,370	2,761
Net decrease in cash and cash equivalents and restricted cash	$(46,944)	$(103)

Cash Flows from Operating Activities

Our net cash used in operating activities for the three months ended March 31, 2021 increased by $5.6 million from the three months ended March 31, 2020. The increase was largely driven by an increase in operating expenses of $7.6 million in the first quarter of 2021. We expect to continue to incur net cash out outflows from operations for the foreseeable future as we continue the development and advancement of our lead product candidates and other research programs.

For the three months ended March 31, 2021, our net cash used in operating activities of $41.1 million consisted of a net loss of $50.1 million and changes in working capital of $11.2 million, offset by $20.2 million in adjustments for non-cash items. The changes in working capital include a $10.5 million decrease in accrued expenses and other current liabilities which was largely driven by decreases in accrued personnel costs, accrued royalties payable to licensors and accrued external research and development expenses as of March 31, 2021. The changes in working capital were partially offset by an increase in operating lease liabilities of $4.2 million which was largely driven by funds received under our tenant improvement allowance related to the ongoing buildout of our new headquarters facility in Rockville, Maryland. Other changes in working capital were incurred in the normal course of business, primarily as a result of differences in the timing of payments to service providers and the period in which such costs are incurred. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $9.9 million, non-cash interest expense recognized under our royalty purchase agreement with HCR of $6.7 million and depreciation and amortization expense of $1.9 million.

For the three months ended March 31, 2020, our net cash used in operating activities of $35.6 million consisted of a net loss of $40.0 million and changes in working capital of $9.9 million, offset by $14.3 million in adjustments for non-cash items. The changes in working capital include an increase in accounts receivable of $5.7 million which was largely driven by new licenses granted by us during the first quarter of 2020, and a decrease in accrued expenses and other current liabilities of $3.8 million which was largely driven by a decrease in accrued personnel costs as of March 31, 2020. Other changes in working capital were incurred in the normal course of business, primarily as a result of differences in the timing of payments to service providers and the period in which such costs are incurred. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $8.0 million, net losses on our Prevail equity securities of $5.1 million and depreciation and amortization expense of $2.0 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2021, our net cash used in investing activities consisted of $233.6 million to purchase marketable debt securities and $31.0 million to purchase property and equipment, offset by $50.5 million in maturities of marketable debt securities. The substantial majority of our capital expenditures in first quarter of 2021 were related to the build out of our future corporate, manufacturing and research headquarters at 9804 Medical Center Drive in Rockville, Maryland. We expect capital expenditures to continue to increase in 2021 as a result of the ongoing build out of this facility. Total remaining capital expenditures related to the build out of the facility at 9804 Medical Center Drive, net of remaining amounts to be reimbursed by the landlord under our tenant improvement allowance, are expected to be in the mid-double-digit millions (USD) and are expected to be incurred into 2022. However, the actual amount and timing of these capital expenditures are uncertain and may differ materially from our current estimates.

For the three months ended March 31, 2020, our net cash provided by investing activities consisted of $68.0 million in sales and maturities of marketable securities, offset by $30.7 million to purchase marketable debt securities and $4.6 million to purchase property and equipment.

Cash Flows from Financing Activities

For the three months ended March 31, 2021, our net cash provided by financing activities primarily consisted of $216.2 million in net proceeds received from a public offering of our common stock completed in January 2021, net of underwriting discounts and commissions and other offering expenses paid during the period, and was partially offset by $9.5 million of Zolgensma royalties paid to HCR during the period under the Zolgensma royalty purchase agreement.

For the three months ended March 31, 2020, our net cash provided by financing activities consisted of $2.8 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $339.2 million as of March 31, 2021. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect our capital expenditures will continue to increase due to costs associated with building out additional office, laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts, particularly with respect to the build out of our facility at 9804 Medical Center Drive as discussed above. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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

Contractual Obligations, Commitments and Contingencies

There have been no material changes to our contractual obligations, commitments and contingencies as of March 31, 2021 from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our exposure to market risk during the three months ended March 31, 2021.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding our legal proceedings with Abeona Therapeutics Inc., please refer to Note 8, “License and Royalty Revenue—Abeona Therapeutics Inc.,” to the accompanying unaudited consolidated financial statements.

Item 1A. Risk Factors.

Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes from the risk factors previously disclosed in such filing.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets

(ii) Consolidated Statements of Operations and Comprehensive Loss

(iii) Consolidated Statements of Stockholders’ Equity

(iv) Consolidated Statements of Cash Flows

(v) Notes to Consolidated Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021 formatted in Inline XBRL (included in Exhibit 101)

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

REGENXBIO Inc.

Dated: May 5, 2021	/s/ Kenneth T. Mills
Kenneth T. Mills
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 5, 2021	/s/ Vittal Vasista
Vittal Vasista
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)