Form 10-Q
period 2021-06-30
REGENXBIO Inc.
filed 2021-08-09
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 001-37553

REGENXBIO Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-1851754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9804 Medical Center Drive Rockville, MD	20850
(Address of principal executive offices)	(Zip Code)

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

As of August 4, 2021, there were 42,600,528 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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
•

our expectations regarding the outcome of legal proceedings, including our ability to enforce the award from our arbitration with Abeona Therapeutics Inc. regarding unpaid license fees if Abeona does not comply with the arbitration tribunal’s ruling;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$257,072	$338,426
Marketable securities	117,665	137,314
Accounts receivable, net	44,394	42,999
Prepaid expenses	13,092	10,505
Other current assets	5,164	1,953
Total current assets	437,387	531,197
Marketable securities	218,220	46,809
Accounts receivable, net	2,808	3,267
Property and equipment, net	106,685	56,467
Operating lease right-of-use assets	62,280	63,815
Restricted cash	1,330	1,330
Other assets	7,692	5,279
Total assets	$836,402	$708,164
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,354	$10,622
Accrued expenses and other current liabilities	46,761	49,082
Deferred revenue	395	449
Operating lease liabilities	1,709	2,500
Liability related to sale of future royalties	33,335	18,794
Total current liabilities	91,554	81,447
Deferred revenue	3,630	3,783
Operating lease liabilities	82,383	70,153
Liability related to sale of future royalties	151,076	174,504
Other liabilities	514	524
Total liabilities	329,157	330,411
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at June 30, 2021 and December 31, 2020; 42,555 and 37,476 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	905,346	667,181
Accumulated other comprehensive loss	(1,255)	(360)
Accumulated deficit	(396,850)	(289,072)
Total stockholders’ equity	507,245	377,753
Total liabilities and stockholders’ equity	$836,402	$708,164

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
License and royalty revenue	$22,035	$16,566	$40,919	$34,210
Total revenues	22,035	16,566	40,919	34,210
Operating Expenses
Cost of revenues	9,819	4,684	14,670	8,093
Research and development	45,882	38,111	85,604	75,146
General and administrative	18,425	15,554	36,263	30,387
Provision for credit losses and other	135	50	650	117
Total operating expenses	74,261	58,399	137,187	113,743
Loss from operations	(52,226)	(41,833)	(96,268)	(79,533)
Other Income (Expense)
Interest income from licensing	554	1,849	583	2,697
Investment income	399	5,722	979	2,536
Interest expense	(6,366)	—	(13,068)	—
Total other income (expense)	(5,413)	7,571	(11,506)	5,233
Loss before income taxes	(57,639)	(34,262)	(107,774)	(74,300)
Income Tax Benefit (Expense)	—	500	(4)	500
Net loss	$(57,639)	$(33,762)	$(107,778)	$(73,800)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net	113	1,330	(895)	545
Total other comprehensive income (loss)	113	1,330	(895)	545
Comprehensive loss	$(57,526)	$(32,432)	$(108,673)	$(73,255)

Net loss per share, basic and diluted	$(1.36)	$(0.91)	$(2.56)	$(1.98)
Weighted-average common shares outstanding, basic and diluted	42,510	37,257	42,170	37,180

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended June 30, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at March 31, 2021	42,505	$4	$895,079	$(1,368)	$(339,211)	$554,504
Exercise of stock options	50	—	275	—	—	275
Stock-based compensation expense	—	—	9,992	—	—	9,992
Unrealized gain on available-for-sale securities, net	—	—	—	113	—	113
Net loss	—	—	—	—	(57,639)	(57,639)
Balances at June 30, 2021	42,555	$4	$905,346	$(1,255)	$(396,850)	$507,245

	Three Months Ended June 30, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2020	37,190	$4	$638,588	$(580)	$(217,860)	$420,152
Exercise of stock options	101	—	1,825	—	—	1,825
Stock-based compensation expense	—	—	8,316	—	—	8,316
Unrealized gain on available-for-sale securities, net	—	—	—	1,330	—	1,330
Net loss	—	—	—	—	(33,762)	(33,762)
Balances at June 30, 2020	37,291	$4	$648,729	$750	$(251,622)	$397,861

	Six Months Ended June 30, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	37,476	$4	$667,181	$(360)	$(289,072)	$377,753
Issuance of common stock upon public offering, net of transaction costs of $14,194	4,899	—	216,059	—	—	216,059
Exercise of stock options	161	—	1,567	—	—	1,567
Issuance of common stock under employee stock purchase plan	19	—	627	—	—	627
Stock-based compensation expense	—	—	19,912	—	—	19,912
Unrealized loss on available-for-sale securities, net	—	—	—	(895)	—	(895)
Net loss	—	—	—	—	(107,778)	(107,778)
Balances at June 30, 2021	42,555	$4	$905,346	$(1,255)	$(396,850)	$507,245

	Six Months Ended June 30, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	36,992	$4	$627,810	$205	$(177,822)	$450,197
Exercise of stock options	282	—	3,979	—	—	3,979
Issuance of common stock under employee stock purchase plan	17	—	607	—	—	607
Stock-based compensation expense	—	—	16,333	—	—	16,333
Unrealized gain on available-for-sale securities, net	—	—	—	545	—	545
Net loss	—	—	—	—	(73,800)	(73,800)
Balances at June 30, 2020	37,291	$4	$648,729	$750	$(251,622)	$397,861

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(107,778)	$(73,800)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	19,912	16,333
Depreciation and amortization	4,130	4,126
Provision for credit losses	565	—
Net amortization of premiums on marketable debt securities	2,871	205
Net realized and unrealized losses (gains) on marketable securities	(7)	704
Imputed interest income from licensing	(231)	(1,900)
Non-cash interest expense	13,068	—
Other non-cash adjustments	(217)	373
Changes in operating assets and liabilities
Accounts receivable	(1,484)	(2,711)
Prepaid expenses	(2,587)	(3,274)
Other current assets	(3,107)	(3,072)
Operating lease right-of-use assets	2,482	1,443
Other assets	(2,413)	1,355
Accounts payable	(847)	4,078
Accrued expenses and other current liabilities	(5,880)	1,434
Operating lease liabilities	10,492	(1,197)
Other liabilities	28	(1,166)
Net cash used in operating activities	(71,003)	(57,069)
Cash flows from investing activities
Purchases of marketable debt securities	(241,991)	(70,665)
Maturities of marketable debt securities	86,470	146,353
Sales of marketable debt securities	—	2,287
Sales of marketable equity securities	—	7,124
Purchases of property and equipment	(50,863)	(7,908)
Net cash provided by (used in) investing activities	(206,384)	77,191
Cash flows from financing activities
Proceeds from exercise of stock options	1,567	3,979
Proceeds from issuance of common stock under employee stock purchase plan	627	607
Proceeds from public offering of common stock, net of underwriting discounts and commissions	216,438	—
Issuance costs for public offering of common stock	(379)	—
Repayments under liability related to sale of future royalties	(21,955)	—
Transaction costs for sale of future royalties	(265)	—
Net cash provided by financing activities	196,033	4,586
Net increase (decrease) in cash and cash equivalents and restricted cash	(81,354)	24,708
Cash and cash equivalents and restricted cash
Beginning of period	339,756	70,844
End of period	$258,402	$95,552
Supplemental disclosures of non-cash investing and financing activities
Additions to property and equipment through accounts payable and accrued expenses	$3,516	$—
Non-cash consideration received for licenses granted	$—	$1,123

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

REGENXBIO Inc. (the Company) is a clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. The Company has developed a broad pipeline of gene therapy product candidates using its proprietary adeno-associated virus (AAV) gene delivery platform (NAV Technology Platform), which consists of exclusive rights to over 100 novel AAV vectors, including AAV7, AAV8, AAV9 and AAVrh10. In addition to its internal product development efforts, the Company also selectively licenses the NAV® Technology Platform to other leading biotechnology and pharmaceutical companies (NAV Technology Licensees). As of June 30, 2021, the NAV Technology Platform was being applied by NAV Technology Licensees in one commercially available product, Zolgensma®, and in the preclinical and clinical development of 20 licensed products. The Company was formed in 2008 in the State of Delaware and is headquartered in Rockville, Maryland.

As of June 30, 2021, the Company had generated an accumulated deficit of $396.9 million since inception. As the Company has incurred cumulative losses since inception, transition to recurring profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability, and unless and until it does, the Company will continue to need to raise additional capital, to the extent possible. As of June 30, 2021, the Company had cash, cash equivalents and marketable securities of $593.0 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

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

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$257,072	$94,222
Restricted cash	1,330	1,330
Total cash and cash equivalents and restricted cash	$258,402	$95,552

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

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2021
U.S. government and federal agency securities	$7,563	$—	$(1)	$7,562
Certificates of deposit	1,466	13	—	1,479
Corporate bonds	324,237	132	(542)	323,827
Municipal securities	3,014	3	—	3,017
	$336,280	$148	$(543)	$335,885

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2020
U.S. government and federal agency securities	$12,782	$22	$—	$12,804
Certificates of deposit	1,956	34	—	1,990
Corporate bonds	165,850	497	(55)	166,292
Municipal securities	3,035	2	—	3,037
	$183,623	$555	$(55)	$184,123

As of June 30, 2021 and December 31, 2020, no available-for-sale debt securities had remaining maturities greater than three years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of June 30, 2021 and December 31, 2020, the balance in the Company’s accumulated other comprehensive loss consisted solely of unrealized gains and losses on available-for-sale debt securities, net of reclassification adjustments for realized gains and losses and income tax effects. The Company uses the aggregate portfolio approach to release the tax effects of unrealized gains and losses on available-for-sale debt securities in accumulated other comprehensive loss. Realized gains and losses from the sale or maturity of marketable securities are based on the specific identification method and are included in results of operations as investment income. Unrealized gain (loss) on available-for-sale securities, net, as presented in the statements of operations and comprehensive loss consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unrealized gain (loss) before reclassifications	$113	$1,320	$(888)	$565
Realized losses (gains) reclassified to investment income	—	10	(7)	(20)
Income tax expense	—	—	—	—
Unrealized gain (loss) on available-for-sale securities, net	$113	$1,330	$(895)	$545

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021
U.S. government and federal agency securities	$7,562	$(1)	$—	$—	$7,562	$(1)
Corporate bonds	255,444	(542)	—	—	255,444	(542)
	$263,006	$(543)	$—	$—	$263,006	$(543)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Corporate bonds	$55,507	$(55)	$—	$—	$55,507	$(55)
	$55,507	$(55)	$—	$—	$55,507	$(55)

As of June 30, 2021, available-for-sale debt securities held by the Company in an unrealized loss position consisted of 43 investment grade security positions. The Company has the intent and ability to hold such securities until recovery, and based on the credit quality of the issuers and low severity of each unrealized loss position relative to its amortized cost basis, the Company did not identify any credit losses associated with its available-for-sale debt securities. The Company did not record an allowance for credit losses on its available-for-sale debt securities as of June 30, 2021 or December 31, 2020. The Company did not recognize any impairment or credit losses on available-for-sale debt securities during the three and six months ended June 30, 2021 and 2020.

During the three and six months ended June 30, 2020, the Company recognized total net realized and unrealized gains (losses) of $4.4 million and $(0.7) million, respectively, related to its marketable equity securities of Prevail Therapeutics Inc. (Prevail), which were acquired as consideration for a license to the NAV Technology Platform granted to Prevail in August 2017. As of December 31, 2020, the Company had sold all of its Prevail equity securities.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2021
Cash equivalents:
Money market mutual funds	$—	$215,738	$—	$215,738
Total cash equivalents	—	215,738	—	215,738
Marketable securities:
U.S. government and federal agency securities	—	7,562	—	7,562
Certificates of deposit	—	1,479	—	1,479
Corporate bonds	—	323,827	—	323,827
Municipal securities	—	3,017	—	3,017
Total marketable securities	—	335,885	—	335,885
Total cash equivalents and marketable securities	$—	$551,623	$—	$551,623

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2020
Cash equivalents:
Money market mutual funds	$—	$96,307	$—	$96,307
Total cash equivalents	—	96,307	—	96,307
Marketable securities:
U.S. government and federal agency securities	—	12,804	—	12,804
Certificates of deposit	—	1,990	—	1,990
Corporate bonds	—	166,292	—	166,292
Municipal securities	—	3,037	—	3,037
Total marketable securities	—	184,123	—	184,123
Total cash equivalents and marketable securities	$—	$280,430	$—	$280,430

Management estimates that the carrying amounts of its current accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Accounts receivable which contain non-current portions are recorded at their present values using a discount rate that is based on prevailing market rates and the credit profile of the licensee on the date the amounts are initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be materially different from those that would be used as of June 30, 2021 to determine the present value of the receivables. Accordingly, management estimates that the carrying value of its non-current accounts receivable approximates the fair value of those instruments.

Non-marketable equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. As of June 30, 2021 and December 31, 2020, non-marketable equity securities had a carrying value of $1.1 million and were included in other assets on the consolidated balance sheets. The Company did not identify any observable price changes or changes in circumstances that would have had an adverse effect on the fair value of the securities as of June 30, 2021 or December 31, 2020. No remeasurements or impairment losses were recorded on non-marketable equity securities during the three and six months ended June 30, 2021 and 2020.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Laboratory and manufacturing equipment	$38,462	$26,306
Computer equipment and software	3,840	3,764
Furniture and fixtures	6,486	4,114
Leasehold improvements	84,394	44,957
Total property and equipment	133,182	79,141
Accumulated depreciation and amortization	(26,497)	(22,674)
Property and equipment, net	$106,685	$56,467

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

The Company estimates the effective interest rate used to record non-cash interest expense under the Royalty Purchase Agreement based on its estimate of future royalty payments to be received by HCR. As of June 30, 2021, the estimated effective interest rate under the agreement was 13.7%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments received by HCR and changes in the Company’s forecasted royalties. At each reporting date, the Company reassesses its estimate of total future royalty payments to be received by HCR at the applicable Cap Amount, and prospectively adjusts the effective interest rate and amortization of the liability, as necessary.

The following table presents the changes in the liability related to the sale of future royalties under the Royalty Purchase Agreement with HCR (in thousands):

Six Months Ended
June 30, 2021
Liability related to sale of future royalties, beginning balance	$193,298
Zolgensma royalties paid to HCR	(21,955)
Non-cash interest expense	13,068
Liability related to sale of future royalties, ending balance	184,411
Current portion of liability related to sale of future royalties	(33,335)
Liability related to sale of future royalties, non-current	$151,076

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

8. License and Royalty Revenue

As of June 30, 2021, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in one commercially available product, Zolgensma, and in the development of 20 other licensed products. Consideration to the Company under its license agreements may include: (i) up-front and annual fees, (ii) option fees to acquire additional licenses, (iii) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (iv) sublicense fees and (v) royalties on sales of licensed products. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

Development milestone payments are evaluated each reporting period and are only included in the transaction price of each license and recognized as license revenue to the extent the milestones are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of June 30, 2021, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $194.8 million, including (i) $23.3 million upon the commencement of various stages of clinical trials, (ii) $21.0 million upon the submission of regulatory approval filings, (iii) $93.5 million upon the approval of commercial products by regulatory agencies and (iv) $57.0 million upon the achievement of specified sales targets for licensed products. To the extent the milestone payments are realized by the Company, the Company will be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of milestones by licensees is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

Changes in Accounts Receivable, Contract Assets and Deferred Revenue

The following table presents changes in the balances of the Company’s net accounts receivable, contract assets and deferred revenue, as well as other information regarding revenue recognized during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Accounts receivable, net, current and non-current:
Balance, beginning of period	$43,898	$48,895	$46,266	$42,303
Additions	22,441	18,834	41,160	36,976
Deductions	(19,137)	(21,235)	(40,224)	(32,785)
Balance, end of period	$47,202	$46,494	$47,202	$46,494

Contract assets:
Balance, beginning of period	$649	$350	$350	$—
Additions	53	—	702	350
Deductions	—	—	(350)	—
Balance, end of period	$702	$350	$702	$350

Deferred revenue, current and non-current:
Balance, beginning of period	$4,124	$3,333	$4,232	$3,333
Additions	—	1,124	—	1,124
Deductions	(99)	—	(207)	—
Balance, end of period	$4,025	$4,457	$4,025	$4,457

Revenue recognized during the period from:
Amounts included in deferred revenue at beginning of period	$99	$—	$207	$—
Performance obligations satisfied in previous periods	$21,696	$16,376	$40,347	$26,755

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

As of June 30, 2021, the Company had recorded deferred revenue of $4.0 million which represents consideration received from licensees for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations consisted of (i) options granted to licensees that provide material rights to the licensee to acquire additional licenses from the Company, which will be satisfied upon the exercise or expiration of the options and (ii) research and development services to be performed by the Company related to licensed products, which will be satisfied as the research and development services are performed.

Revenue recognized from performance obligations satisfied in previous periods was primarily attributable to Zolgensma royalty revenues, sublicense fees earned from licensees and changes in the transaction prices of the Company’s license agreements. Changes in transaction prices were primarily attributable to development milestones achieved or deemed probable of achievement during the periods, which were previously not considered probable of achievement.

Accounts Receivable, Contract Assets and the Allowance for Credit Losses

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Current accounts receivable:
Billed to customers	$30,158	$30,573
Unbilled	22,479	20,104
Allowance for credit losses	(8,243)	(7,678)
Current accounts receivable, net	44,394	42,999
Non-current accounts receivable:
Unbilled	2,808	3,267
Allowance for credit losses	—	—
Non-current accounts receivable, net	2,808	3,267
Total accounts receivable, net	$47,202	$46,266

The following table presents the changes in the allowance for credit losses related to accounts receivable and contract assets for the six months ended June 30, 2021 (in thousands):

	Accounts Receivable	Contract Assets
Balance at December 31, 2020	$7,678	$—
Provision for credit losses	565	—
Write-offs	—	—
Balance at June 30, 2021	$8,243	$—

The Company’s allowance for credit losses as of June 30, 2021 and December 31, 2020 was related solely to accounts receivable from Abeona Therapeutics Inc. (Abeona). Please refer to the section below, Abeona Therapeutics Inc., for further information regarding amounts due from Abeona and the associated allowance for credit losses. The Company’s provision for credit losses for the three and six months ended June 30, 2021 was zero and $0.6 million, respectively, and was related solely to changes in estimates regarding the collectability of the accounts receivable from Abeona. No provision for credit losses was recorded for the three and six months ended June 30, 2020.

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

The Company recognized the following amounts under the March 2014 License with Novartis Gene Therapies (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Royalties on net sales of Zolgensma	$18,428	$11,945	$36,691	$21,924
Other license revenue	—	3,500	—	3,500
Total license and royalty revenue	$18,428	$15,445	$36,691	$25,424

Interest income from licensing	$5	$6	$12	$13

As of June 30, 2021 and December 31, 2020, the Company had recorded total accounts receivable of $19.1 million and $19.6 million, respectively, from Novartis Gene Therapies under the March 2014 License, which consisted primarily of unbilled receivables for Zolgensma royalties. Zolgensma royalties receivable as of June 30, 2021 included $9.8 million expected to be paid to HCR in accordance with the Royalty Purchase Agreement discussed in Note 6. The Company recognizes royalty revenue from net sales of Zolgensma in the period in which the underlying products are sold by Novartis Gene Therapies, which in certain cases may require the

Company to estimate royalty revenue for periods of net sales which have not yet been reported to the Company. Estimated royalties are reconciled to actual amounts reported in subsequent periods and royalty revenues are adjusted, as necessary.

Abeona Therapeutics Inc.

In November 2018, the Company entered into a license agreement with Abeona (as amended, the November 2018 License), for the treatment of various diseases using the NAV Technology Platform. Pursuant to the November 2018 License, Abeona was required to pay a license fee of $8.0 million to the Company no later than April 1, 2020. Abeona failed to make this payment, and in April 2020, the Company delivered to Abeona a notice of its breach of the license agreement and written demand for payment. Upon expiration of the applicable cure period in May 2020, the license agreement terminated. As a result of the termination, Abeona was required to pay a $20.0 million license fee to the Company within 15 days of the termination date, which otherwise would have been due to the Company in November 2020. As of June 30, 2021, the Company had not received any portion of the $28.0 million in license fees due from Abeona under the license agreement. Unpaid balances due under the November 2018 License accrue interest at 1.5% per month.

In May 2020, after the termination of the November 2018 License, Abeona filed a claim in arbitration alleging that the Company had breached certain responsibilities to communicate with Abeona regarding the Company’s prosecution of licensed patents under the November 2018 License. The Company disputed Abeona’s claim and filed a counterclaim in arbitration demanding payment of the $28.0 million of unpaid fees from Abeona, plus accrued interest. Based on its evaluation of the merits of Abeona’s claim, the Company did not record any liabilities related to this claim as of June 30, 2021. A binding arbitration was held in March 2021. In July 2021, the arbitration tribunal issued its ruling, which denied Abeona’s claim and upheld the Company’s counterclaim. The tribunal awarded the Company $28.0 million in damages and $6.1 million in accrued interest to be paid by Abeona. The accrued interest awarded was subsequently reduced to $5.6 million to correct a computational error, resulting in a total corrected award of $33.6 million payable to the Company by Abeona. As of August 4, 2021, the Company had not received any portion of the $33.6 million arbitration award from Abeona.

The Company has filed a petition to confirm the arbitration award and to enter judgment on it in the Supreme Court of the State of New York for New York County. The Company cannot be certain of the precise timing or amount of recovery and will continue to pursue enforcement of the award against Abeona.

As of June 30, 2021 and December 31, 2020, the Company had recorded gross accounts receivable of $30.1 million from Abeona under the November 2018 License, which consisted of the $8.0 million fee due April 1, 2020, the $20.0 million fee due within 15 days of the termination of the license agreement in May 2020 and accrued interest on the outstanding balances. While the Company anticipates taking appropriate measures to enforce the aforementioned arbitration award if Abeona does not comply with the tribunal’s ruling, the Company assessed the collectability of the $30.1 million due from Abeona as it relates to credit risk. In performing this assessment, the Company evaluated Abeona’s credit profile and financial condition, as well its expectations regarding Abeona’s future cash flows and ability to satisfy this obligation. As a result of its analyses, the Company recorded an allowance for credit losses of $8.2 million and $7.7 million as of June 30, 2021 and December 31, 2020, respectively, related to the accounts receivable due from Abeona. The Company recorded a provision for credit losses of zero and $0.6 million, respectively, for the three and six months ended June 30, 2021 as a result of changes in estimates regarding the allowance during the periods.

As of June 30, 2021 and December 31, 2020, the Company had recognized interest income from licensing of $2.1 million related to the unpaid license fees from Abeona under the November 2018 License, which is included in the gross accounts receivable balance of $30.1 million. In accordance with its interest accrual policy, the Company ceased the recognition of interest income accrued under the license agreement subsequent to the establishment of the allowance for credit losses in the third quarter of 2020. The arbitration tribunal’s ruling in July 2021, as subsequently corrected, awarded the Company $5.6 million in accrued interest payable by Abeona, including $3.5 million of interest earned subsequent to the receivable being placed on non-accrual status which has not been recognized in the consolidated financial statements. The Company will continue to maintain the accounts receivable from Abeona on non-accrual status unless and until such amounts are deemed to be collectable.

9. Stock-based Compensation

In January 2021, the Board of Directors authorized an additional 1,499,037 shares to be issued under the 2015 Equity Incentive Plan (the 2015 Plan). As of June 30, 2021, the total number of shares of common stock authorized for issuance under the 2015 Plan and the 2014 Stock Plan (the 2014 Plan) was 13,911,954, of which 2,389,462 remained available for future grants under the 2015 Plan.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$9,075	$8,086	$18,090	$15,865
Restricted stock units	715	—	1,394	—
Employee stock purchase plan	202	230	428	468
	$9,992	$8,316	$19,912	$16,333

As of June 30, 2021, the Company had $85.4 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.6 years.

The Company recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$5,099	$4,284	$10,131	$8,331
General and administrative	4,893	4,032	9,781	8,002
	$9,992	$8,316	$19,912	$16,333

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2020	6,361	$31.21	7.2	$101,356
Granted	1,289	$44.03
Exercised	(155)	$10.32
Cancelled or forfeited	(151)	$46.89
Outstanding at June 30, 2021	7,344	$33.59	7.2	$64,471
Exercisable at June 30, 2021	4,312	$27.38	6.1	$61,434
Vested and expected to vest at June 30, 2021	7,344	$33.59	7.2	$64,471

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2021 was $26.65. During the six months ended June 30, 2021, the total number of stock options exercised was 155,496, resulting in total proceeds of $1.6 million. The total intrinsic value of options exercised during the six months ended June 30, 2021 was $5.2 million.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2020	—	$—
Granted	267	$44.51
Vested	—	$—
Forfeited	(5)	$44.97
Unvested balance at June 30, 2021	262	$44.50

No restricted stock units vested during the three and six months ended June 30, 2021 and 2020.

Employee Stock Purchase Plan

In January 2021, the Board of Directors authorized an additional 374,759 shares to be issued under the 2015 ESPP. As of June 30, 2021, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 998,683, of which 803,728 remained available for future issuance. During the six months ended June 30, 2021, 19,042 shares of common stock were issued under the 2015 ESPP.

10. Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including three-year cumulative loss positions as of June 30, 2021 and December 31, 2020, the Company concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its net deferred tax assets as of June 30, 2021 and December 31, 2020.

11. Related Party Transactions

FOXKISER LLP

Since 2016, the Company has been party to professional services agreements with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of a member of the Company’s Board of Directors, pursuant to which the Company pays a fixed monthly fee in consideration for certain strategic services provided by FOXKISER. Effective January 2019, the Company entered into a new professional services agreement with FOXKISER with similar terms and conditions as the previous agreements. The agreement was amended effective June 2019 to expand the scope of the services provided and increase the monthly fee. Effective August 2020, the agreement was further amended to extend the term of the agreement by two years through December 2022. The agreement may be terminated by either party with six months’ advanced written notice. Expenses incurred under the agreement with FOXKISER were $1.2 million and $2.4 million for the three and six months ended June 30, 2021, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2020, respectively, and were recorded as research and development expenses in the consolidated statements of operations and comprehensive loss.

12. Net Loss Per Share

Since the Company incurred net losses for the three and six months ended June 30, 2021 and 2020, common stock equivalents were excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were the same for such periods. The following potentially dilutive common stock equivalents outstanding at the end of the period were excluded from the computations of weighted-average diluted common shares for the periods indicated as their effects would be anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2021	2020
Stock options issued and outstanding	7,344	6,496
Unvested restricted stock units outstanding	262	—
Employee stock purchase plan	35	38
	7,641	6,534

13. Supplemental Disclosures

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued purchases of property and equipment	$11,723	$7,853
Accrued sublicense fees and royalties	11,517	12,160
Accrued personnel costs	10,869	13,155
Accrued external research and development expenses	9,336	9,738
Accrued external general and administrative expenses	2,885	2,865
Accrued income taxes payable	—	3,135
Other accrued expenses and current liabilities	431	176
	$46,761	$49,082

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

We have initiated a pivotal program to evaluate the efficacy and safety of RGX-314 in patients with wet AMD using the subretinal delivery approach. We plan to conduct two randomized, well-controlled clinical trials to evaluate the efficacy and safety of RGX-314 in patients with wet AMD, enrolling approximately 700 patients total. The first pivotal trial (ATMOSPHERETM) is enrolling patients and we are on-track to initiate the second pivotal trial in the fourth quarter of 2021. Based on the outcome of these trials, the pivotal program is expected to support a Biologics License Application (BLA) filing in 2024.

As of January 22, 2021, RGX-314 continued to be generally well-tolerated across all dose cohorts of the ongoing Phase I/II trial of RGX-314 for the treatment of wet AMD and its Long-Term-Follow-Up study. Durable treatment effect was observed in patients in Cohorts 4 and 5 at 1.5 years after administration of RGX-314, including stable visual acuity, decreased retinal thickness, and reductions in anti-VEGF injection burden. Long-term, durable treatment effect was demonstrated in Cohort 3 over three years, including mean improvement in vision and stable retinal thickness, and reductions in anti-VEGF treatment burden.

We are also conducting a Phase II trial of the suprachoroidal delivery of RGX-314 using the SCS Microinjector for the treatment of wet AMD known as AAVIATE®. We have completed enrollment in Cohort 1 of this trial, and we plan to report interim data from Cohort 1 at the Retina Society 54th Annual Scientific Meeting in Chicago, IL, September 29-October 2, 2021. We have also completed enrollment in Cohort 2 and expect to report interim data from Cohort 2 in the fourth quarter of 2021. In addition, we have expanded AAVIATE to include a third cohort of patients and we have completed dosing of patients in Cohort 3. Cohort 3 will evaluate the efficacy, safety and tolerability of RGX-314 in up to 20 patients who are neutralizing antibody (NAb) positive. The same dose evaluated in Cohort 2, 5.0x1011 genomic copies per eye (GC/eye) of RGX-314, will be delivered to patients in Cohort 3 via a single injection. As with Cohorts 1 and 2, patients in Cohort 3 will not receive prophylactic immune suppressive corticosteroid therapy before or after administration of RGX-314.

In addition, we are enrolling patients in ALTITUDETM, a Phase II trial of the suprachoroidal delivery of RGX-314 for the treatment of DR. We have completed enrollment of patients in Cohort 1 and we have begun enrolling patients in Cohort 2 of this trial. We expect to report initial data from this trial in the fourth quarter of 2021. In addition, we have expanded ALTITUDE and plan to enroll patients in a third cohort. Cohort 3 will evaluate the efficacy, safety and tolerability of RGX-314 in up to 20 patients who are NAb positive. The same dose evaluated in Cohort 2, 5.0x1011 GC/eye of RGX-314, will be delivered to patients in Cohort 3 and, as in previous cohorts, patients will not receive prophylactic immune suppressive corticosteroid therapy before or after administration of RGX-314.

•

AAV-Mediated Antibody Expression for the Treatment of Hereditary Angioedema (HAE): We are developing a novel, one-time treatment utilizing a NAV Vector to deliver a gene encoding for a therapeutic antibody that targets and binds to plasma kallikrein, a key protein left unregulated in patients with HAE. HAE is a chronic and severe disease characterized by recurring severe swelling (angioedema), most commonly in the face, airway, intestines and limbs. We expect to provide a program update in by the end of 2021.

•

AAV-Mediated Antibody Expression for the Treatment of Neurodegenerative Diseases: We have established a research program in partnership with Neurimmune AG (Neurimmune) to jointly develop and commercialize novel gene therapies using NAV Vectors to deliver human antibodies for chronic neurodegenerative diseases, with an initial focus on diseases associated with the accumulation and deposition of the microtubule-associated protein tau (tauopathies) and alpha-synuclein (alpha-synucleinopathies). We expect to provide a program update by the end of 2021.

Gene therapy programs for the potential treatment of rare monogenic diseases

•

RGX-202: We are developing RGX-202 for the treatment of Duchenne Muscular Dystrophy (DMD), a severe, progressive, degenerative muscle disease caused by mutations in the gene which encodes dystrophin, a protein involved in muscle cell structure and function. Without functional dystrophin protein, muscles throughout the body degenerate and become weak. We expect to submit an Investigational New Drug (IND) application for this program in by the end of 2021.

•

RGX-121: We are developing RGX-121 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type II (MPS II), a severe genetic lysosomal storage disease caused by deficiency of iduronate-2-sulfatase (I2S), an enzyme that is responsible for breakdown of cellular waste products.

We are conducting a Phase I/II trial of RGX-121 in patients with MPS II up to the age of 5 years old. As reported in February 2021, RGX-121 was well-tolerated in Cohorts 1 and 2 of the Phase I/II trial, and no drug-related SAEs were reported. Biomarker data from patients in both cohorts indicated encouraging signals of I2S enzyme activity in the central nervous system following one-time administration of RGX-121, with consistent reductions of heparan sulfate (HS) and D2S6, a component of HS. Patients in Cohorts 1 and 2 also demonstrated continued neurocognitive development and evidence of I2S enzyme activity in plasma and urine following administration of RGX-121. We continue to enroll patients in Cohort 3 of the ongoing Phase I/II trial at an increased dose of 2.0x1011 GC/g brain mass.

In addition, we continue to enroll patients in a second Phase I/II trial of RGX-121, for the treatment of pediatric patients with MPS II over the age of 5 years old.

•

RGX-111: We are developing RGX-111 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type I (MPS I), a severe genetic lysosomal storage disease caused by deficiency of α-l-iduronidase (IDUA), an enzyme required for breakdown of cellular waste products. We have completed dosing of patients in the first cohort of a Phase I/II clinical trial for RGX-111 and enrollment is now ongoing in Cohort 2 at an increased dose of 5.0x10[10] GC/g brain mass.

•

RGX-181: We are developing RGX-181 for the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease, one of the most common forms of Batten disease, caused by mutations in the tripeptidyl peptidase 1 (TPP1) gene. An IND was submitted to the FDA, after which the FDA notified REGENXBIO that its proposed trial had been placed on clinical hold and the agency requested more information to support the initial dose selection and certain study drug administration procedures. REGENXBIO is evaluating the FDA’s requests and plans to provide an update on the program by the end of 2021.

•

RGX-381: We are developing RGX-381 for the treatment of ocular manifestations of CLN2 disease. Based on communication with the FDA and the update from the RGX-181 program, we now expect to provide a program update by the end of 2021.

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

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of June 30, 2021, our NAV Technology Platform was being applied in one FDA approved product (Zolgensma®), and the preclinical and clinical development of 20 partnered programs. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform, and creating potential additional revenue.

Impact of COVID-19

We are actively monitoring the impact of the COVID-19 pandemic, including the emergence of variant strains, on our business, results of operations and financial condition. Our offices, laboratories, clinical trial sites, prospective clinical trial sites, contract research organizations (CROs), contract manufacturing organizations (CMOs) and other collaborators and partners are located in jurisdictions where quarantines, executive orders, shelter-in-place orders, guidelines, and other similar orders and restrictions intended to control the spread of the disease have been put in place by governmental authorities. At certain times during the COVID-19 pandemic, we have implemented a work-from-home policy for all employees who are not essential to be onsite, and we may take additional actions that alter our operations, as may be required by federal, state or local authorities or which we determine are in the best interests of our employees.

The COVID-19 pandemic has caused delays to our clinical trials and may further delay or prevent us from proceeding with our clinical trials. Our other business initiatives, such as preclinical development and manufacturing operations, may also be affected by the COVID-19 pandemic. For example, the construction of our current good manufacturing practice production facility has been delayed from our original estimates, and may be delayed further, due to various government orders and restrictions relating to the COVID-19 pandemic. In addition, if the business and operations of our licensees are adversely affected by the COVID-19 pandemic, our revenues could in turn be adversely affected. We are proactively taking measures to mitigate or reduce any adverse impact of the COVID-19 pandemic on the progress of our clinical trials and other business initiatives.

Our results of operations for the three months ended June 30, 2021 and 2020 were not significantly impacted by the COVID-19 pandemic. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition in the future is unknown at this time and will depend on future developments that are highly unpredictable. Please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of the risks we face as a result of the COVID-19 pandemic.

Financial Overview

Revenues

Our revenues to date consist primarily of license and royalty revenue resulting from the licensing of our NAV Technology Platform. We have not generated any revenues from commercial sales of our own products. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval and adequate labeling, our ability to generate future revenues will be materially compromised.

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

The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Direct Expenses
RGX-314	$7,908	$3,584	$11,248	$9,717
RGX-202	1,857	3,116	3,776	4,368
RGX-121	2,970	2,340	4,566	4,680
RGX-181 and RGX-381	119	867	888	2,191
Other product candidates	581	2,906	1,245	3,863
Total direct expenses	13,435	12,813	21,723	24,819
Unallocated Expenses
Platform and new technologies	9,073	6,246	16,461	12,178
Personnel-related	18,154	16,162	37,815	32,021
Facilities and depreciation expense	4,495	2,670	8,624	5,322
Other unallocated	725	220	981	806
Total unallocated expenses	32,447	25,298	63,881	50,327
Total research and development	$45,882	$38,111	$85,604	$75,146

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

Results of Operations

Our consolidated results of operations were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Revenues
License and royalty revenue	$22,035	$16,566	$5,469	$40,919	$34,210	$6,709
Total revenues	22,035	16,566	5,469	40,919	34,210	6,709
Operating Expenses
Cost of revenues	9,819	4,684	5,135	14,670	8,093	6,577
Research and development	45,882	38,111	7,771	85,604	75,146	10,458
General and administrative	18,425	15,554	2,871	36,263	30,387	5,876
Provision for credit losses and other	135	50	85	650	117	533
Total operating expenses	74,261	58,399	15,862	137,187	113,743	23,444
Loss from operations	(52,226)	(41,833)	(10,393)	(96,268)	(79,533)	(16,735)
Other Income (Expense)
Interest income from licensing	554	1,849	(1,295)	583	2,697	(2,114)
Investment income	399	5,722	(5,323)	979	2,536	(1,557)
Interest expense	(6,366)	—	(6,366)	(13,068)	—	(13,068)
Total other income (expense)	(5,413)	7,571	(12,984)	(11,506)	5,233	(16,739)
Loss before income taxes	(57,639)	(34,262)	(23,377)	(107,774)	(74,300)	(33,474)
Income Tax Benefit (Expense)	—	500	(500)	(4)	500	(504)
Net loss	$(57,639)	$(33,762)	$(23,877)	$(107,778)	$(73,800)	$(33,978)

Comparison of the Three Months Ended June 30, 2021 and 2020

License and Royalty Revenue. License and royalty revenue increased by $5.5 million, from $16.6 million for the three months ended June 30, 2020 to $22.0 million for the three months ended June 30, 2021. The increase was primarily attributable to Zolgensma royalty revenues, which increased by $6.5 million, from $11.9 million for the second quarter of 2020 to $18.4 million for the second quarter of 2021. As reported by Novartis, sales of Zolgensma for the second quarter of 2021 increased by 54% as compared to the second quarter of 2020, driven by geographic expansion of product access.

Research and Development Expense. Research and development expenses increased by $7.8 million, from $38.1 million for the three months ended June 30, 2020 to $45.9 million for the three months ended June 30, 2021. The increase was primarily attributable to the following:

•	an increase of $3.9 million for external costs associated with clinical trial and regulatory activities for our lead product candidates, primarily attributable to RGX-314 and RGX-121 clinical trials;
•	an increase of $2.2 million for external costs associated with preclinical studies and other early-stage research and development;
•

an increase of $2.0 million for personnel-related costs as a result of increased headcount of research and development personnel, including a $0.8 million increase in stock-based compensation expense; and

•	an increase of $1.4 million for laboratory costs and facilities used by research and development personnel, including depreciation expense allocated to research and development functions.

The increase in research and development expenses was partially offset by a $2.6 million decrease in external costs associated with manufacturing-related services, primarily attributable to RGX-202 and RGX-121 clinical supply.

General and Administrative Expense. General and administrative expenses increased by $2.9 million, from $15.6 million for the three months ended June 30, 2020 to $18.4 million for the three months ended June 30, 2021. The increase was primarily attributable to the following:

•

an increase of $1.3 million for personnel-related costs as a result of increased headcount of general and administrative personnel, including a $0.9 million increase in stock-based compensation expense; and

•	an increase of $0.5 million for professional services, primarily related to legal and other advisory services.

Investment Income. Investment income decreased by $5.3 million, from $5.7 million for the three months ended June 30, 2020 to $0.4 million for the three months ended June 30, 2021. The decrease was primarily attributable to net gains of $4.4 million recognized in the second quarter of 2020 related to our marketable equity securities of Prevail Therapeutics Inc. (Prevail). We sold all of our Prevail equity securities prior to the end of 2020. The change in investment income also includes a decrease of $0.9 million in interest income in the second quarter of 2021, primarily attributable to lower yields on investments in cash equivalents and marketable debt securities.

Interest Expense. Interest expense increased from zero for the three months ended June 30, 2020 to $6.4 million for the three months ended June 30, 2021. Interest expense consists solely of non-cash interest recognized under our royalty purchase agreement with HCR for the sale of future Zolgensma royalties which occurred in December 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

License and Royalty Revenue. License and royalty revenue increased by $6.7 million, from $34.2 million for the six months ended June 30, 2020 to $40.9 million for the six months ended June 30, 2021. The increase was primarily attributable to Zolgensma royalty revenues, which increased by $14.8 million, from $21.9 million for the first half of 2020 to $36.7 million for the first half of 2021. As reported by Novartis, sales of Zolgensma for the first half of 2021 increased by 69% as compared to the first half of 2020, driven by geographic expansion of product access. The increase in revenues was partially offset by $7.2 million of non-recurring revenue recognized during the six months ended June 30, 2020 related to a license granted to Ultragenyx Pharmaceutical Inc. during the period.

Research and Development Expense. Research and development expenses increased by $10.5 million, from $75.1 million for the six months ended June 30, 2020 to $85.6 million for the six months ended June 30, 2021. The increase was primarily attributable to the following:

•	an increase of $5.8 million for personnel-related costs as a result of increased headcount of research and development personnel, including a $1.8 million increase in stock-based compensation expense;
•	an increase of $5.6 million for external costs associated with clinical trial and regulatory activities for our lead product candidates, primarily attributable to RGX-314 and RGX-121 clinical trials;
•	an increase of $2.5 million for laboratory costs and facilities used by research and development personnel, including depreciation expense allocated to research and development functions; and
•	an increase of $2.4 million for external costs associated with preclinical studies and other early-stage research and development.

The increase in research and development expenses was partially offset by a $6.4 million decrease in external costs associated with manufacturing-related services, primarily attributable to RGX-314 and RGX-121 clinical supply.

General and Administrative Expense. General and administrative expenses increased by $5.9 million, from $30.4 million for the six months ended June 30, 2020 to $36.3 million for the six months ended June 30, 2021. The increase was primarily attributable to the following:

•

an increase of $2.5 million for personnel-related costs as a result of increased headcount of general and administrative personnel, including a $1.8 million increase in stock-based compensation expense; and

•	an increase of $2.3 million for professional services, primarily related to legal and other advisory services.

Interest Expense. Interest expense increased from zero for the six months ended June 30, 2020 to $13.1 million for the six months ended June 30, 2021. Interest expense consists solely of non-cash interest recognized under our royalty purchase agreement with HCR for the sale of future Zolgensma royalties which occurred in December 2020.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $593.0 million, which were primarily derived from the sale of our common stock, license and royalty revenue and the monetization of our Zolgensma royalty stream. We expect that our cash, cash equivalents and marketable securities as of June 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan.

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

We intend to devote the majority of our current capital to clinical development, seeking regulatory approval of our product candidates and capital expenditures to build out additional office, laboratory and manufacturing capacity, including the buildout of our corporate, manufacturing and research headquarters at 9804 Medical Center Drive in Rockville, Maryland. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the total amount of operating expenditures and capital outlays necessary to complete the development of our product candidates. Additionally, our estimates are based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Furthermore, given the continuing uncertainty and volatile market and economic conditions caused by the COVID-19 pandemic, as well as the potential for further effects due to a resurgence in COVID-19 infections, we will continue to monitor the nature and extent of the impact of the COVID-19 pandemic on our liquidity and capital resources.

Cash Flows

Our consolidated cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(71,003)	$(57,069)
Net cash provided by (used in) investing activities	(206,384)	77,191
Net cash provided by financing activities	196,033	4,586
Net increase (decrease) in cash and cash equivalents and restricted cash	$(81,354)	$24,708

Cash Flows from Operating Activities

Our net cash used in operating activities for the six months ended June 30, 2021 increased by $13.9 million from the six months ended June 30, 2020. The increase was largely driven by an increase in operating expenses of $23.4 million in the first half of 2021. We expect to continue to incur net cash out outflows from operations for the foreseeable future as we continue the development and advancement of our lead product candidates and other research programs.

For the six months ended June 30, 2021, our net cash used in operating activities of $71.0 million consisted of a net loss of $107.8 million and changes in working capital of $3.3 million, offset by $40.1 million in adjustments for non-cash items. The changes in working capital include a $5.9 million decrease in accrued expenses and other current liabilities which was largely driven by decreases in accrued personnel costs and income taxes payable as of June 30, 2021. The changes in working capital were partially offset by an increase in operating lease liabilities of $10.5 million which was largely driven by funds received under our tenant improvement allowance related to the ongoing buildout of our new headquarters facility in Rockville, Maryland. Other changes in working capital were incurred in the normal course of business, primarily as a result of differences in the timing of payments to service providers and the period in which such costs are incurred. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $19.9 million, non-cash interest expense recognized under our royalty purchase agreement with HCR of $13.1 million and depreciation and amortization expense of $4.1 million.

For the six months ended June 30, 2020, our net cash used in operating activities of $57.1 million consisted of a net loss of $73.8 million and changes in working capital of $3.1 million, offset by $19.8 million in adjustments for non-cash items. The changes in working capital include an increase in accounts receivable of $2.7 million which was largely driven by an increase in unbilled Zolgensma royalties during the period. Other changes in working capital were incurred in the normal course of business, primarily as a result of differences in the timing of payments to service providers and the period in which such costs are incurred. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $16.3 million, depreciation and amortization expense of $4.1 million, and net losses on our marketable equity securities of Prevail of $0.7 million, and were partially offset by imputed interest earned from our license agreements of $1.9 million.

Cash Flows from Investing Activities

For the six months ended June 30, 2021, our net cash used in investing activities consisted of $242.0 million to purchase marketable debt securities and $50.9 million to purchase property and equipment, offset by $86.5 million in maturities of marketable debt securities. The substantial majority of our capital expenditures in the first half of 2021 were related to the build out of our corporate, manufacturing and research headquarters at 9804 Medical Center Drive in Rockville, Maryland. We expect capital expenditures to continue to increase in 2021 as a result of the ongoing build out of this facility. Total remaining capital expenditures related to the build out of the facility at 9804 Medical Center Drive, net of remaining amounts to be reimbursed by the landlord under our tenant improvement allowance, are expected to be in the mid-double-digit millions (USD) and are expected to be incurred into 2022. However, the actual amount and timing of these capital expenditures are uncertain and may differ materially from our current estimates.

For the six months ended June 30, 2020, our net cash provided by investing activities consisted of $155.8 million in sales and maturities of marketable securities, offset by $70.7 million to purchase marketable debt securities and $7.9 million to purchase property and equipment.

Cash Flows from Financing Activities

For the six months ended June 30, 2021, our net cash provided by financing activities primarily consisted of $216.1 million in net proceeds received from a public offering of our common stock completed in January 2021, net of underwriting discounts and commissions and other offering expenses paid during the period, and was partially offset by $22.0 million of Zolgensma royalties paid to HCR during the period under the Zolgensma royalty purchase agreement.

For the six months ended June 30, 2020, net cash provided by financing activities consisted of $4.6 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $396.9 million as of June 30, 2021. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect our capital expenditures will continue to increase due to costs associated with building out additional office, laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts, particularly with respect to the build out of our facility at 9804 Medical Center Drive as discussed above. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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

Contractual Obligations, Commitments and Contingencies

There have been no material changes to our contractual obligations, commitments and contingencies as of June 30, 2021 from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our exposure to market risk during the six months ended June 30, 2021.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, we were in arbitration with Abeona Therapeutics Inc. (Abeona) regarding a dispute under the License Agreement dated November 4, 2018 between the Company and Abeona, as amended on November 4, 2019. For information regarding our legal proceedings with Abeona, please refer to Note 8, “License and Royalty Revenue—Abeona Therapeutics Inc.,” to the accompanying unaudited consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	3.1	6/7/21

3.2	Amended and Restated Bylaws	8-K	3.2	9/22/15

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets

(ii) Consolidated Statements of Operations and Comprehensive Loss

(iii) Consolidated Statements of Stockholders’ Equity

(iv) Consolidated Statements of Cash Flows

(v) Notes to Consolidated Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 formatted in Inline XBRL (included in Exhibit 101)

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

REGENXBIO Inc.

Dated: August 9, 2021	/s/ Kenneth T. Mills
Kenneth T. Mills
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2021	/s/ Vittal Vasista
Vittal Vasista
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)