Form 10-Q
period 2021-09-30
REGENXBIO Inc.
filed 2021-11-02
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 28, 2021, there were 42,769,208 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements express a belief, expectation or intention and are generally accompanied by words that convey projected future events or outcomes such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “assume,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or by variations of such words or by similar expressions. We have based these forward-looking statements on our current expectations and assumptions and analyses in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks, uncertainties, assumptions and other important factors, including, but not limited to:

•	the impact of the COVID-19 pandemic on our business, operations and preclinical and clinical development timelines and plans;
•	our ability to establish and maintain development partnerships, including our expectations regarding our proposed collaboration with AbbVie to develop and commercialize RGX-314;
•	the ability to obtain and maintain regulatory approval of our product candidates and the labeling for any approved products;
•	the timing of enrollment, commencement and completion and the success of our clinical trials;
•	the timing of commencement and completion and the success of preclinical studies conducted by us and our development partners;
•	the timely development and launch of new products;
•	the scope, progress, expansion and costs of developing and commercializing our product candidates;
•	our ability to obtain, maintain and enforce intellectual property protection for our product candidates and technology, and defend against third-party intellectual property-related claims;
•	our expectations regarding the development and commercialization of product candidates currently being developed by third parties that utilize our technology;
•	our anticipated growth strategies;
•	our expectations regarding competition;
•	the anticipated trends and challenges in our business and the market in which we operate;
•	our ability to attract or retain key personnel;
•	the size and growth of the potential markets for our product candidates and the ability to serve those markets;
•	the rate and degree of market acceptance of any of our products that are approved;
•	our expectations regarding our expenses and revenue;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$228,387	$338,426
Marketable securities	111,473	137,314
Accounts receivable, net	46,017	42,999
Prepaid expenses	18,401	10,505
Other current assets	5,886	1,953
Total current assets	410,164	531,197
Marketable securities	193,640	46,809
Accounts receivable, net	2,730	3,267
Property and equipment, net	122,231	56,467
Operating lease right-of-use assets	61,742	63,815
Restricted cash	1,330	1,330
Other assets	8,558	5,279
Total assets	$800,395	$708,164
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,845	$10,622
Accrued expenses and other current liabilities	49,694	49,082
Deferred revenue	395	449
Operating lease liabilities	1,329	2,500
Liability related to sale of future royalties	35,508	18,794
Total current liabilities	106,771	81,447
Deferred revenue	3,531	3,783
Operating lease liabilities	83,880	70,153
Liability related to sale of future royalties	144,315	174,504
Other liabilities	484	524
Total liabilities	338,981	330,411
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at September 30, 2021 and December 31, 2020; 42,752 and 37,476 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	917,950	667,181
Accumulated other comprehensive loss	(1,285)	(360)
Accumulated deficit	(455,255)	(289,072)
Total stockholders’ equity	461,414	377,753
Total liabilities and stockholders’ equity	$800,395	$708,164

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
License and royalty revenue	$30,773	$98,912	$71,692	$133,122
Total revenues	30,773	98,912	71,692	133,122
Operating Expenses
Cost of revenues	14,105	17,364	28,775	25,457
Research and development	47,855	43,968	133,459	119,114
General and administrative	21,030	15,859	57,293	46,246
Provision for credit losses and other	5,131	7,770	5,781	7,887
Total operating expenses	88,121	84,961	225,308	198,704
Income (loss) from operations	(57,348)	13,951	(153,616)	(65,582)
Other Income (Expense)
Interest income from licensing	117	1,444	700	4,141
Investment income (loss)	5,535	(6,607)	6,514	(4,071)
Interest expense	(6,709)	—	(19,777)	—
Total other income (expense)	(1,057)	(5,163)	(12,563)	70
Income (loss) before income taxes	(58,405)	8,788	(166,179)	(65,512)
Income Tax Benefit (Expense)	—	3	(4)	503
Net income (loss)	$(58,405)	$8,791	$(166,183)	$(65,009)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net	(30)	(487)	(925)	58
Total other comprehensive income (loss)	(30)	(487)	(925)	58
Comprehensive income (loss)	$(58,435)	$8,304	$(167,108)	$(64,951)

Net income (loss) per share:
Basic	$(1.37)	$0.24	$(3.93)	$(1.75)
Diluted	$(1.37)	$0.23	$(3.93)	$(1.75)
Weighted-average common shares outstanding:
Basic	42,629	37,342	42,324	37,234
Diluted	42,629	38,877	42,324	37,234

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended September 30, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2021	42,555	$4	$905,346	$(1,255)	$(396,850)	$507,245
Exercise of stock options	163	—	1,729	—	—	1,729
Issuance of common stock under employee stock purchase plan	35	—	1,141	—	—	1,141
Stock-based compensation expense	—	—	9,734	—	—	9,734
Unrealized loss on available-for-sale securities, net	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(58,405)	(58,405)
Balances at September 30, 2021	42,752	$4	$917,950	$(1,285)	$(455,255)	$461,414

	Three Months Ended September 30, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2020	37,291	$4	$648,729	$750	$(251,622)	$397,861
Exercise of stock options	74	—	268	—	—	268
Issuance of common stock under employee stock purchase plan	38	—	1,192	—	—	1,192
Stock-based compensation expense	—	—	8,035	—	—	8,035
Unrealized loss on available-for-sale securities, net	—	—	—	(487)	—	(487)
Net income	—	—	—	—	8,791	8,791
Balances at September 30, 2020	37,404	$4	$658,224	$263	$(242,831)	$415,660

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	37,476	$4	$667,181	$(360)	$(289,072)	$377,753
Issuance of common stock upon public offering, net of transaction costs of $14,194	4,899	—	216,059	—	—	216,059
Exercise of stock options	324	—	3,296	—	—	3,296
Issuance of common stock under employee stock purchase plan	54	—	1,768	—	—	1,768
Stock-based compensation expense	—	—	29,646	—	—	29,646
Unrealized loss on available-for-sale securities, net	—	—	—	(925)	—	(925)
Net loss	—	—	—	—	(166,183)	(166,183)
Balances at September 30, 2021	42,752	$4	$917,950	$(1,285)	$(455,255)	$461,414

	Nine Months Ended September 30, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	36,992	$4	$627,810	$205	$(177,822)	$450,197
Exercise of stock options	356	—	4,247	—	—	4,247
Issuance of common stock under employee stock purchase plan	55	—	1,799	—	—	1,799
Stock-based compensation expense	—	—	24,368	—	—	24,368
Unrealized gain on available-for-sale securities, net	—	—	—	58	—	58
Net loss	—	—	—	—	(65,009)	(65,009)
Balances at September 30, 2020	37,404	$4	$658,224	$263	$(242,831)	$415,660

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(166,183)	$(65,009)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	29,646	24,368
Depreciation and amortization	6,958	6,302
Provision for credit losses	5,532	7,678
Net amortization of premiums on marketable debt securities	4,377	586
Net losses (gains) on investments	(5,189)	8,207
Imputed interest income from licensing	(341)	(2,033)
Non-cash interest expense	19,777	—
Other non-cash adjustments	(51)	263
Changes in operating assets and liabilities
Accounts receivable	(7,886)	(89,442)
Prepaid expenses	(7,896)	(9,637)
Other current assets	(3,307)	(2,998)
Operating lease right-of-use assets	3,780	1,986
Other assets	(4,402)	1,318
Accounts payable	6,503	9,907
Accrued expenses and other current liabilities	473	18,400
Operating lease liabilities	10,849	(2,222)
Other liabilities	(2)	(1,203)
Net cash used in operating activities	(107,362)	(93,529)
Cash flows from investing activities
Purchases of marketable debt securities	(262,671)	(79,374)
Maturities of marketable debt securities	136,386	189,882
Sales of marketable debt securities	—	2,287
Sales of equity securities	5,563	12,374
Purchases of property and equipment	(69,561)	(13,980)
Net cash provided by (used in) investing activities	(190,283)	111,189
Cash flows from financing activities
Proceeds from exercise of stock options	3,296	4,247
Proceeds from issuance of common stock under employee stock purchase plan	1,768	1,799
Proceeds from public offering of common stock, net of underwriting discounts and commissions	216,438	—
Issuance costs for public offering of common stock	(379)	—
Repayments under liability related to sale of future royalties	(33,252)	—
Transaction costs for sale of future royalties	(265)	—
Net cash provided by financing activities	187,606	6,046
Net increase (decrease) in cash and cash equivalents and restricted cash	(110,039)	23,706
Cash and cash equivalents and restricted cash
Beginning of period	339,756	70,844
End of period	$229,717	$94,550
Supplemental disclosures of non-cash investing and financing activities
Net additions to property and equipment through accounts payable and accrued expenses	$3,250	$46
Non-cash additions to property and equipment through tenant improvement allowance	$—	$2,217
Non-cash consideration received for licenses granted	$—	$1,123
Proceeds due to Company from sales of non-marketable equity securities	$646	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

REGENXBIO Inc. (the Company) is a clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. The Company has developed a broad pipeline of gene therapy product candidates using its proprietary adeno-associated virus (AAV) gene delivery platform (NAV Technology Platform), which consists of exclusive rights to over 100 novel AAV vectors, including AAV7, AAV8, AAV9 and AAVrh10. In addition to its internal product development efforts, the Company also selectively licenses the NAV® Technology Platform to other leading biotechnology and pharmaceutical companies (NAV Technology Licensees). As of September 30, 2021, the NAV Technology Platform was being applied by NAV Technology Licensees in one commercially available product, Zolgensma®, and in the preclinical and clinical development of 20 licensed products. The Company was formed in 2008 in the State of Delaware and is headquartered in Rockville, Maryland.

As of September 30, 2021, the Company had generated an accumulated deficit of $455.3 million since inception. As the Company has incurred cumulative losses since inception, transition to recurring profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability, and unless and until it does, the Company will continue to need to raise additional capital, to the extent possible. As of September 30, 2021, the Company had cash, cash equivalents and marketable securities of $533.5 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

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

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$228,387	$93,220
Restricted cash	1,330	1,330
Total cash and cash equivalents and restricted cash	$229,717	$94,550

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

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2021
U.S. government and federal agency securities	$25,003	$—	$(23)	$24,980
Certificates of deposit	2,939	10	(1)	2,948
Corporate bonds	274,592	41	(452)	274,181
Municipal securities	3,004	—	—	3,004
	$305,538	$51	$(476)	$305,113

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2020
U.S. government and federal agency securities	$12,782	$22	$—	$12,804
Certificates of deposit	1,956	34	—	1,990
Corporate bonds	165,850	497	(55)	166,292
Municipal securities	3,035	2	—	3,037
	$183,623	$555	$(55)	$184,123

As of September 30, 2021 and December 31, 2020, no available-for-sale debt securities had remaining maturities greater than three years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of September 30, 2021 and December 31, 2020, the balance in the Company’s accumulated other comprehensive loss consisted solely of unrealized gains and losses on available-for-sale debt securities, net of reclassification adjustments for realized gains and losses and income tax effects. The Company uses the aggregate portfolio approach to release the tax effects of unrealized gains and losses on available-for-sale debt securities in accumulated other comprehensive loss. Realized gains and losses from the sale or maturity of marketable securities are based on the specific identification method and are included in results of operations as investment income (loss). Unrealized gain (loss) on available-for-sale securities, net, as presented in the statements of operations and comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized gain (loss) before reclassifications	$(30)	$(457)	$(918)	$108
Realized gains reclassified to investment income (loss)	—	(30)	(7)	(50)
Income tax expense	—	—	—	—
Unrealized gain (loss) on available-for-sale securities, net	$(30)	$(487)	$(925)	$58

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021
U.S. government and federal agency securities	$17,444	$(23)	$—	$—	$17,444	$(23)
Certificates of deposit	489	(1)	—	—	489	(1)
Corporate bonds	238,835	(452)	—	—	238,835	(452)
	$256,768	$(476)	$—	$—	$256,768	$(476)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Corporate bonds	$55,507	$(55)	$—	$—	$55,507	$(55)
	$55,507	$(55)	$—	$—	$55,507	$(55)

As of September 30, 2021, available-for-sale debt securities held by the Company in an unrealized loss position consisted of 47 investment grade security positions. The Company has the intent and ability to hold such securities until recovery, and based on the credit quality of the issuers and low severity of each unrealized loss position relative to its amortized cost basis, the Company did not identify any credit losses associated with its available-for-sale debt securities. The Company did not record an allowance for credit losses on its available-for-sale debt securities as of September 30, 2021 or December 31, 2020. The Company did not recognize any impairment or credit losses on available-for-sale debt securities during the three and nine months ended September 30, 2021 and 2020.

During the three and nine months ended September 30, 2020, the Company recognized total net realized and unrealized losses of $7.5 million and $8.3 million, respectively, related to its marketable equity securities of Prevail Therapeutics Inc. (Prevail), which were acquired as consideration for a license to the NAV Technology Platform granted to Prevail in August 2017. As of December 31, 2020, the Company had sold all of its Prevail equity securities.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2021
Cash equivalents:
Money market mutual funds	$—	$187,123	$—	$187,123
Total cash equivalents	—	187,123	—	187,123
Marketable securities:
U.S. government and federal agency securities	—	24,980	—	24,980
Certificates of deposit	—	2,948	—	2,948
Corporate bonds	—	274,181	—	274,181
Municipal securities	—	3,004	—	3,004
Total marketable securities	—	305,113	—	305,113
Total cash equivalents and marketable securities	$—	$492,236	$—	$492,236

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2020
Cash equivalents:
Money market mutual funds	$—	$96,307	$—	$96,307
Total cash equivalents	—	96,307	—	96,307
Marketable securities:
U.S. government and federal agency securities	—	12,804	—	12,804
Certificates of deposit	—	1,990	—	1,990
Corporate bonds	—	166,292	—	166,292
Municipal securities	—	3,037	—	3,037
Total marketable securities	—	184,123	—	184,123
Total cash equivalents and marketable securities	$—	$280,430	$—	$280,430

Management estimates that the carrying amounts of its current accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Accounts receivable which contain non-current portions are recorded at their present values using a discount rate that is based on prevailing market rates and the credit profile of the licensee on the date the amounts are initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be materially different from those that would be used as of September 30, 2021 to determine the present value of the receivables. Accordingly, management estimates that the carrying value of its non-current accounts receivable approximates the fair value of those instruments.

Non-marketable Equity Securities

Non-marketable equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. As of September 30, 2021, the Company did not hold any non-marketable equity securities. As of December 31, 2020, non-marketable equity securities had a carrying value of $1.1 million and were included in other assets on the consolidated balance sheet. The Company did not identify any observable price changes or changes in circumstances that would have had an adverse effect on the fair value of the securities as of December 31, 2020. No remeasurements or impairment losses were recorded on non-marketable equity securities during the three and nine months ended September 30, 2021 and 2020.

The Company’s non-marketable equity securities as of December 31, 2020 consisted solely of equity securities of Corlieve Therapeutics SAS (Corlieve), which were acquired in June 2020 as consideration under a license and collaboration agreement with Corlieve. In July 2021, Corlieve was acquired by uniQure N.V. (uniQure). In exchange for its ownership in Corlieve, the Company received proceeds of €4.8 million ($5.6 million) from uniQure and is entitled to receive additional proceeds of €0.6 million ($0.6 million as of September 30, 2021) by July 2022. During the three and nine months ended September 30, 2021, the Company recorded a realized gain of $5.2 million as a result of the acquisition of its Corlieve securities by uniQure, which is included in investment income (loss) in the consolidated statements of operations and comprehensive income (loss). In connection with the acquisition, the Company is also eligible to receive payments of up to €37.1 million ($43.2 million as of September 30, 2021) from uniQure contingent upon the achievement of various development and regulatory milestones, none of which have been recognized in the consolidated financial statements as of September 30, 2021. Proceeds contingent upon the achievement of these milestones will be recognized as investment income in the period in which any uncertainty regarding realization is substantially resolved, which may not occur until the achievement of the underlying milestones. It is at least reasonably possible that some or all of the proceeds contingent upon these milestones will not be realized by the Company.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Laboratory and manufacturing equipment	$49,951	$26,306
Computer equipment and software	4,070	3,764
Furniture and fixtures	6,515	4,114
Leasehold improvements	88,131	44,957
Total property and equipment	148,667	79,141
Accumulated depreciation and amortization	(26,436)	(22,674)
Property and equipment, net	$122,231	$56,467

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

Pursuant to the Royalty Purchase Agreement, the total amount of royalty payments to be received by HCR under the agreement is subject to an increasing cap (the Cap Amount) equal to (i) $260.0 million applicable for the period from the effective date of the agreement through November 7, 2024, and (ii) $300.0 million applicable for the period from November 8, 2024 through the effective date of termination of the license agreement with Novartis Gene Therapies. If, on or prior to the defined dates for each Cap Amount, the total amount of royalty payments received by HCR equals or exceeds the Cap Amount applicable to such date, the Royalty Purchase Agreement will automatically terminate and all rights to the Zolgensma royalty payments will revert back to the Company. The Company has no obligation to repay any amounts to HCR if total future Zolgensma royalty payments are not sufficient to achieve the applicable Cap Amount prior to the termination of the license agreement with Novartis Gene Therapies.

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

The Company estimates the effective interest rate used to record non-cash interest expense under the Royalty Purchase Agreement based on its estimate of future royalty payments to be received by HCR. As of September 30, 2021, the estimated effective interest rate under the agreement was 14.9%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments received by HCR and changes in the Company’s forecasted royalties. At each reporting date, the Company reassesses its estimate of total future royalty payments to be received by HCR at the applicable Cap Amount, and prospectively adjusts the effective interest rate and amortization of the liability, as necessary.

The following table presents the changes in the liability related to the sale of future royalties under the Royalty Purchase Agreement with HCR (in thousands):

Nine Months Ended
September 30, 2021
Liability related to sale of future royalties, beginning balance	$193,298
Zolgensma royalties paid to HCR	(33,252)
Non-cash interest expense	19,777
Liability related to sale of future royalties, ending balance	179,823
Current portion of liability related to sale of future royalties	(35,508)
Liability related to sale of future royalties, non-current	$144,315

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

8. License and Royalty Revenue

As of September 30, 2021, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in one commercially available product, Zolgensma, and in the development of 20 other licensed products. Consideration to the Company under its license agreements may include: (i) up-front and annual fees, (ii) option fees to acquire additional licenses, (iii) milestone payments based on the achievement of certain development and sales-based milestones by licensees, (iv) sublicense fees and (v) royalties on sales of licensed products. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

Development milestone payments are evaluated each reporting period and are only included in the transaction price of each license and recognized as license revenue to the extent the milestones are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of September 30, 2021, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $194.8 million, including (i) $23.3 million upon the commencement of various stages of clinical trials, (ii) $21.0 million upon the submission of regulatory approval filings, (iii) $93.5 million upon the approval of commercial products by regulatory agencies and (iv) $57.0 million upon the achievement of specified sales targets for licensed products. To the extent the milestone payments are realized by the Company, the Company will be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of milestones by licensees is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

Changes in Accounts Receivable, Contract Assets and Deferred Revenue

The following table presents changes in the balances of the Company’s net accounts receivable, contract assets and deferred revenue, as well as other information regarding revenue recognized during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Accounts receivable, net, current and non-current:
Balance, beginning of period	$47,202	$46,494	$46,266	$42,303
Additions	30,385	100,243	71,544	137,220
Deductions	(28,840)	(21,057)	(69,063)	(53,843)
Balance, end of period	$48,747	$125,680	$48,747	$125,680

Contract assets:
Balance, beginning of period	$702	$350	$350	$—
Additions	407	—	1,109	350
Deductions	—	—	(350)	—
Balance, end of period	$1,109	$350	$1,109	$350

Deferred revenue, current and non-current:
Balance, beginning of period	$4,025	$4,457	$4,232	$3,333
Additions	—	—	—	1,124
Deductions	(99)	(113)	(306)	(113)
Balance, end of period	$3,926	$4,344	$3,926	$4,344

Revenue recognized during the period from:
Amounts included in deferred revenue at beginning of period	$99	$113	$306	$—
Performance obligations satisfied in previous periods	$30,256	$98,799	$70,603	$125,555

Additions to accounts receivable during the periods presented consisted primarily of receivables recorded related to royalties on net sales of Zolgensma, new licenses granted by the Company, the achievement of development and sales-based milestones by licensees and interest income from licensing recognized during the period. Deductions to accounts receivable during the periods presented consisted primarily of amounts collected from licensees and increases in the allowance for credit losses, as discussed further below. Additions to contract assets during the periods presented consisted primarily of development milestones deemed probable of achievement by licensees during the period. Deductions to contract assets during the periods presented consisted of the achievement of such milestones and billing of the associated milestone payments by the Company.

As of September 30, 2021, the Company had recorded deferred revenue of $3.9 million which represents consideration received from licensees for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations consisted of (i) options granted to licensees that provide material rights to the licensee to acquire additional licenses from the Company, which will be satisfied upon the exercise or expiration of the options and (ii) research and development services to be performed by the Company related to licensed products, which will be satisfied as the research and development services are performed.

Revenue recognized from performance obligations satisfied in previous periods was primarily attributable to Zolgensma royalty revenues, the achievement of sales-based milestones for net sales of Zolgensma, sublicense fees earned from licensees and changes in the transaction prices of the Company’s license agreements. Changes in transaction prices were primarily attributable to development milestones achieved or deemed probable of achievement during the periods, which were previously not considered probable of achievement.

Accounts Receivable, Contract Assets and the Allowance for Credit Losses

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Current accounts receivable:
Billed to customers	$30,248	$30,573
Unbilled	28,979	20,104
Allowance for credit losses	(13,210)	(7,678)
Current accounts receivable, net	46,017	42,999
Non-current accounts receivable:
Unbilled	2,730	3,267
Allowance for credit losses	—	—
Non-current accounts receivable, net	2,730	3,267
Total accounts receivable, net	$48,747	$46,266

The following table presents the changes in the allowance for credit losses related to accounts receivable and contract assets for the nine months ended September 30, 2021 (in thousands):

	Accounts Receivable	Contract Assets
Balance at December 31, 2020	$7,678	$—
Provision for credit losses	5,532	—
Write-offs	—	—
Balance at September 30, 2021	$13,210	$—

The Company’s allowance for credit losses as of September 30, 2021 and December 31, 2020 was related solely to accounts receivable from Abeona Therapeutics Inc. (Abeona). Please refer to the section below, Abeona Therapeutics Inc., for further information regarding amounts due from Abeona and the associated allowance for credit losses. The Company’s provision for credit losses was $5.0 million and $5.5 million for the three and nine months ended September 30, 2021, respectively, and $7.7 million and $7.7 million for the three and nine months ended September 30, 2020, respectively. The Company’s provision for credit losses for the three and nine months ended September 30, 2021 and 2020 was related solely to changes in estimates regarding the collectability of the accounts receivable due from Abeona.

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

Pursuant to the March 2014 License, Novartis Gene Therapies was obligated to pay a sales-based milestone fee of $80.0 million to the Company upon the achievement of $1.0 billion in cumulative net sales of licensed products. Novartis Gene Therapies achieved cumulative net sales of Zolgensma of $1.0 billion in the third quarter of 2020, upon which the Company recognized revenue of $80.0 million related to the sales-based milestone fee. The $80.0 million milestone fee was recorded as accounts receivable as of September 30, 2020, and the Company received payment of the $80.0 million milestone fee from Novartis Gene Therapies in October 2020.

The Company recognized the following amounts under the March 2014 License with Novartis Gene Therapies (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Royalties on net sales of Zolgensma	$30,254	$18,799	$66,946	$40,723
Achievement of sales-based milestone for Zolgensma	—	80,000	—	80,000
Other license revenue	—	—	—	3,500
Total license and royalty revenue	$30,254	$98,799	$66,946	$124,223

Interest income from licensing	$5	$6	$17	$20

As of September 30, 2021 and December 31, 2020, the Company had recorded total accounts receivable of $28.4 million and $19.6 million, respectively, from Novartis Gene Therapies under the March 2014 License, which consisted primarily of unbilled receivables for Zolgensma royalties. Zolgensma royalties receivable recorded as of September 30, 2021 included $13.8 million expected to be paid to HCR in accordance with the Royalty Purchase Agreement discussed in Note 6. The Company recognizes royalty revenue from net sales of Zolgensma in the period in which the underlying products are sold by Novartis Gene Therapies, which in certain cases may require the Company to estimate royalty revenue for periods of net sales which have not yet been reported to the Company. Estimated royalties are reconciled to actual amounts reported in subsequent periods and royalty revenues are adjusted, as necessary.

Abeona Therapeutics Inc.

In November 2018, the Company entered into a license agreement with Abeona (as amended, the November 2018 License), for the treatment of various diseases using the NAV Technology Platform. Pursuant to the November 2018 License, Abeona was required to pay a license fee of $8.0 million to the Company no later than April 1, 2020. Abeona failed to make this payment, and in April 2020, the Company delivered to Abeona a notice of its breach of the license agreement and written demand for payment. Upon expiration of the applicable cure period in May 2020, the license agreement terminated. As a result of the termination, Abeona was required to pay an additional $20.0 million license fee to the Company within 15 days of the termination date, which otherwise would have been due to the Company in November 2020. As of September 30, 2021, the Company had not received any portion of the $28.0 million in license fees due from Abeona under the license agreement. Unpaid balances due under the November 2018 License accrue interest at 1.5% per month.

In May 2020, after the termination of the November 2018 License, Abeona filed a claim in arbitration alleging that the Company had breached certain responsibilities to communicate with Abeona regarding the Company’s prosecution of licensed patents under the November 2018 License. The Company disputed Abeona’s claim and filed a counterclaim in arbitration demanding payment of the $28.0 million of unpaid fees from Abeona, plus accrued interest. A binding arbitration was held in March 2021. In July 2021, the arbitration tribunal issued its ruling, which denied Abeona’s claim and upheld the Company’s counterclaim. The arbitration tribunal’s ruling, which was subsequently amended to reflect a minor adjustment in the computation of accrued interest, awarded the Company a total of $33.6 million, which consisted of $28.0 million in damages and $5.6 million in accrued interest payable to the Company by Abeona. As of October 28, 2021, the Company had not received any portion of the $33.6 million arbitration award from Abeona.

The Company has filed a petition to confirm the arbitration award and to enter judgment on it in the Supreme Court of the State of New York for New York County. The Company cannot be certain of the precise timing or amount of recovery and will continue to pursue enforcement of the award against Abeona. Abeona has filed an additional claim in a second arbitration to enforce a purported settlement relating to the unpaid fees, which the Company disputes.

As of September 30, 2021 and December 31, 2020, the Company had recorded gross accounts receivable of $30.1 million from Abeona under the November 2018 License, which consisted of the $8.0 million fee due April 1, 2020, the $20.0 million fee due within 15 days of the termination of the license agreement in May 2020 and accrued interest on the outstanding balances. While the Company anticipates taking appropriate measures to enforce the aforementioned arbitration award if Abeona does not comply with the tribunal’s ruling, the Company assessed the collectability of the $30.1 million due from Abeona as it relates to credit risk. In performing this assessment, the Company evaluated Abeona’s credit profile and financial condition, as well its expectations regarding Abeona’s future cash flows and ability to satisfy this obligation. As a result of its analyses, the Company recorded an allowance for credit losses of $13.2 million and $7.7 million as of September 30, 2021 and December 31, 2020, respectively, related to the accounts receivable due from Abeona. The Company recorded a provision for credit losses of $5.0 million and $5.5 million for the three and nine months ended September 30, 2021, respectively, as a result of changes in estimates regarding the allowance during the periods.

As of September 30, 2021 and December 31, 2020, the Company had recognized interest income from licensing of $2.1 million related to the unpaid license fees from Abeona under the November 2018 License, which is included in the gross accounts receivable balance of $30.1 million. In accordance with its interest accrual policy, the Company ceased the recognition of interest income accrued under the license agreement subsequent to the establishment of the allowance for credit losses in the third quarter of 2020. The arbitration tribunal’s ruling in July 2021, as subsequently adjusted, awarded the Company $5.6 million in accrued interest payable by Abeona, including $3.5 million of interest earned subsequent to the receivable being placed on non-accrual status which has not been recognized in the consolidated financial statements. As of September 30, 2021, the Company had continued to maintain the accounts receivable due from Abeona on non-accrual status and will not recognize any further interest income associated with the accounts receivable unless and until such amounts are deemed to be collectable.

Collaboration and License Agreement with AbbVie

In September 2021, the Company entered into a Collaboration and License Agreement with AbbVie Global Enterprises Ltd. (AbbVie), a subsidiary of AbbVie Inc., to develop and commercialize RGX-314, the Company’s product candidate for the treatment of wet age-related macular degeneration (wet AMD), diabetic retinopathy (DR) and other chronic retinal diseases (the AbbVie Collaboration and License Agreement). The transaction is contingent upon the satisfaction of customary closing conditions, including the expiration or termination of the applicable waiting or suspension period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and any other applicable competition laws.

Pursuant to the AbbVie Collaboration and License Agreement, the parties will conduct certain activities for the development of products containing RGX-314 under a development plan determined in accordance with the AbbVie Collaboration and License Agreement. The Company and AbbVie will develop licensed products in the United States, and AbbVie will be responsible for the development of licensed products in specified markets outside the United States. Through December 31, 2022, the Company will be responsible for development expenses for certain ongoing trials of RGX-314 and the parties will share additional development expenses related to RGX-314. Beginning on January 1, 2023, AbbVie will be responsible for the majority of all RGX-314 development expenses.

The Company will lead the manufacturing of RGX-314 for clinical development and U.S. commercial supply, and AbbVie will lead manufacturing of RGX-314 for commercial supply outside the United States. Manufacturing expenses will be allocated between the parties in accordance with the terms of the AbbVie Collaboration and License Agreement and mutually agreed supply agreements. In the United States, the Company shall participate in commercialization of licensed products under a commercialization plan to be determined in accordance with the AbbVie Collaboration and License Agreement, and the parties will equally share net profits and net losses associated with commercialization of licensed products in the United States. Outside the United States, AbbVie will be responsible, at its sole cost, for the commercialization of licensed products.

The Company will receive an upfront payment of $370.0 million from AbbVie in connection with the closing of the AbbVie Collaboration and License Agreement. Additionally, the Company will be eligible to receive up to $1.38 billion in development, regulatory and commercial milestone payments, in the aggregate, for the achievement of specified milestones for the licensed products, of which $782.5 million are based on development and regulatory milestones, with the remainder based on commercial milestones. The Company will also be eligible to receive tiered royalties on net sales by AbbVie of licensed products outside the United States at percentages in the mid-teens to low twenties, subject to specified offsets and reductions. Royalties will be payable on a product-by-product and country-by-country basis outside the United States commencing on the date of first commercial sale of each licensed product, and ending on the later of (a) expiration of all valid claims of specified licensed patents in such country, (b) expiration of regulatory exclusivity in such country and (c)(x) if such country is in the European Union, 12 years following first commercial sale of such product in such country, or (y) if such country is outside the European Union, 10 years following the first commercial sale of such product in such country (the Royalty Term).

The AbbVie Collaboration and License Agreement will remain in effect, unless earlier terminated, on a country-by-country basis until (a) in the case of the United States, the later of (i) the 120th day after any quarter in which no licensed product is being developed or commercialized under such agreement, and (ii) the date that specified licensed patents for a licensed product expire in the United States, and (b) in the case of any country outside the United States, the date the Royalty Term for a licensed product expires in such country. The AbbVie Collaboration and License Agreement contains provisions for termination, including termination for convenience by AbbVie.

Contemporaneously with entering into the AbbVie Collaboration and License Agreement, in September 2021, the Company entered into a Sublicense Agreement with AbbVie (the AbbVie Sublicense Agreement) pursuant to which the Company granted AbbVie an exclusive sublicense to exploit licensed products in connection with the AbbVie Collaboration and License Agreement under specified patents licensed to the Company from The Trustees of the University of Pennsylvania. The AbbVie Sublicense Agreement will be coterminous with the AbbVie Collaboration and License Agreement.

9. Stock-based Compensation

In January 2021, the Board of Directors authorized an additional 1,499,037 shares to be issued under the 2015 Equity Incentive Plan (the 2015 Plan). As of September 30, 2021, the total number of shares of common stock authorized for issuance under the 2015 Plan and the 2014 Stock Plan (the 2014 Plan) was 13,911,954, of which 2,392,917 remained available for future grants under the 2015 Plan.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$8,920	$7,880	$27,010	$23,745
Restricted stock units	698	—	2,093	—
Employee stock purchase plan	116	155	543	623
	$9,734	$8,035	$29,646	$24,368

As of September 30, 2021, the Company had $75.7 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.5 years.

The Company recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$4,868	$4,110	$14,999	$12,442
General and administrative	4,866	3,925	14,647	11,926
	$9,734	$8,035	$29,646	$24,368

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2020	6,361	$31.21	7.2	$101,356
Granted	1,373	$43.47
Exercised	(325)	$11.21
Cancelled or forfeited	(232)	$45.79
Outstanding at September 30, 2021	7,177	$33.99	7.0	$74,141
Exercisable at September 30, 2021	4,408	$28.74	6.0	$67,896
Vested and expected to vest at September 30, 2021	7,177	$33.99	7.0	$74,141

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2021 was $26.28. During the nine months ended September 30, 2021, the total number of stock options exercised was 325,273, resulting in total proceeds of $3.3 million. The total intrinsic value of options exercised during the nine months ended September 30, 2021 was $10.1 million.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2020	—	$—
Granted	277	$44.17
Vested	—	$—
Forfeited	(12)	$44.68
Unvested balance at September 30, 2021	265	$44.15

No restricted stock units vested during the three and nine months ended September 30, 2021 and 2020.

Employee Stock Purchase Plan

In January 2021, the Board of Directors authorized an additional 374,759 shares to be issued under the 2015 ESPP. As of September 30, 2021, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 998,683, of which 769,174 remained available for future issuance. During the nine months ended September 30, 2021, 53,596 shares of common stock were issued under the 2015 ESPP.

10. Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including three-year cumulative loss positions as of September 30, 2021 and December 31, 2020, the Company concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its net deferred tax assets as of September 30, 2021 and December 31, 2020.

11. Related Party Transactions

FOXKISER LLP

Since 2016, the Company has been party to professional services agreements with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of a member of the Company’s Board of Directors, pursuant to which the Company pays a fixed monthly fee in consideration for certain strategic services provided by FOXKISER. Effective January 2019, the Company entered into a new professional services agreement with FOXKISER with similar terms and conditions as the previous agreements. The agreement was amended effective June 2019 to expand the scope of the services provided and increase the monthly fee. Effective August 2020, the agreement was further amended to extend the term of the agreement by two years through December 2022. The agreement may be terminated by either party with six months’ advanced written notice. Expenses incurred under the agreement with FOXKISER were $1.2 million and $3.6 million for the three and nine months ended September 30, 2021, respectively, and $1.2 million and $3.6 million for the three and nine months ended September 30, 2020, respectively, and were recorded as research and development expenses in the consolidated statements of operations and comprehensive income (loss).

12. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic net income (loss) per share:
Net income (loss)	$(58,405)	$8,791	$(166,183)	$(65,009)
Shares used in computation:
Weighted-average common shares outstanding	42,629	37,342	42,324	37,234
Basic net income (loss) per share	$(1.37)	$0.24	$(3.93)	$(1.75)
Diluted net income (loss) per share:
Net income (loss)	$(58,405)	$8,791	$(166,183)	$(65,009)
Shares used in computation:
Weighted-average common shares outstanding	42,629	37,342	42,324	37,234
Stock options	—	1,529	—	—
Employee stock purchase plan	—	6	—	—
Weighted-average diluted common shares	42,629	38,877	42,324	37,234
Diluted net income (loss) per share	$(1.37)	$0.23	$(3.93)	$(1.75)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options issued and outstanding	7,177	4,072	7,177	6,409
Unvested restricted stock units outstanding	265	—	265	—
Employee stock purchase plan	15	—	15	21
	7,457	4,072	7,457	6,430

13. Supplemental Disclosures

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued sublicense fees and royalties	$15,869	$12,160
Accrued personnel costs	14,034	13,155
Accrued purchases of property and equipment	8,303	7,853
Accrued external research and development expenses	8,069	9,738
Accrued external general and administrative expenses	2,974	2,865
Accrued income taxes payable	—	3,135
Other accrued expenses and current liabilities	445	176
	$49,694	$49,082

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

Gene therapy using NAV Vectors for AAV-mediated antibody delivery

•

RGX-314: We are developing RGX-314 as a novel, single-administration gene therapy for the treatment of wet age-related macular degeneration (wet AMD), diabetic retinopathy (DR), and other additional chronic retinal conditions which cause total or partial vision loss. In September 2021, we announced a strategic partnership with AbbVie to develop and commercialize RGX-314 for the treatment of wet age-related macular degeneration (wet AMD), diabetic retinopathy (DR) and other chronic retinal diseases. The transaction is expected to close by the end of 2021, subject to the satisfaction of customary closing conditions, including applicable regulatory approvals. We are advancing two separate routes of administration of RGX-314 to the eye, through a standardized subretinal delivery procedure and by delivery to the suprachoroidal space using the SCS Microinjector™ licensed from Clearside Biomedical, Inc.

We have initiated a pivotal program to evaluate the efficacy and safety of RGX-314 in patients with wet AMD using the subretinal delivery approach. We plan to conduct two randomized, well-controlled clinical trials to evaluate the efficacy and safety of RGX-314 in patients with wet AMD, in which we expect to enroll approximately 700 patients total. The first pivotal trial (ATMOSPHERETM) is enrolling patients and we are planning to initiate the second pivotal trial in the fourth quarter of 2021. Based on the outcome of these trials, the pivotal program is expected to support a Biologics License Application (BLA) filing in 2024.

As of August 9, 2021, RGX-314 continued to be generally well-tolerated across all dose cohorts of the ongoing Phase I/II trial of RGX-314 for the treatment of wet AMD and its Long-Term-Follow-Up study. Durable treatment effect was observed in patients in Cohorts 4 and 5 at 2 years after administration of RGX-314, including stable visual acuity, decreased retinal thickness, and reductions in anti-VEGF injection burden. Long-term, durable treatment effect was demonstrated in Cohort 3 over three years, including mean improvement in vision and stable retinal thickness, and reductions in anti-VEGF treatment burden.

We are also conducting a Phase II trial of the suprachoroidal delivery of RGX-314 using the SCS Microinjector for the treatment of wet AMD known as AAVIATE®. In October 2021, we presented positive initial data from patients enrolled in the ongoing Phase II AAVIATE trial. As of September 13, 2021, RGX-314 was reported to be well-tolerated across 50 patients dosed in Cohorts 1 through 3. At six months following one-time administration of RGX-314, stable visual acuity and retinal thickness, as well as a meaningful reduction in anti-VEGF treatment burden was observed in patients from Cohort 1 (dose level: 2.5x1011 genomic copies per eye (GC/eye)). Among patients in Cohort 1, common treatment emergent adverse events (TEAE) in the study eye were generally mild, and none were severe. Mild intraocular inflammation was observed in four out of 15 patients based on slit-lamp examination, and all cases were resolved within days to weeks on topical corticosteroids.

We plan to report interim results at six months of follow-up for patients in Cohort 2 at the American Academy of Ophthalmology 2021 Annual Meeting in New Orleans, LA, November 12-15, 2021. We have also completed dosing of patients in Cohort 3 which is evaluating the efficacy, safety and tolerability of RGX-314 in up to 20 patients who are neutralizing antibody (NAb) positive with the same dose evaluated in Cohort 2, 5.0x1011 GC/eye of RGX-314.

In October 2021, we announced that the AAVIATE trial expanded to include two additional cohorts (Cohorts 4 and 5) to evaluate RGX-314 at a dose level of 1.0x1012 GC/eye. Cohort 4 will enroll 15 patients who will be dosed with RGX-314 and Cohort 5 will evaluate the same dose level evaluated in Cohort 4 in 20 patients who are neutralizing antibody (NAb) positive. As in previous cohorts, patients will not receive prophylactic immune suppressive corticosteroid therapy before or after administration of RGX-314.

In addition, we are enrolling patients in ALTITUDETM, a Phase II trial of the suprachoroidal delivery of RGX-314 for the treatment of DR. In October 2021, we presented positive initial data from patients in Cohort 1 of the ongoing Phase II ALTITUDE trial. As of September 29, 2021, RGX-314 was reported to be well tolerated with no drug-related serious adverse events in the 15 patients dosed with RGX-314 in Cohort 1 (dose level: 2.5x1011 GC/ eye). No intraocular inflammation was observed on slit-lamp examination. Three months following one-time administration of RGX-314, five patients (33%) demonstrated a two-step or greater improvement from baseline on the Early Treatment Diabetic Retinopathy Study-Diabetic Retinopathy Severity Scale (ETDRS-DRSS), including one patient who had a four-step improvement. No patients in the observation control portion of the study demonstrated a two-step or greater improvement from baseline on the ETDRS-DRSS.

Enrollment of patients in Cohorts 2 and 3 is ongoing in ALTITUDE. Both cohorts will evaluate RGX-314 at a dose level of 5.0x1011 GC/eye. Cohort 2 will include 20 patients randomized to receive RGX-314 versus observational control at a 3:1 ratio. Cohort 3 will evaluate RGX-314 at the same dose level as Cohort 2 in 20 patients who are NAb positive. As in Cohort 1, patients in Cohorts 2 and 3 will not receive prophylactic immune suppressive corticosteroid therapy before or after administration of RGX-314.

•

AAV-Mediated Antibody Expression for the Treatment of Hereditary Angioedema (HAE): We are developing a novel, one-time treatment utilizing a NAV Vector to deliver a gene encoding for a therapeutic antibody that targets and binds to plasma kallikrein, a key protein left unregulated in patients with HAE. HAE is a chronic and severe disease characterized by recurring severe swelling (angioedema), most commonly in the face, airway, intestines and limbs. We continue to conduct research and preclinical studies to advance a gene therapy candidate for the treatment of HAE.

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

Gene therapy programs for the potential treatment of rare monogenic diseases

•

RGX-202: We are developing RGX-202 for the treatment of Duchenne Muscular Dystrophy (DMD), a severe, progressive, degenerative muscle disease caused by mutations in the gene which encodes dystrophin, a protein involved in muscle cell structure and function. Without functional dystrophin protein, muscles throughout the body degenerate and become weak. We expect to submit an Investigational New Drug (IND) application for this program by the end of 2021.

•

RGX-121: We are developing RGX-121 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type II (MPS II), a severe genetic lysosomal storage disease caused by deficiency of iduronate-2-sulfatase (I2S), an enzyme that is responsible for breakdown of cellular waste products.

We are conducting a Phase I/II trial of RGX-121 in patients with MPS II up to the age of 5 years old. As reported in February 2021, RGX-121 was well-tolerated in Cohorts 1 and 2 of the Phase I/II trial, and no drug-related SAEs were reported. Biomarker data from patients in both cohorts indicated encouraging signals of I2S enzyme activity in the central nervous system following one-time administration of RGX-121, with consistent reductions of heparan sulfate (HS) and D2S6, a component of HS. Patients in Cohorts 1 and 2 also demonstrated continued neurocognitive development and evidence of I2S enzyme activity in plasma and urine following administration of RGX-121. We have expanded Cohort 3 of the ongoing Phase I/II trial to enroll up to 6 additional patients. Additional data from this trial is expected to be reported in the first half of 2022. In addition, we continue to enroll patients in a second Phase I/II trial of RGX-121, for the treatment of pediatric patients with MPS II over the age of 5 years old.

•

RGX-111: We are developing RGX-111 for the treatment of the neurological symptoms of Mucopolysaccharidosis Type I (MPS I), a severe genetic lysosomal storage disease caused by deficiency of α-l-iduronidase (IDUA), an enzyme required for breakdown of cellular waste products. We have completed dosing of patients in the first cohort of a Phase I/II clinical trial for RGX-111 and enrollment is continuing in Cohort 2. We expect to share initial data from this trial in the first half of 2022.

•

RGX-181: We are developing RGX-181 for the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease, one of the most common forms of Batten disease, caused by mutations in the tripeptidyl peptidase 1 (TPP1) gene. An IND was submitted to the FDA, after which the FDA notified REGENXBIO that its proposed trial had been placed on clinical hold and the agency requested more information to support the initial dose selection and certain study drug administration procedures. We continue to evaluate the path forward for RGX-181 and plan to provide a program update in 2022.

•

RGX-381: We are developing RGX-381 for the treatment of ocular manifestations of CLN2 disease. We are conducting additional preclinical studies of RGX-381 and are in discussions with regulatory agencies. We plan to provide a program update in 2022.

In addition to our product candidates described above, we have also funded, and plan to continue to fund, preclinical research on potential product candidate programs that may become part of our internal product development pipeline. We have partnered with a number of leading academic institutions and will continue to seek partnerships with innovative institutions to develop novel NAV gene therapy product candidates.

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of September 30, 2021, our NAV Technology Platform was being applied in one FDA approved product (Zolgensma®), and the preclinical and clinical development of 20 partnered programs. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform, and creating potential additional revenue.

Collaboration and License Agreement with AbbVie

In September 2021, we entered into a Collaboration and License Agreement with AbbVie Global Enterprises Ltd. (AbbVie), a subsidiary of AbbVie Inc., to develop and commercialize RGX-314 (the AbbVie Collaboration and License Agreement). The transaction is contingent upon the satisfaction of customary closing conditions, including the expiration or termination of the applicable waiting or suspension period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and any other applicable competition laws.

Pursuant to the AbbVie Collaboration and License Agreement, the parties will conduct certain activities for the development of products containing RGX-314 under a development plan determined in accordance with the AbbVie Collaboration and License Agreement. In the United States, the parties are required to use commercially reasonable efforts to develop one licensed product for the treatment of each of (a) wet AMD utilizing suprachoroidal delivery, (b) wet AMD utilizing subretinal delivery and (c) DR and, (d) following the achievement of specified milestone events, one licensed product for the treatment of an additional indication. In specified markets outside the United States, AbbVie is required to use commercially reasonable efforts to develop one licensed product for each such indication. Through December 31, 2022, we will be responsible for development expenses for certain ongoing trials of RGX-314 and the parties will share additional development expenses related to RGX-314. Beginning on January 1, 2023, AbbVie will be responsible for the majority of all RGX-314 development expenses.

We will lead the manufacturing of RGX-314 for clinical development and U.S. commercial supply, and AbbVie will lead manufacturing of RGX-314 for commercial supply outside the United States. The parties will equally share net profits and net losses associated with commercialization of licensed products in the United States. Outside the United States, AbbVie will be responsible, at its sole cost, for the commercialization of licensed products.

We will receive an upfront payment of $370.0 million from AbbVie in connection with the closing of the AbbVie Collaboration and License Agreement. Additionally, we will be eligible to receive up to $1.38 billion in development, regulatory and commercial milestone payments, in the aggregate, for the achievement of specified milestones for the licensed products, of which $782.5 million are based on development and regulatory milestones, with the remainder based on commercial milestones. We will also be eligible to receive tiered royalties on net sales by AbbVie of licensed products outside the United States at percentages in the mid-teens to low twenties, subject to specified offsets and reductions.

Subject to the closing of the AbbVie Collaboration and License Agreement, we anticipate the agreement will have a material impact on our future revenues, research and development expenses, other operating expenses and operating cash flows associated with the development and commercialization of RGX-314. For additional information regarding the AbbVie Collaboration and License Agreement, please refer to Note 8, “License and Royalty Revenue—Collaboration and License Agreement with AbbVie” to the accompanying unaudited consolidated financial statements.

Impact of COVID-19

We are continuing to actively monitor the impact of the COVID-19 pandemic, including the emergence of variant strains, on our business, results of operations and financial condition. Our offices, laboratories, clinical trial sites, prospective clinical trial sites, contract research organizations (CROs), contract manufacturing organizations (CMOs) and other collaborators and partners are located in jurisdictions where quarantines, executive orders, shelter-in-place orders, guidelines, and other similar orders and restrictions intended to control the spread of the disease have been put in place by governmental authorities. At certain times during the COVID-19 pandemic, we have implemented a work-from-home policy for all employees who are not essential to be onsite, and we may take additional actions that alter our operations, as may be required by federal, state or local authorities or which we determine are in the best interests of our employees.

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

Our results of operations for the three and nine months ended September 30, 2021 and 2020 were not significantly impacted by the COVID-19 pandemic. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition in the future is unknown at this time and will depend on future developments that are highly unpredictable. Please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of the risks we face as a result of the COVID-19 pandemic.

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

We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	Continued development of RGX-314 products, including:
o	a Phase I/II clinical trial and associated long-term follow-up study to evaluate the safety and efficacy of the subretinal delivery of RGX-314 for the treatment of wet AMD;
o	pivotal trials (ATMOSPHERE and one additional pivotal trial) to evaluate the safety and efficacy of the subretinal delivery of RGX-314 for the treatment of wet AMD;
o	Phase II clinical trials to evaluate the safety and efficacy of the suprachoroidal delivery of RGX-314 using the SCS Microinjector for the treatment of wet AMD (AAVIATE) and DR (ALTITUDE);
•	preclinical research and development and a planned clinical trial for RGX-202 for the treatment of DMD;
•	Phase I/II clinical trials to evaluate the safety and efficacy of RGX-121 for the treatment of MPS II;
•	a Phase I/II clinical trial to evaluate the safety and efficacy of RGX-111 for the treatment of MPS I;
•	preclinical research and development and planned clinical trials for RGX-181 for the treatment of CLN2 disease, and RGX-381 for the treatment of ocular manifestations of CLN2 disease;

•	preclinical research and development for potential product candidates to treat HAE;
•	preclinical research and development for potential product candidates to treat neurodegenerative diseases, including tauopathies and alpha-synucleinopathies, under our collaboration with Neurimmune;
•	preclinical research and development for potential product candidates addressing other diseases across a range of therapeutics areas and other new technologies;
•	continued investment in advanced manufacturing analytics and process development activities; and
•	continued acquisition and manufacture of clinical trial materials in support of our anticipated clinical trials.

The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Direct Expenses
RGX-314	$6,714	$6,472	$17,963	$16,189
RGX-202	2,831	3,713	6,607	8,080
RGX-121 and RGX-111	2,608	3,580	8,178	9,161
RGX-181 and RGX-381	191	1,767	1,078	3,958
Other product candidates	153	863	395	3,828
Total direct expenses	12,497	16,395	34,221	41,216
Unallocated Expenses
Platform and new technologies	9,471	8,731	25,931	20,910
Personnel-related	19,955	15,731	57,770	47,752
Facilities and depreciation expense	5,189	2,829	13,813	8,151
Other unallocated	743	282	1,724	1,085
Total unallocated expenses	35,358	27,573	99,238	77,898
Total research and development	$47,855	$43,968	$133,459	$119,114

Platform and new technologies include direct costs not identifiable with a specific lead product candidate, including costs associated with our research and development platform used across programs, process development, manufacturing analytics and early research and development for prospective product candidates and new technologies. We typically utilize our employee and infrastructure resources across our development programs. We do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs.

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

Investment Income (Loss)

Investment income consists of interest income earned and gains and losses realized from our cash equivalents, marketable securities and non-marketable equity securities, as well as unrealized gains and losses on marketable equity securities. Cash equivalents are comprised of money market mutual funds and highly liquid debt securities with original maturities of 90 days or less at acquisition. Marketable securities are comprised of available-for-sale debt securities and equity securities.

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

Results of Operations

Our consolidated results of operations were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Revenues
License and royalty revenue	$30,773	$98,912	$(68,139)	$71,692	$133,122	$(61,430)
Total revenues	30,773	98,912	(68,139)	71,692	133,122	(61,430)
Operating Expenses
Cost of revenues	14,105	17,364	(3,259)	28,775	25,457	3,318
Research and development	47,855	43,968	3,887	133,459	119,114	14,345
General and administrative	21,030	15,859	5,171	57,293	46,246	11,047
Provision for credit losses and other	5,131	7,770	(2,639)	5,781	7,887	(2,106)
Total operating expenses	88,121	84,961	3,160	225,308	198,704	26,604
Income (loss) from operations	(57,348)	13,951	(71,299)	(153,616)	(65,582)	(88,034)
Other Income (Expense)
Interest income from licensing	117	1,444	(1,327)	700	4,141	(3,441)
Investment income (loss)	5,535	(6,607)	12,142	6,514	(4,071)	10,585
Interest expense	(6,709)	—	(6,709)	(19,777)	—	(19,777)
Total other income (expense)	(1,057)	(5,163)	4,106	(12,563)	70	(12,633)
Income (loss) before income taxes	(58,405)	8,788	(67,193)	(166,179)	(65,512)	(100,667)
Income Tax Benefit (Expense)	—	3	(3)	(4)	503	(507)
Net income (loss)	$(58,405)	$8,791	$(67,196)	$(166,183)	$(65,009)	$(101,174)

Comparison of the Three Months Ended September 30, 2021 and 2020

License and Royalty Revenue. License and royalty revenue decreased by $68.1 million, from $98.9 million for the three months ended September 30, 2020 to $30.8 million for the three months ended September 30, 2021. The decrease was primarily attributable to an $80.0 million milestone payment recognized as revenue in the third quarter of 2020 as a result of the achievement of $1.0 billion in cumulative net sales of Zolgensma during the period. The decrease was partially offset by an increase in Zolgensma royalty revenues, which increased by $11.5 million, from $18.8 million for the third quarter of 2020 to $30.3 million for the third quarter of 2021. As reported by Novartis, sales of Zolgensma for the third quarter of 2021 increased by 29% as compared to the third quarter of 2020, driven by geographic expansion of product access. The increase in Zolgensma sales also resulted in a higher effective royalty rate in the third quarter of 2021 as compared to the third quarter of 2020, as royalty rates are tiered based on specified thresholds of annual net sales.

Research and Development Expense. Research and development expenses increased by $3.9 million, from $44.0 million for the three months ended September 30, 2020 to $47.9 million for the three months ended September 30, 2021. The increase was primarily attributable to the following:

•

an increase of $4.2 million for personnel-related costs as a result of increased headcount of research and development personnel, including a $0.8 million increase in stock-based compensation expense; and

•	an increase of $3.3 million for laboratory costs and facilities used by research and development personnel, including depreciation expense allocated to research and development functions.

The increase in research and development expenses was partially offset by a $2.9 million decrease in external costs associated with preclinical studies and other early-stage research and development, and a $1.6 million decrease in external costs associated with manufacturing-related activities.

General and Administrative Expense. General and administrative expenses increased by $5.2 million, from $15.9 million for the three months ended September 30, 2020 to $21.0 million for the three months ended September 30, 2021. The increase was primarily attributable to the following:

•

an increase of $2.3 million for personnel-related costs as a result of increased headcount of general and administrative personnel, including a $0.9 million increase in stock-based compensation expense; and

•	an increase of $1.4 million for professional services, primarily related to legal and other advisory services.

Provision for Credit Losses and Other. Provision for credit losses and other decreased by $2.6 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. We recognized a provision for credit losses of $5.0 million and $7.7 million during the quarters ended September 30, 2021 and 2020, respectively, related to our accounts receivable from Abeona Therapeutics Inc. (Abeona). As of September 30, 2021, we had recorded total accounts receivable from Abeona of $30.1 million and a related allowance for credit losses of $13.2 million. For further information regarding the provision for credit losses, refer to Note 8, “License and Royalty Revenue—Abeona Therapeutics Inc.” to the accompanying unaudited consolidated financial statements.

Investment Income (Loss). Investment income was $5.5 million for the three months ended September 30, 2021 as compared to investment loss of $6.6 million for the three months ended September 30, 2020, a change of $12.1 million. The change was primarily attributable to a realized gain of $5.2 million recognized in the third quarter of 2021 upon the acquisition of our non-marketable equity securities of Corlieve Therapeutics SAS (Corlieve) by uniQure N.V. (uniQure) in July 2021, and net losses of $7.5 million recognized in the third quarter of 2020 related to our marketable equity securities of Prevail Therapeutics Inc. (Prevail). We sold all of our Prevail equity securities prior to the end of 2020. The change in investment income was partially offset by a decrease of $0.5 million in interest income for the third quarter of 2021, primarily attributable to lower yields on investments in cash equivalents and marketable debt securities.

Interest Expense. Interest expense increased from zero for the three months ended September 30, 2020 to $6.7 million for the three months ended September 30, 2021. Interest expense consists solely of non-cash interest recognized under our royalty purchase agreement with HCR for the sale of future Zolgensma royalties which occurred in December 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

License and Royalty Revenue. License and royalty revenue decreased by $61.4 million, from $133.1 million for the nine months ended September 30, 2020 to $71.7 million for the nine months ended September 30, 2021. The decrease was primarily attributable to an $80.0 million milestone payment recognized as revenue in the third quarter of 2020 as a result of the achievement of $1.0 billion in cumulative net sales of Zolgensma during the period. The decrease was partially offset by an increase in Zolgensma royalty revenues, which increased by $26.2 million, from $40.7 million for the nine months ended September 30, 2020 to $66.9 million for the nine months ended September 30, 2021. As reported by Novartis, sales of Zolgensma for the nine months ended September 30, 2021 increased by 52% as compared to the nine months ended September 30, 2020, driven by geographic expansion of product access.

Research and Development Expense. Research and development expenses increased by $14.3 million, from $119.1 million for the nine months ended September 30, 2020 to $133.5 million for the nine months ended September 30, 2021. The increase was primarily attributable to the following:

•

an increase of $10.0 million for personnel-related costs as a result of increased headcount of research and development personnel, including a $2.6 million increase in stock-based compensation expense;

•

an increase of $5.6 million for external costs associated with clinical trial and regulatory activities for our lead product candidates, primarily attributable to RGX-314 and RGX-121 clinical trials; and

•	an increase of $5.8 million for laboratory costs and facilities used by research and development personnel, including depreciation expense allocated to research and development functions.

The increase in research and development expenses was partially offset by a $8.1 million decrease in external costs associated with manufacturing-related activities, primarily attributable to manufacturing of RGX-314 and RGX-121 clinical supply performed in 2020 for material to be used in our current and planned clinical trials for these product candidates.

General and Administrative Expense. General and administrative expenses increased by $11.0 million, from $46.2 million for the nine months ended September 30, 2020 to $57.3 million for the nine months ended September 30, 2021. The increase was primarily attributable to the following:

•

an increase of $4.8 million for personnel-related costs as a result of increased headcount of general and administrative personnel, including a $2.7 million increase in stock-based compensation expense;

•	an increase of $3.7 million for professional services, primarily related to legal and other advisory services; and
•	an increase of $1.1 million for facilities used by general and administrative personnel, including depreciation expense allocated to general and administrative functions.

Provision for Credit Losses and Other. Provision for credit losses and other decreased by $2.1 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. We recognized a provision for credit losses of $5.5 million and $7.7 million during the nine months ended September 30, 2021 and 2020, respectively, related to our accounts receivable from Abeona. As of September 30, 2021, we had recorded total accounts receivable from Abeona of $30.1 million and a related allowance for credit losses of $13.2 million. For further information regarding the provision for credit losses, refer to Note 8, “License and Royalty Revenue—Abeona Therapeutics Inc.” to the accompanying unaudited consolidated financial statements.

Investment Income (Loss). Investment income was $6.5 million for the nine months ended September 30, 2021 as compared to investment loss of $4.1 million for the nine months ended September 30, 2020, a change of $10.6 million. The change was primarily attributable to a realized gain of $5.2 million recognized in the third quarter of 2021 upon the acquisition of our non-marketable equity securities of Corlieve by uniQure in July 2021, and net losses of $8.3 million recognized during the nine months ended September 30, 2020 related to our marketable equity securities of Prevail. We sold all of our Prevail equity securities prior to the end of 2020. The change in investment income was partially offset by a decrease of $2.8 million in interest income for the nine months ended September 30, 2021, primarily attributable to lower yields on investments in cash equivalents and marketable debt securities.

Interest Expense. Interest expense increased from zero for the nine months ended September 30, 2020 to $19.8 million for the nine months ended September 30, 2021. Interest expense consists solely of non-cash interest recognized under our royalty purchase agreement with HCR for the sale of future Zolgensma royalties which occurred in December 2020.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $533.5 million, which were primarily derived from the sale of our common stock, license and royalty revenue and the monetization of our Zolgensma royalty stream. We expect that our cash, cash equivalents and marketable securities as of September 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan.

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

We intend to devote the majority of our current capital to clinical development, seeking regulatory approval of our product candidates and capital expenditures to build out additional office, laboratory and manufacturing capacity, including the buildout of our corporate, manufacturing and research headquarters in Rockville, Maryland. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the total amount of operating expenditures and capital outlays necessary to complete the development of our product candidates. Additionally, our estimates are based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Furthermore, given the continuing uncertainty and volatile market and economic conditions caused by the COVID-19 pandemic, as well as the potential for further effects due to a resurgence in COVID-19 infections, we will continue to monitor the nature and extent of the impact of the COVID-19 pandemic on our liquidity and capital resources.

Cash Flows

Our consolidated cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(107,362)	$(93,529)
Net cash provided by (used in) investing activities	(190,283)	111,189
Net cash provided by financing activities	187,606	6,046
Net increase (decrease) in cash and cash equivalents and restricted cash	$(110,039)	$23,706

Cash Flows from Operating Activities

Our net cash used in operating activities for the nine months ended September 30, 2021 increased by $13.8 million from the nine months ended September 30, 2020. The increase was largely driven by an increase in operating expenses of $26.6 million in 2021. We expect to continue to incur regular net cash outflows from operations for the foreseeable future as we continue the development and advancement of our lead product candidates and other research programs.

For the nine months ended September 30, 2021, our net cash used in operating activities of $107.4 million consisted of a net loss of $166.2 million and changes in working capital of $1.9 million, offset by $60.7 million in adjustments for non-cash items. The changes in working capital include a $7.9 million increase in accounts receivable which was largely driven by an increase in Zolgensma royalties receivable at the end of the period, and a $7.9 million increase in prepaid expenses which was largely driven by advances paid during the period to service providers for clinical trial and manufacturing-related services to be performed in future periods. The changes in working capital were partially offset by an increase in operating lease liabilities of $10.8 million which was largely driven by funds received under our tenant improvement allowance related to the ongoing buildout of our new headquarters facility in Rockville, Maryland. Other changes in working capital were incurred in the normal course of business, primarily as a result of differences in the timing of payments to service providers and the period in which such costs are incurred. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $29.6 million, non-cash interest expense recognized under our royalty purchase agreement with HCR of $19.8 million, depreciation and amortization expense of $7.0 million, a provision for credit losses of $5.5 million and net amortization of premiums on marketable debt securities of $4.4 million. Adjustments for non-cash items were partially offset by a realized gain of $5.2 million recognized upon the acquisition of our Corlieve equity securities by uniQure in July 2021.

For the nine months ended September 30, 2020, our net cash used in operating activities of $93.5 million consisted of a net loss of $65.0 million and changes in working capital of $73.9 million, offset by $45.4 million in adjustments for non-cash items. The changes in working capital include an increase in accounts receivable of $89.4 million which was largely driven by an increase in Zolgensma royalties receivable at the end of the period, and an $80.0 million sales-based milestone fee earned during the third quarter which was recorded in accounts receivable at the end of the period. Other changes in working capital were incurred in the normal course of business, primarily as a result of differences in the timing of payments to service providers and the period in which such costs are incurred. Adjustments for non-cash items primarily consisted of stock-based compensation expenses of $24.4 million, depreciation and amortization expense of $6.3 million, net losses on our Prevail equity securities of $8.3 million and a provision for credit losses on accounts receivable of $7.7 million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2021, our net cash used in investing activities consisted of $262.7 million to purchase marketable debt securities and $69.6 million to purchase property and equipment, offset by $136.4 million in maturities of marketable debt securities and $5.6 million of proceeds received from the acquisition of our Corlieve equity securities by uniQure in July 2021. The substantial majority of our capital expenditures for the nine months ended September 30, 2021 were related to the build out of our corporate, manufacturing and research headquarters at 9804 Medical Center Drive in Rockville, Maryland. We expect capital expenditures related to this project to continue for the remainder of 2021 and into 2022 as we complete build out of this facility. Total remaining capital expenditures to complete the build out of the facility, net of remaining amounts to be reimbursed by the landlord under our tenant improvement allowance, are expected to be in the low to mid-double-digit millions (USD). However, the actual amount and timing of these capital expenditures are uncertain and may differ materially from our current estimates.

For the nine months ended September 30, 2020, our net cash provided by investing activities consisted of $204.5 million in sales and maturities of marketable securities, offset by $79.4 million to purchase marketable debt securities and $14.0 million to purchase property and equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2021, our net cash provided by financing activities primarily consisted of $216.1 million in net proceeds received from a public offering of our common stock completed in January 2021, net of underwriting discounts and commissions and other offering expenses paid during the period, and $5.1 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan, and was partially offset by $33.3 million of Zolgensma royalties paid to HCR during the period under our royalty purchase agreement.

For the nine months ended September 30, 2020, net cash provided by financing activities consisted of $6.0 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $455.3 million as of September 30, 2021. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect our capital expenditures will continue to increase due to costs associated with building out additional office, laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts, particularly with respect to the build out of our corporate, manufacturing and research headquarters as discussed above. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Our future capital requirements will depend on many factors, including:

•	the anticipated completion of our proposed transaction with AbbVie and the outcome of our proposed collaboration with AbbVie;
•	the timing of enrollment, commencement and completion of our clinical trials;
•	the results of our clinical trials;
•	the results of our preclinical studies for our product candidates and any subsequent clinical trials;
•	the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials for our product candidates;
•	the costs associated with building out additional laboratory and manufacturing capacity;

•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of future product sales, medical affairs, marketing, manufacturing and distribution activities for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sales of our products, should any of our product candidates receive marketing approval;
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

Contractual Obligations, Commitments and Contingencies

There have been no material changes to our contractual obligations, commitments and contingencies as of September 30, 2021 from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our exposure to market risk during the nine months ended September 30, 2021.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. There have been no material changes from the risk factors previously disclosed in such filings, except as follows:

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

In September 2021, we entered into a Collaboration and License Agreement with AbbVie Global Enterprises Ltd. (AbbVie), a subsidiary of AbbVie Inc., to develop and commercialize RGX-314 (the AbbVie Collaboration and License Agreement). The transaction is contingent upon the satisfaction of customary closing conditions, including the expiration or termination of the applicable waiting or suspension period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and any other applicable competition laws. If the transaction contemplated by the AbbVie Collaboration and License Agreement is not consummated or is delayed, our expectations regarding future revenues, research and development costs, other operating expenses and operating cash flows associated with the development and commercialization of RGX-314 would be materially affected. For additional information regarding the AbbVie Collaboration and License Agreement, please refer to Note 8, “License and Royalty Revenue—Collaboration and License Agreement with AbbVie” to the accompanying unaudited consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	3.1	6/7/21

3.2	Amended and Restated Bylaws	8-K	3.2	9/22/15

10.1†	Collaboration and License Agreement dated September 10, 2021 between the Company and AbbVie Global Enterprises Ltd.				X

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets

(ii) Consolidated Statements of Operations and Comprehensive Income (Loss)

(iii) Consolidated Statements of Stockholders’ Equity

(iv) Consolidated Statements of Cash Flows

(v) Notes to Consolidated Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021 formatted in Inline XBRL (included in Exhibit 101)

†Portions of this exhibit have been omitted.

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

REGENXBIO Inc.

Dated: November 2, 2021	/s/ Kenneth T. Mills
Kenneth T. Mills
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 2, 2021	/s/ Vittal Vasista
Vittal Vasista
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)