Form 10-K
period 2021-12-31
REGENXBIO Inc.
filed 2022-03-01
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-37553

REGENXBIO Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1851754

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9804 Medical Center Drive Rockville, MD 20850 (240) 552-8181

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was $1,310,113,569.

As of February 24, 2022, there were 42,949,562 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement with respect to the registrant’s 2022 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

REGENXBIO INC.

Form 10-K

For the Year Ended December 31, 2021

PART I

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements express a belief, expectation or intention and are generally accompanied by words that convey projected future events or outcomes such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “assume,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or by variations of such words or by similar expressions. We have based these forward-looking statements on our current expectations and assumptions and analyses in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks, uncertainties, assumptions and other important factors, including, but not limited to:

•	the impact of the COVID-19 pandemic on our business, operations and preclinical and clinical development timelines and plans;
•	our ability to establish and maintain development partnerships, including our collaboration with AbbVie to develop and commercialize RGX-314;
•	our ability to obtain and maintain regulatory approval of our product candidates and the labeling for any approved products;
•	the timing of enrollment, commencement and completion and the success of our clinical trials;
•	the timing of commencement and completion and the success of preclinical studies conducted by us and our development partners;
•	the timely development and launch of new products;
•	the scope, progress, expansion and costs of developing and commercializing our product candidates;
•	our ability to obtain, maintain and enforce intellectual property protection for our product candidates and technology, and defend against third-party intellectual property-related claims;
•	our expectations regarding the development and commercialization of product candidates currently being developed by third parties that utilize our technology;
•	our anticipated growth strategies;
•	our expectations regarding competition;
•	the anticipated trends and challenges in our business and the market in which we operate;
•	our ability to attract or retain key personnel;
•	the size and growth of the potential markets for our product candidates and the ability to serve those markets;
•	the rate and degree of market acceptance of any of our products that are approved;
•	our expectations regarding our expenses and revenue;
•	our expectations regarding the outcome of legal proceedings;
•	our expectations regarding regulatory developments in the United States and foreign countries; and
•	our ability to accurately predict how long our existing cash resources will be sufficient to fund our anticipated operating expenses.

You should carefully read the factors discussed in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the SEC) for additional discussion of the risks, uncertainties, assumptions and other important factors that could cause our actual results or developments to differ materially and adversely from those projected in the forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on us or our businesses or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially and adversely from those projected in the forward-

looking statements. These forward-looking statements speak only as of the date of this report. Except as required by law, we disclaim any duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

We are a leading clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. Our investigational gene therapies are designed to deliver functional genes to address genetic defects in cells, enabling the production of therapeutic proteins or antibodies that are intended to impact disease. Through a single administration, gene therapy could potentially alter the course of disease significantly and deliver improved patient outcomes with long-lasting effects.

Our investigational gene therapies use adeno-associated virus (AAV) vectors from our proprietary gene delivery platform, which we call our NAV® Technology Platform. AAV vectors are non-replicating viral delivery vehicles that are not known to cause disease. Our NAV Technology Platform consists of exclusive rights to a large portfolio of AAV vectors, including AAV7, AAV8, AAV9, AAVrh10 and more than 100 other novel AAV vectors (NAV Vectors). We believe this platform forms a strong foundation for our current clinical-stage programs and with our ongoing research and development, we expect to continue to expand our platform and pipeline of potential AAV vector-based gene therapies. We refer to commercial and investigational AAV vector-based gene therapies as AAV Therapeutics.

We have developed a broad pipeline of investigational AAV Therapeutics using our NAV Technology Platform as a one-time treatment to address an array of diseases. We are currently focusing our internal development pipeline in three areas: retinal, neuromuscular and neurodegenerative diseases. Our investigational AAV Therapeutics include:

•

RGX-314, which we are developing in collaboration with AbbVie to treat large patient populations impacted by wet age-related macular degeneration (wet AMD), diabetic retinopathy (DR) and other chronic retinal diseases characterized by loss of vision.

•	RGX-202, which we are developing to treat Duchenne muscular dystrophy (Duchenne), one of the most common fatal genetic disorders affecting children.

•

RGX-121, RGX-111 and RGX-181, which we are developing to treat Mucopolysaccharidosis type II (MPS II), Mucopolysaccharidosis type I (MPS I), and late infantile neuronal ceroid lipofuscinosis type II (CLN2 disease), all of which are progressive, neurodegenerative lysosomal storage disorders.

•	RGX-381, which we are developing to treat the ocular manifestations of CLN2 disease.

Our internal pipeline is shown below.

We believe that we have a strong pipeline of AAV Therapeutics with the potential to deliver one-time treatments to patients living with common and rare diseases, and we expect to have more product candidates to come.

We believe our integrated, end-to-end expertise in discovering and developing AAV Therapeutics distinguishes us from other gene therapy companies. We have built a team of experts in research and development, scalable manufacturing and preclinical and clinical development. As a result, we believe we have the resources and capabilities to conduct early research and preclinical testing, advance AAV Therapeutics into clinical development and manufacture new potential therapies for patients.

We believe our history, science, resources, people and values combine to make us an industry leader in gene therapy and the development of potentially ground-breaking AAV Therapeutics. As such, we believe we are well-positioned to achieve our mission to improve lives through the curative potential of gene therapy.

We believe AAV Therapeutics represent a simplified and efficient potential new class of innovative medicines. We believe that our end-to-end capabilities to develop, manufacture and clinically advance AAV Therapeutics will support the achievement of our 2025 goals, such that by the end of 2025, we can grow into a company with multiple AAV Therapeutics that are FDA-approved or in pivotal trials through our internal and partnered programs that can help ensure our continued growth.

AAV Therapeutics

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

We focus on in vivo gene therapy. Among vectors available for in vivo gene therapy, viral vectors have been adopted frequently due to their demonstrated efficiency in gene delivery to date. Since AAVs are not known to be associated with disease in humans, vectors derived from AAV have promising safety profiles for gene therapy.

Our NAV Technology Platform

In 2009, we acquired exclusive rights to our NAV Technology Platform. Our NAV Technology Platform includes over 100 NAV Vectors, as well as vectors that are at least 95% identical to any NAV Vector, that provide the foundation for the development of new AAV Therapeutics. We have observed that several of our NAV Vectors demonstrate preferential tropisms for a range of tissues, as well as efficient transgene delivery and expression that may produce a therapeutic effect. Our NAV Technology Platform has enabled the development of a number of AAV Therapeutics being investigated in clinical trials and one that is FDA-approved.

For many years, by sublicensing NAV Vectors from our NAV Technology Platform to other biopharmaceutical companies with disease-specific expertise, which we refer to as our NAV Technology Licensees, we received capital to advance our own research and capabilities.  Our NAV Technology Platform is being applied to a number of programs over a broad range of therapeutic areas and disease indications by our NAV Technology Licensees. These partnered programs include Novartis’ Zolgensma®, a gene therapy for the treatment of spinal muscular atrophy (SMA), which was approved by the U.S. Food and Drug Administration in 2019, and has been used to treat over 1,800 patients suffering from SMA, a debilitating and potentially deadly disease. Our partnering strategy provides us the flexibility to sublicense development of treatments designed to address significant unmet medical needs, while remaining focused on our own pipeline of AAV Therapeutics.

We believe we have extensive human safety experience to support the development of our investigational AAV Therapeutics based on data from over 2,000 patients dosed with AAV Therapeutics derived from our NAV Technology Platform in more than 20 different clinical-stage programs and with one FDA approved product. To date, we have observed that AAV Therapeutics derived from our NAV Technology Platform have been generally well tolerated.

Our AAV Therapeutic Platform

Discovery and Development of AAV Therapeutics

We have a team of scientists and engineers dedicated to expanding the understanding and applications of AAV vectors, applying the differentiated capabilities of the NAV Technology Platform and exploring the potential to generate new, innovative AAV Therapeutics. We endeavor to rapidly discover and develop a pipeline of investigational AAV Therapeutics with the potential, through a single administration, to alter the course of disease significantly and deliver improved patient outcomes with long-lasting effects. We believe that we have created a reproducible process and modular platform for the discovery and development of innovative AAV Therapeutics.

Our scientists are continuing to conduct research to evaluate NAV Vectors to identify and characterize more clinically relevant features and benefits. We are also engineering novel capsids by leveraging the natural diversity of our NAV Vectors and our detailed knowledge of AAV structure and function. We are designing additional NAV Vectors with new features that may enhance tissue and cell type specificity, increase potency and potentially improve the safety profile of AAV Therapeutics. Through our internal efforts and collaborations, we are also designing novel vectors to which we add high affinity targeting domains with the goal of enabling them to deliver genes more precisely to specific tissues and cells.

With AAV Therapeutics, the gene is eventually transported to the cell nucleus where it is transcribed into RNA. The production of RNA in the cell is controlled by transcriptional elements called enhancers and promoters that are linked to the gene. We have designed optimized enhancer and promoter combinations with the goal of enabling sustained gene expression and potentially increasing durability of therapeutic effect.

We can design our AAV Therapeutics to deliver genes for a spectrum of therapeutic modalities. Our current pipeline of investigational AAV Therapeutics use NAV Vectors to deliver genes for a therapeutic antibody, or a functional gene to compensate for a missing or non-functional gene.

We also conduct research studying the potential of NAV Vectors to deliver modified RNA, such as microRNA (miRNA) or antisense sequences, which could alter the structure or silence an RNA transcript. We have created a platform for designing efficient miRNAs to address targets of interest while avoiding off-target effects and cellular toxicity. In addition, NAV Vectors have been designed to enable in vivo gene editing, which involves the alteration of a gene via targeted insertion or deletion of DNA base pairs.

In addition to our research evaluating NAV Vectors, we also work on identifying potential indications for the development of new AAV Therapeutics, guided by our expertise and experience in bringing AAV Therapeutics to the clinical stage. Our early evaluation of targets includes scientific rationale and cross-functional analysis of technical feasibility. In our exploratory research, we work internally and through collaborations with external researchers to identify and optimize AAV Therapeutics based on AAV vector targeting, gene optimization and evaluation of effective delivery devices. We then execute proof-of-concept research that informs the next steps in our pipeline strategy. While much of our research into potential AAV Therapeutics extends from our clinical expertise in eye diseases, AAV-mediated antibody delivery, neurodegenerative diseases and neuromuscular diseases, we are also able to research potential opportunities to advance AAV Therapeutics for new disease areas.

Our platform capabilities include a team of scientists that develop analytical assays and approaches to support our preclinical and clinical-stage pipeline. The ability to determine dose levels, biodistribution, and target engagement requires an understanding of complex variables that are related to properties of both the NAV Vector and the gene, and dependent on the delivery device. We believe that our analytical capabilities are at the forefront of AAV Therapeutic development.

AAV Therapeutic Manufacturing

Our research team works closely with our manufacturing team, allowing us to evaluate the manufacturability of AAV Therapeutics early in the discovery process. Through our ability to collaborate cross-functionally, we can move quickly from candidate selection to the manufacturing of clinical-grade material, which we believe allows us to accelerate the process of developing AAV Therapeutics.

We have invested in innovative manufacturing process development and analytical capabilities and use a suspension cell culture-based manufacturing process. We have deep in-house knowledge of biologics manufacturing, which we believe will enable us to scale manufacturing of our AAV Therapeutics while ensuring product quality for patients. We have developed systems which we believe will provide robust manufacturing and global supply of AAV Therapeutics to meet quality requirements and anticipated research, clinical, and future commercial demand. Our planned Good Manufacturing Practices (cGMP) production facility, located in our new corporate headquarters in Rockville, Maryland, has been designed to support production of AAV Therapeutics.

We have developed a proprietary, high-yielding manufacturing process platform for NAV vector production that can be applied across multiple AAV Therapeutics. The suspension-based manufacturing platform has demonstrated robust scalability from bench-scale to 500 liter and 1,000-liter cGMP batches with consistent yield and product purity demonstrated via comparability studies. At our manufacturing facility, we expect to scale the manufacturing process to 2,000 liters. We believe this flexibility in manufacturing will support a wide range of potential commercial supply requirements for our AAV Therapeutics.

We have developed product formulations specific to our different delivery devices and routes of administration. We aim to ensure that our formulations are designed and assessed to ensure product stability can be maintained for numerous years and that our AAV Therapeutics can be exposed to a variety of handling and delivery procedures.

We have endeavored to design our platform manufacturing process, formulations and devices to enable efficient transition from research to clinical trials to commercial readiness, while minimizing changes during product development. To support our platform, we have developed a comprehensive set of analytical methods to assess quality and characterize the product. We continue to expand and enhance internal analytical lab capabilities with the aim of improving quality and control and supporting accelerated development of AAV Therapeutics.

We have agreements with several biologics contract development and manufacturing organizations (CDMOs) for production of material under cGMP requirements to support our current and future clinical trials, as well as potential future commercialization of our investigational AAV Therapeutics. We select our CDMOs based on capability, capacity and expertise, and we believe partnering with multiple CDMOs provides us with flexibility and diversity in suppliers, as well as access to future capacity to accommodate clinical trials and commercialization. We have a strategic partnership with FUJIFILM Diosynth Biotechnologies for the manufacture of our investigational AAV Therapeutics. Under the terms of the agreement, we secured capacity for the supply of cGMP NAV Vector drug substance produced at scales up to 2,000 liters. We also have agreements with several CDMOs for cGMP final drug product manufacturing and have produced numerous batches for our clinical trials.

AAV Therapeutic Delivery Devices

We believe that a critical component of AAV Therapeutic development is to deliver treatments safely, effectively and efficiently to the right part of the body.  We leverage the differentiated characteristics of NAV Vectors to target different tissues and cells. To further enhance the profile of AAV Therapeutics, we have developed a platform of different devices to assist in the delivery of AAV Therapeutics using multiple routes of administration to tissues and cells.

We have developed significant expertise in designing delivery device systems for use with AAV Therapeutics and have also developed and in-licensed relevant intellectual property, including know-how, related to delivery devices. Our research and development activities have involved several delivery device advancements for AAV Therapeutics. We focus research on designing features and implementing delivery device solutions that we believe have the potential to improve the effect, patient safety, caregiver usability and cost-of-goods of AAV Therapeutics.

We have advanced image-guided device delivery of AAV Therapeutics into the cerebrospinal fluid to target the brain and central nervous system for neurodegenerative diseases. In 2018, in our clinical trial for the treatment of MPS II, an investigational AAV Therapeutic was delivered to a patient using an intracisternal delivery device for the first time. We have also led the development of two different types of delivery devices of AAV Therapeutics into the eye for targeting the retina of patients. In 2020, in our clinical trial for the in-office treatment of wet AMD, an investigational AAV Therapeutic was delivered to a patient using a novel, suprachoroidal delivery device for the first time. In 2020, we initiated a pivotal phase program for RGX-314 using an automated subretinal delivery device for the treatment of wet AMD.  As part of our delivery device expertise, we have created teams of experts to support and train physicians to deliver AAV Therapeutics in operating room and physician office settings.

In recent years, a tremendous amount of progress has been made in the development of AAV Therapeutics, and we believe we have been a leader in these advancements.

Our Investigational AAV Therapeutics

We are currently focusing our internal development pipeline in three areas: retinal diseases, neuromuscular diseases and neurodegenerative diseases.

RGX‑314 for the Treatment of Wet AMD, DR and Other Chronic Retinal Diseases

We are developing RGX‑314 in collaboration with AbbVie as a potential one-time treatment for wet AMD, DR and other chronic retinal diseases. These diseases are characterized by loss of vision due to excess fluid accumulation from new blood vessel formation and treated with anti-vascular endothelial growth factor (anti-VEGF) therapies.

Wet AMD is the leading cause of vision loss in people over 60, affecting more than 2 million patients in the United States, Europe and Japan. The risk for developing wet AMD increases with age and we anticipate that the incidence of new cases will continue to increase significantly with the growth of the aging population. In patients with wet AMD, fluid accumulation can result in physical changes in the structure of the retina and adverse changes in vision. As this process progresses, blindness can result from atrophy and scar formation.

DR is a complication of diabetes and is the leading cause of blindness in adults between 24 and 75 years of age worldwide. It is a progressive retinopathy, and the spectrum of DR severity ranges from non-proliferative diabetic retinopathy (NPDR) to proliferative diabetic retinopathy (PDR). As DR progresses, a large proportion of patients develop vision-threatening complications, including diabetic macular edema (DME) and neovascularization that can lead to blindness. An estimated 27 million patients are affected with DR across the US, Europe and Japan, and of those, there are more than 23 million DR patients without center-involved DME. DR is the leading cause of vision loss in working-age adults and the incidence is expected to continue to grow significantly with the prevalence of diabetes.

Frequent anti-VEGF injections in the eye have been shown to reduce the risk of blindness in randomized controlled clinical trials and are approved for the treatment of wet AMD and DR. The current standard-of-care anti-VEGF treatments require patients to receive injections in the eye every four to 12 weeks for the duration of the disease. Real world evidence shows that patients with wet AMD are severely undertreated, and DR patients with early non-proliferative disease are often not treated due to the unsustainable treatment burden of administering frequent injections required with currently approved anti-VEGF therapies. As a result, the majority of wet AMD patients experience significant vision loss over time and most patients with early non-proliferative DR progress to more severe forms of the proliferative disease, developing common vision-threatening complications such as center-involved DME and proliferative DR.

RGX‑314 is being developed as a novel, one-time treatment that includes the NAV AAV8 vector containing a gene for a monoclonal antibody fragment designed to inhibit VEGF activity, modifying the pathway for formation of new leaky blood vessels and retinal fluid accumulation. After delivery of RGX‑314, we believe retinal cells will continue to produce the anti-VEGF protein. Two separate routes of administration of RGX-314 to the eye are being evaluated: a subretinal delivery procedure as well as a targeted, in-office administration to the suprachoroidal space. We have licensed certain exclusive rights to the SCS Microinjector® from Clearside Biomedical, Inc. (Clearside) to deliver gene therapy treatments to the suprachoroidal space of the eye.

Clinical Development of RGX‑314 for the Treatment of Wet AMD

We have initiated two pivotal trials, ATMOSPHERE™ and ASCENT™, for the treatment of wet AMD using RGX-314 delivered subretinally, and we expect these pivotal trials to support a Biologics Licensing Application (BLA) submission in 2024. ATMOSPHERE and ASCENT are multi-center, randomized, active-controlled trials to evaluate the efficacy and safety of a single-administration of RGX-314 versus standard of care in patients with wet AMD. Both trials are active and enrolling patients. We initiated the pivotal program using cGMP material produced from our existing manufacturing process and plan to incorporate our scalable suspension cell culture manufacturing process to support future commercialization, upon completion of a bridging study.

We are also evaluating the efficacy, safety and tolerability of suprachoroidal delivery of RGX-314 through AAVIATE®, a multi-center, open label, randomized, controlled, dose-escalation Phase II trial of RGX-314 for the treatment of wet AMD.  Enrollment in AAVIATE is complete in Cohort 4 and expected to be completed in Cohort 5 in the first half of 2022.

In November 2021, we announced additional positive interim data from AAVIATE.  As of November 4, 2021, RGX-314 continued to be well tolerated in 50 patients from Cohorts 1-3 with no drug-related serious adverse events (SAEs) in AAVIATE.  At six months following one-time administration of RGX-314, stable visual acuity and retinal thickness, as well as a meaningful reduction (>70%) in anti-VEGF treatment burden was observed in patients in Cohort 2, with 40% of patients anti-VEGF injection-free.  Mild intraocular inflammation observed on slit-lamp examination was reported at similar incidence across both dose levels in Cohorts 1 and 2, with four out of 15 patients in Cohort 1 and three out of 15 patients in Cohort 2. All cases of inflammation in both cohorts were resolved within days to weeks on topical corticosteroids.

Clinical Development of RGX‑314 for the Treatment of DR

We are evaluating the efficacy, safety and tolerability of suprachoroidal delivery of RGX-314 for the treatment of DR in ALTITUDETM, a multi-center, open label, randomized, controlled, dose-escalation Phase II trial. We expect to complete enrollment in ALTITUDE in Cohorts 2 and 3 in the first half of 2022.

In February 2022, we presented positive interim data from ALTITUDE.  As of January 18, 2022, suprachoroidal delivery of RGX-314 continued to be well tolerated in the 15 patients dosed with RGX-314 in Cohort 1, with no drug-related SAEs, and no intraocular inflammation observed. Of the patients dosed with RGX-314 in Cohort 1, 47% demonstrated a two-step or greater improvement from baseline on the Early Treatment Diabetic Retinopathy Study-Diabetic Retinopathy Severity Scale (ETDRS-DRSS) at six months, compared to 0% in the observational control group. One patient (7%) dosed with RGX-314 continued to demonstrate a four-step improvement. The percentage of Cohort 1 patients dosed with RGX-314 achieving at least two-step improvement at six months in RGX-314 treated eyes (47%) increased from the previously reported three-month results (33%).

RGX-202 for the Treatment of Duchenne

RGX-202 is our investigational AAV Therapeutic for the treatment of Duchenne, a rare disease caused by mutations in the gene responsible for making dystrophin, a protein of central importance for muscle cell structure and function. Without dystrophin, muscles throughout the body degenerate and become weak, eventually leading to loss of movement and independence, required support for breathing, cardiomyopathy and premature death. There is presently no cure for Duchenne, and for most patients, there are no satisfactory disease modifying treatments available. Duchenne is one of the most common fatal genetic disorders affecting children, primarily boys. Duchenne is estimated to occur in approximately one in every 3,500-5,000 live male births and has an estimated prevalence of more than 30,000 cases in the U.S., Europe and Japan.

RGX-202 is designed to deliver a transgene for a novel microdystrophin that includes the functional elements of the C-Terminal (CT) domain found in naturally occurring dystrophin. Presence of the CT domain has been shown in preclinical studies to recruit several key proteins to the muscle cell membrane, leading to improved muscle resistance to contraction-induced muscle damage in dystrophic mice. Additional design features, including codon optimization and reduced CpG content, may potentially improve gene expression, increase translational efficiency and reduce immunogenicity. RGX-202 is designed to support the delivery and targeted expression of genes throughout skeletal and heart muscle using the NAV AAV8 vector, and a well-characterized muscle-specific promoter (Spc5-12).

We have received orphan drug product designation and rare pediatric disease designation from the FDA for RGX‑202.

Planned Clinical Development of RGX-202

We have received clearance of our Investigational New Drug (IND) application by the FDA to evaluate RGX-202 in a first-in-human, Phase I/II clinical trial, named AFFINITY DUCHENNETM, which is expected to initiate in the first half of 2022. This will be a multicenter, open-label dose escalation and dose expansion clinical trial to evaluate the safety, tolerability and clinical efficacy of RGX-202 in patients with Duchenne.

RGX‑121 for the Treatment of MPS II

RGX‑121 is our investigational AAV Therapeutic for the treatment of MPS II. MPS II, also known as Hunter syndrome, is a rare disease caused by a deficiency of the IDS gene which encodes the I2S enzyme. I2S is responsible for the breakdown of polysaccharides called heparan sulfate (HS) and dermatan sulfate (DS) in lysosomes, which are structures that dispose of waste products inside cells. These polysaccharides, called glycosaminoglycans (GAGs), accumulate in tissues of MPS II patients, resulting in diverse clinical signs and symptoms. HS is a key biomarker of I2S enzyme activity and high amounts of HS accumulate in the central nervous system (CNS) of MPS II patients, which has been shown to correlate with neurocognitive manifestations of the disease. In severe forms of the disease, early developmental milestones may be met during the first year after birth, but developmental delay is readily apparent by 18 to 24 months. Developmental progression begins to plateau between three and five years of age, with regression reported to begin around six and a half years. By the time of death, most patients with CNS involvement are severely mentally handicapped and require constant care. MPS II is estimated to occur in approximately 1 in 100,000 to 1 in 170,000 births worldwide. Based on global population, this equates to approximately 500 to 1,000 MPS II patients born each year worldwide.

Enzyme replacement therapy (ERT), the current standard of care for patients with MPS II, does not treat CNS manifestations of the disease because the enzyme cannot cross the blood-brain barrier. We believe that specific treatment to address the neurological manifestations of MPS II and prevent or stabilize cognitive decline remains a significant unmet medical need.

RGX‑121 is designed to use the NAV AAV9 vector to deliver the human IDS gene to cells in the CNS. Delivery of the gene therapy and expression of the enzyme that is deficient within cells in the CNS could provide a permanent source of secreted I2S on the CNS side of the blood-brain barrier, allowing for long-term cross-correction of cells throughout the CNS. We believe this strategy could provide rapid I2S delivery to the brain, potentially preventing the progression of cognitive deficits that otherwise occur in MPS II patients.

We have received orphan drug product designation, rare pediatric disease designation and Fast Track designation from the FDA, as well as orphan designation and advanced therapy medicinal products (ATMP) classification from the European Medicines Agency (the EMA) for RGX‑121.

Clinical Development of RGX‑121 for the Treatment of MPS II

A Phase I/II clinical trial of RGX‑121 in patients with MPS II under the age of 5 years old to evaluate the safety and tolerability of RGX-121, as well as the effects of RGX-121 on biomarkers of I2S enzyme activity, neurocognitive development and other clinical measures, is ongoing. The primary endpoint is safety. The secondary and exploratory endpoints include the effect of RGX‑121 on biomarkers of I2S activity in the cerebrospinal fluid (CSF), serum and urine, and the effect of RGX‑121 on neurocognitive deficits, as well as other clinical outcome measures.

In February 2022, we announced additional positive interim data from the Phase I/II trial of RGX-121.  As of December 20, 2021, RGX-121 continued to be well-tolerated with no drug-related SAEs across three dose levels with preliminary results indicating dose-dependent reductions in key CSF biomarkers with patients in Cohort 3 approaching normal levels of the D2S6 biomarker. Measures of neurodevelopmental function from patients in Cohorts 1 and 2 demonstrated continued developmental skill acquisition up to 2 years after RGX-121 administration. Evidence of systemic enzyme expression and biomarker activity continued to be observed. We plan to initiate a Cohort 3 expansion using commercial-scale cGMP material in the first quarter of 2022.

A second multicenter, open-label Phase I/II trial of RGX-121 for the treatment of pediatric patients with severe MPS II ages 5-18 years old is ongoing. The trial is designed to evaluate the safety of a single administration of RGX-121, the effects of RGX-121 on biomarkers of I2S enzyme activity, and changes in cognitive function, adaptive behavior, daily function and quality of life.

RGX‑111 for the Treatment of MPS I

RGX-111 is our investigational AAV Therapeutic for the treatment of MPS I, a rare disease caused by deficiency of IDUA, an enzyme required for the breakdown of polysaccharides in lysosomes. Similar to MPS II, many MPS I patients develop symptoms related to GAG accumulation in the CNS, which can include excessive accumulation of fluid in the brain, spinal cord compression and cognitive impairment. MPS I patients span a broad spectrum of disease severity and extent of CNS involvement. The severe form of MPS I is also referred to as Hurler syndrome. Hurler patients have two mutations in the IDUA gene, resulting in no active enzyme. These patients typically present with symptoms before two years of age and universally exhibit severe cognitive decline after an initial period of normal development. MPS I is estimated to occur in approximately 1 in 100,000 births worldwide. Based on global population, this equates to more than 1,000 MPS I patients born each year worldwide.

The current standard of care for patients with an attenuated form of MPS I is a recombinant form of human IDUA, given as a weekly ERT infusion. This has demonstrated improvement in hepatosplenomegaly, growth, mobility and respiratory function. However, as the enzyme cannot cross the blood-brain barrier, ERT does not treat the CNS manifestations of MPS I. Patients are also often treated with hematopoietic stem cell transplantation (HSCT) and, although this approach has demonstrated improvements in survival, growth, cardiac and respiratory function, mobility and intellect, it is also associated with clinically relevant morbidity and an estimated 10% to 20% mortality. Accordingly, the procedure is reserved for patients with severe disease before two years of age because the risk-benefit ratio is thought to be more favorable in younger patients who have not yet experienced advanced cognitive decline. Another critical limitation of HSCT is that cognitive decline continues for up to a year after transplant before stabilizing, leaving permanent cognitive deficits. Overall, we believe the limitations of HSCT and ERT leave a significant unmet need for a method to safely achieve long-term IDUA reconstitution in the CNS for MPS I patients experiencing neurological complications.

RGX‑111 is designed to use the NAV AAV9 vector to deliver the human IDUA gene to the CNS. Delivery of the enzyme that is deficient within cells in the CNS could provide a permanent source of secreted IDUA beyond the blood-brain barrier, allowing for long-term cross-correction of cells throughout the CNS. We believe this strategy could also provide rapid IDUA delivery to the brain, potentially preventing the progression of cognitive deficits that otherwise occurs in MPS I patients.

We have received orphan drug product designation, rare pediatric disease designation and fast track designation from the FDA, as well as orphan designation and ATMP classification from the EMA for RGX‑111.

Clinical Development of RGX‑111 for the Treatment of MPS I

We are currently enrolling patients in a Phase I/II clinical trial of RGX‑111. The trial is a multi-center, open-label, dose escalation trial that is evaluating the safety, tolerability and pharmacodynamics of RGX-111 delivered to patients with MPS I. The primary endpoint of this trial is safety, and the secondary endpoints include the effect of RGX‑111 on biomarkers of IDUA activity in the CSF, serum and urine, neurocognitive development and other outcome measures.

In addition, RGX-111 was administered to a patient with MPS I through a single-patient IND.

In February 2022, we announced positive initial data from the Phase I/II trial, as well as positive interim data from the single patient IND of RGX-111. As of December 20, 2021, RGX-111 was well tolerated across two dose levels in the Phase I/II trial and in the single-patient IND, with no drug-related SAEs. Biomarker and neurodevelopmental assessments indicated an encouraging CNS profile in patients dosed with RGX-111, with emerging evidence of systemic biomarker activity observed. We plan to enroll additional patients in a Cohort 2 expansion of the Phase I/II trial in the first half of 2022.

RGX‑181 and RGX-381 for the Treatment of CLN2 Disease

CLN2 disease, a form of Batten disease, is a rare disease caused by mutations in the tripeptidyl peptidase 1 (TPP1) gene. Mutations in the TPP1 gene and subsequent deficiency in TPP1 enzyme activity result in lysosomal accumulation of storage material and degeneration of tissues, including the brain and retina. CLN2 disease is characterized by seizures, rapid deterioration of language and motor functions, cognitive decline, loss of vision and blindness, and premature death by mid-childhood. Onset of symptoms is generally between two to four years of age, with initial features of recurrent seizures (epilepsy), language delay and difficulty coordinating movements (ataxia). CLN2 disease is estimated to occur in approximately 1 in 250,000 births worldwide. Based on global population, this equates to as many as 500 patients born each year worldwide.

There is currently no cure for CLN2 disease. Current treatment options include palliative care or ERT. While ERT has been an improvement over palliative care in slowing disease progression, it does not address the ocular manifestations of CLN2 and we believe frequent administration of ERT into the CNS, reliance on limited and specialized infusion centers, the need for and complications associated with a permanently implanted device, and lack of a treatment for the underlying genetic cause of CLN2 disease represent an area of significant unmet medical need.

RGX‑181 is our investigational AAV Therapeutic for the treatment of CLN2 disease. It is designed to use the NAV AAV9 vector to deliver the human TPP1 gene to the CNS. Delivery of the gene that is deficient within cells in the CNS could provide a permanent source of secreted TPP1 enzyme, allowing for long-term cross-correction of cells throughout the CNS. We continue to evaluate RGX-181 in preclinical studies and are working with regulatory agencies on the advancement of our clinical program.

RGX-381 is our investigational AAV Therapeutic targeting the ocular manifestations of CLN2 disease. RGX-381 is designed to use the NAV AAV9 vector to deliver the TPP1 gene directly to the retina. We believe that one-time administration of RGX-381 could provide a durable source of TPP1 activity in the retina, thereby potentially preventing visual decline. There is currently no available treatment for the ocular manifestations of CLN2 disease. We continue to evaluate RGX-381 in preclinical studies and are working with regulatory agencies on the advancement of our clinical program.

We have received orphan drug product designation and rare pediatric disease designation from the FDA, as well as ATMP classification from the EMA for RGX‑181 and RGX-381.

Collaborations, Licensing and Company Formation

Collaborations, licensing and company formation are a key part of our commitment to enable the ongoing development of gene therapy treatments.

AbbVie Eye Care Collaboration

In September 2021, REGENXBIO and AbbVie announced a global strategic partnership to develop and commercialize RGX-314, a potential one-time gene therapy for the treatment of wet AMD, DR and other chronic retinal diseases.

Under the terms of our Collaboration and License Agreement with AbbVie (the AbbVie Collaboration and License Agreement), we received an upfront payment of $370 million. Additionally, we will be eligible to receive up to $1.38 billion in additional development, regulatory and commercial milestone payments.

Through December 31, 2022, we will be responsible for development expenses for certain ongoing trials of RGX-314 and will share additional development expenses related to RGX-314 with AbbVie. Beginning on January 1, 2023, AbbVie will be responsible for the majority of all development expenses.

In the United States, we will participate in commercialization of licensed products to the extent set forth in a commercialization plan to be determined in accordance with the AbbVie Collaboration and License Agreement, and the parties will equally share net profits and net losses associated with commercialization of the licensed products in the United States. Outside the United States, AbbVie will be responsible, at its sole cost, for the commercialization of licensed products. We will also be eligible to receive tiered royalties on net sales by AbbVie of licensed products outside the United States at percentages in the mid-teens to low twenties, subject to specified offsets and reductions.

We will lead the manufacturing of RGX-314 for clinical development and U.S. commercial supply, and AbbVie will lead manufacturing of RGX-314 for commercial supply outside the United States. Manufacturing expenses will be allocated between the parties in accordance with the terms of the AbbVie Collaboration and License Agreement and mutually agreed supply agreements.

NAV Technology Licensees

In addition to our internal product development efforts, we sublicense our NAV Vectors to other leading biotechnology and pharmaceutical companies. As of December 31, 2021, our NAV Technology Licensees are currently applying our NAV Technology Platform to a number of AAV Therapeutics over a broad range of therapeutic areas and disease indications. Over 60 clinical trials utilizing NAV Vectors have been registered in the National Institutes of Health (NIH) clinical trials database since 2015, and one of two FDA-approved AAV Therapeutics in the United States uses a NAV Vector (Novartis’ Zolgensma). As of December 31, 2021, over 2,000 patients have been treated by REGENXBIO and our NAV Technology Licensees using NAV Vectors across the clinical trial, managed access and commercial settings. In 2021, Zolgensma exceeded $1.3 billion in annual sales.

Our NAV Technology Licensees are shown below.

We have also taken an active role in the formation of several of our NAV Technology Licensees, including being a founding shareholder in Dimension Therapeutics, Inc. (Dimension), Prevail Therapeutics Inc. (Prevail) and Corlieve Therapeutics SAS (Corlieve), all of which have been acquired in strategic transactions since their formation.  We entered into a license agreement with each of these NAV Technology Licensees upon their formation, for which we received equity in the NAV Technology Licensee in addition to other consideration. In November 2017, Ultragenyx Pharmaceutical Inc. acquired Dimension for approximately $152 million in cash. In January 2021, Eli Lilly and Company acquired Prevail for up to approximately $1.04 billion. In July 2021, uniQure N.V. (uniQure) acquired Corlieve for up to approximately €250 million in cash and uniQure shares.

NAV Technology licenses have been an important component of our strategy since REGENXBIO’s formation, creating opportunity for the development of additional therapies for patients and potential for additional value generation from the platform. Equity ownership in certain NAV Technology Licensees has generated significant additional return for REGENXBIO shareholders, and we believe the acquisition of these NAV Technology Licensees in strategic transactions by biopharmaceutical companies is an important validation of the NAV Technology Platform.

Zolgensma License

In March 2014, we entered into an agreement with AveXis, Inc. (AveXis, now Novartis Gene Therapies) for an exclusive, worldwide commercial license, with rights to sublicense, to the NAV AAV9 vector for the treatment of spinal muscular atrophy (SMA). In 2018, we amended the license to include additional intellectual property owned or in-licensed by us, including rights to the NAV Technology Platform beyond NAV AAV9, as well as additional AAV vectors we may discover or license for a certain period of time, for the treatment of SMA. Under the license agreement, as amended, we were entitled to receive over $270 million in fees, development and commercial milestones. In addition, we are entitled to receive mid-single to low double-digit royalties on net sales for Zolgensma or any product developed for the treatment of SMA using the NAV AAV9 vector. For any product developed for the treatment of SMA using a licensed vector other than NAV AAV9, we are entitled to receive a low double-digit royalty on net sales.

Novartis acquired AveXis for $8.7 billion in April 2018, and Zolgensma was subsequently approved by the FDA in May 2019. In December 2020, we sold a portion of our royalty rights from the net sales of Zolgensma to entities managed by Healthcare Royalty Management, LLC (HCR) for a gross purchase price of $200 million. As of December 31, 2021, Zolgensma is approved in 42 countries and over 1,800 patients have been treated.

Platform License Agreements and Other Licenses

Platform Licenses

We have exclusively licensed many of our rights in our NAV Technology Platform from the University of Pennsylvania (Penn) and GlaxoSmithKline LLC (GSK), which together we refer to as our Platform Licenses. We currently use our NAV Technology Platform to develop treatments in the areas of retinal, neuromuscular and neurodegenerative diseases. We also sublicense our NAV Technology Platform to third parties in order to develop and bring to market AAV Therapeutics for a range of severe diseases with significant unmet medical needs outside of our core disease indications and therapeutic areas. For further information regarding our commercial sublicenses, please see “Commercial Licenses to NAV Technology Licensees” located elsewhere in this Annual Report on Form 10-K.

The Trustees of the University of Pennsylvania. In February 2009, we entered into an exclusive, worldwide license agreement with Penn for patent and other intellectual property rights relating to a gene therapy technology platform based on AAVs discovered at Penn in the laboratory of James M. Wilson, M.D., Ph.D. This license was amended in September 2014, April 2016, April 2019 and

September 2020. In February 2009, we also entered into a sponsored research agreement with Penn (the 2009 SRA) under which we funded the nonclinical research of Dr. Wilson relating to AAV gene therapy and obtained an option to acquire an exclusive worldwide license in certain intellectual property created pursuant to such 2009 SRA. We entered into an additional sponsored research agreement (the 2013 SRA) with Penn in November 2013 which was funded entirely by our NAV Technology Licensee, Dimension Therapeutics, Inc. (since acquired by Ultragenyx Pharmaceutical Inc.) (Dimension). In December 2014, we entered into another SRA with Penn funding related nonclinical research of Dr. Wilson (the 2014 SRA).

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

Other Licenses

Regents of the University of Minnesota. In November 2014, we entered into a license agreement with Regents of the University of Minnesota (Minnesota) for the exclusive rights to Minnesota’s undivided interest in intellectual property jointly owned by

Minnesota and us relating to the delivery of AAV vectors to the CNS. This license was amended in November 2016 and September 2021. Under this Minnesota license agreement, as amended, we receive an exclusive license under the licensed patent rights to make, have made, use, offer to sell or sell, offer to lease or lease, import or otherwise offer to dispose or dispose of products covered by the licensed patent rights in all fields of use in any country or territory in which a licensed patent has been issued and is unexpired or a licensed patent application is pending until November 2019, after which time the field of use would be limited to all fields of use using our NAV Vectors in addition to certain additional indications and areas. Under the terms of the agreement, we are obligated to pay Minnesota upfront fees, annual maintenance fees, royalties on net sales, if any, sublicense fees and fees upon the achievement of various milestones.

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

Clearside Biomedical, Inc.  In August 2019, we entered into an option and license agreement with Clearside Biomedical, Inc. (Clearside) for the option to receive an exclusive, worldwide commercial license, with rights to sublicense, to Clearside’s SCS Microinjector for the delivery of AAV gene therapies for the treatment of wet AMD, DR, and other conditions for which chronic anti-VEGF treatment is currently the standard of care.  In October 2019, we exercised the option.  Under the terms of the agreement, we are obligated to pay Clearside an upfront fee, royalties on net sales, and fees upon the achievement of various milestones.  As between us and Clearside, we will be responsible for all development, regulatory and commercialization activities for our gene therapy product candidates.  Clearside will be responsible for supplying the SCS Microinjector in support of our preclinical studies, clinical studies and commercial use.

Intellectual Property

Our patent portfolio includes patents and patent applications that we own, co-own and license from third parties and covers all aspects of our NAV Technology Platform, clinical candidates and programs, formulations, devices, manufacturing and research programs. We believe this patent portfolio enables us to support our development of AAV Therapeutics to address significant unmet medical needs.

NAV Technology Platform

As of December 31, 2021, our patent portfolio included 18 issued U.S. patents and six European patents relating to the AAV7, AAV8, AAV9 and AAVrh10 vectors and their uses. These patents have terms that will expire as late as 2026, not including patent term extensions.

Our Investigational AAV Therapeutics

As of December 31, 2021, in addition to the patents related to our NAV Technology Platform described above, our patent portfolio included a total of five issued U.S. patents, two issued European patents, five pending International Patent applications filed pursuant to the Patent Cooperation Treaty (PCTs) and 22 PCTs that have entered national stage relating to our product candidates, which are described below:

Retinal Diseases

In addition to our NAV Technology Platform patents covering the NAV AAV8 vector and manufacture of NAV AAV8 vectors used in our retinal disease programs, our patent portfolio includes more recent filings relating to our clinical candidate vectors, clinical protocols, routes of administration to the eye (subretinal and suprachoroidal), formulations and target diseases treated by our gene therapy vectors.

•

RGX-314: Our patent portfolio supports our clinical development and our collaboration with AbbVie for the clinical development of RGX-314. Our patent portfolio covers the use of RGX-314 for the treatment of wet AMD through subretinal or suprachoroidal administration and for the treatment of DR through suprachoroidal administration; it also covers formulations and devices used for suprachoroidal administration.

Our patent portfolio relating to RGX-314 includes one issued U.S. patent that will expire in 2037, two pending PCTs and five PCTs that have entered national stage for which any issued U.S. or European patent would expire in 2037, 2038, 2039 or 2040, in each case without taking into account any possible patent term adjustment or extension.

•

RGX-381:  Our patent portfolio covers the use of RGX-381 for the treatment of ocular manifestations of CLN2 disease through subretinal or suprachoroidal administration. Our patent portfolio relating to RGX-381 includes three PCTs that have entered national stage for which any issued U.S. or European patent would expire in 2038, 2039 or 2040, in each case without taking into account any possible patent term adjustment or extension.

Neuromuscular Diseases

In addition to our NAV Technology Platform patents covering the NAV AAV8 vector and its manufacture, our patent portfolio includes more recent filings relating to RGX-202, the NAV AAV8 capsid carrying our microdystrophin construct used to treat Duchenne and the manufacture of RGX-202. Our patent portfolio also covers other AAV vectors carrying our microdystrophin transgene, as well as intravenous and other modes of administration, and formulations.

Our patent portfolio relating to RGX-202 includes one pending PCT for which any issued U.S. or European patent would expire in 2040, without taking into account any possible patent term adjustment or extension.

Neurodegenerative Diseases

In addition to our NAV Technology Platform patents covering the NAV AAV9 vector and the manufacture of NAV AAV9 vectors used in our neurodegenerative disease programs, our patent portfolio includes more recently filed patents, that cover our clinical candidate vectors, routes of administration used in our neurodegenerative disease clinical-stage programs (intracisternal administration for intrathecal delivery, as well as lumbar puncture and intraventricular administration), formulations and target diseases, including MPS II, MPS I and CLN2 disease.

•

RGX-121/111:  Our patent portfolio relating to RGX-121 or RGX-111 includes one issued U.S. patent that will expire in 2037, three issued U.S. patents that will expire in 2034, one issued European patent that will expire in 2034, one issued European patent that will expire in 2036, 12 PCTs that have entered national stage and two pending PCTs for which any issued U.S. or European patents would expire in 2034, 2036, 2037, 2038, 2039 or 2041, in each case without taking into account any possible patent term adjustment or extension.

•

RGX-181:  Our patent portfolio relating to RGX-181 includes two PCTs that have entered national stage for which any issued U.S. or European patent would expire in 2038 or 2039, in each case without taking into account any possible patent term adjustment or extension.

Manufacturing

Our patent portfolio covers aspects of our manufacturing processes which support our ability to perform large scale manufacturing, increase yield and purity of AAV vector products and meet clinical supply requirements.

Our patent portfolio also includes protection for novel validation and potency assays that further support and streamline our manufacturing processes.

Customers

Our revenues for the years ended December 31, 2021, 2020 and 2019 consisted solely of license and royalty revenue. Two customers (AbbVie and Novartis Gene Therapies) accounted for approximately 99% of our total revenues for the year ended December 31, 2021. One customer (Novartis Gene Therapies) accounted for approximately 94% of our total revenues for the year ended December 31, 2020. Three customers (Novartis Gene Therapies and two other customers) accounted for approximately 92% of our total revenues for the year ended December 31, 2019. We expect future license and royalty revenue to continue to be derived from a limited number of licensees. Future license and royalty revenue is uncertain due to the contingent nature of our licenses granted to third-parties and may fluctuate significantly from period to period.

Competition

We are aware of a number of companies focused on developing gene therapies in various disease indications, including 4D Molecular Therapeutics, Inc., Adverum Biotechnologies, Inc., Amicus Therapeutics, Inc., BioMarin Pharmaceutical, Inc., Homology Medicines, Inc., MeiraGTx Limited, Novartis AG, Passage Bio, Inc., PTC Therapeutics, Inc., Roche, Sanofi, Sarepta Therapeutics, Inc., Solid Biosciences, Inc., Taysha Gene Therapies, Inc., Tenaya Therapeutics, Inc. and uniQure N.V., as well as a number of companies addressing other methods for modifying genes and regulating gene expression. Additionally, we have sublicensed our NAV Technology Platform for developing gene therapies in various disease indications to our NAV Technology Licensees. Not only must we compete with other companies that are focused on gene therapy products using earlier generation AAV technology and other gene therapy platforms, but any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future.

There are other organizations working to improve existing therapies or to develop new therapies for our initially selected disease indications. Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success for our product candidates, if approved. These efforts include the following:

•

Wet AMD. Marketed competition for wet AMD largely consists of anti-VEGF therapies developed by Roche/Genentech, Inc. (Lucentis, Susvimo, Vabysmo), Regeneron Pharmaceuticals, Inc. (Eylea) and Novartis (Beovu). Companies with products in development for the treatment of wet AMD include, but may not be limited to, Adverum, Graybug Vision, Inc., Kodiak Sciences, Inc., Opthea and Outlook Therapeutics, Inc..

•

DR. Currently marketed anti-VEGF competition for DR with DME include Roche/Genentech (Lucentis, Vabysmo) and Regeneron (Eylea). Companies with products in development for the treatment of DR with DME include, but may not be limited to, Graybug Vision, Kodiak Sciences, Novartis, Opthea and Roche. The principal marketed anti-VEGF competition for DR without DME is Roche/Genentech (Lucentis) and Regeneron (Eylea). Companies with products in development for the treatment of DR without DME include, but may not be limited to, Kodiak Sciences, Novartis and Roche.

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

•

MPS II. The principal marketed competition for the treatment of MPS II is a systemic enzyme replacement therapy marketed by Takeda Pharmaceutical Company, Ltd. and Sanofi (Elaprase). In 2021, a blood-brain barrier penetrating enzyme replacement therapy marketed by JCR Pharmaceuticals Co., Ltd. (Izcargo) was approved in Japan for the treatment of systemic and neurological manifestations of MPS II. Companies with products in development for the treatment of MPS II include, but may not be limited to, Avrobio, Inc., Denali Therapeutics Inc., Homology Medicines, Sigilon Therapeutics, Inc. and Takeda.

•

MPS I. There is one principal competitor with a marketed product for the treatment of MPS I, Sanofi (Aldurazyme). Companies with products in development for the treatment of MPS I include, but may not be limited to, JCR Pharmaceuticals Co., Ltd. and Orchard Therapeutics plc.

•

CLN2 Disease. There is one principal competitor with a marketed product for the treatment of CLN2 disease, BioMarin (Brineura). Companies with products in development for the treatment of CLN2 disease include, but may not be limited to, Lexeo Therapeutics, Orphion Therapeutics and Roche.

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

The Patient Protection and Affordable Care Act (PPACA) signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to interchangeability approval.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Many countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the EU, for example, clinical trials are governed by the new EU Regulation on Clinical Trials (Reg. EU No. 536/2014), or CTR, which became applicable in January 2022 and stipulates the process of obtaining competent authority approval for clinical trials in the EU. Under the CTR, trial sponsors submit their application for approval via an EU Portal. The approvals will still need to be granted by the competent authorities of the EU Member States where a trial takes place; however, the procedure for approval will be conducted in a coordinated manner among the concerned EU Member States as provided under the CTR. While the process for the application and granting of the approvals was streamlined, it remains a complex process that can significantly delay the start of a multinational clinical trial.

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

Reimbursement for medicinal products is still an area that is not harmonized in the EU and is largely governed by EU Member States’ laws. However, there are some EU level legal frameworks that must be taken into account, including Council Directive 89/105/EEC (the Price Transparency Directive). The aim of the Price Transparency Directive is to ensure that pricing and reimbursement mechanisms established in EU Member States are transparent and objective, do not hinder the free movement and trade of medicinal products in the EU and do not hinder, prevent or distort competition on the market. The Price Transparency Directive does not, however, provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made in individual EU Member States. Neither does it have any direct consequence for pricing or levels of reimbursement in individual EU Member States. The national authorities of the individual EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. Individual EU Member States adopt policies according to which a specific price or level of reimbursement is approved for the medicinal product. Other EU Member States adopt a system of reference pricing, basing the price or reimbursement level in their territory either, on the pricing and reimbursement levels in other countries, or on the pricing and reimbursement levels of medicinal products intended for the same therapeutic indication. Furthermore, some EU Member States impose direct or indirect controls on the profitability of the company placing the medicinal product on the market.

In 2011, Directive 2011/24/EU was adopted at the EU level. This Directive concerns the application of patients’ rights in cross-border healthcare. The Directive is intended to establish rules for facilitating access to safe and high-quality cross-border healthcare in the EU.

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

A new Regulation on HTA on EU level was adopted in December 2021: Regulation (EU) 2021/2282 of the European Parliament and of the Council of 15 December 2021 on health technology assessment and amending Directive 2011/24/EU (the HTA Regulation). The HTA Regulation covers new medicines and certain new medical devices. Member states will be able to use common HTA tools, methodologies and procedures across the EU, working together in four main areas: 1) joint clinical assessments focusing on the most innovative health technologies with the most potential impact for patients; 2) joint scientific consultations whereby developers can seek advice from HTA authorities; 3) identification of emerging health technologies to identify promising technologies early; and 4) continuing voluntary cooperation in other areas. Individual member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. The HTA Regulation will become applicable in January 2025. For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

The United Kingdom (UK) formally left the EU on January 31, 2020 and a transitional period applied until the UK’s withdrawal from the EU became fully effective on December 31, 2020. As of January 1, 2021, the UK is a “third country” with respect to the EU (subject to the terms of the EU UK Trade Agreement), and EU law ceased to apply directly in the UK. However, the UK has retained the EU regulatory regime with certain modifications as standalone UK legislation. Therefore, the UK regulatory regime is currently similar to EU regulations, but under proposed legislation, the Medicines and Medical Devices Act, the UK may adopt changed regulations that may diverge from the EU legislative regime for medicines, including their research, development and commercialization, and has issued a consultation document with respect to future changes. For a two-year period, which started in January 2021, the UK has adopted transitional provisions that apply to the importation of medicines into the UK and decision reliance procedures with respect to certain EMA marketing authorization application procedures.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Human Capital Resources

As of February 24, 2022, we employed 372 full-time employees, of which 295 were engaged in research and development activities, including preclinical, manufacturing and clinical study related functions, and 77 were engaged in general administrative activities, including commercial, corporate development, finance, legal, human resources, information technology, facilities and other general and administrative functions. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our relationship with our employees to be good.

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

Health and Safety

We prioritize the health and safety of our employees and have implemented policies to minimize the spread of COVID-19 in our workplace. At various times during the COVID-19 pandemic, we have implemented work-from-home policies for all employees who are not essential to be onsite, as well as policies relating to testing, vaccination, facial coverings, social distancing and contact tracing. Additionally, we have provided employees with resources to help persevere through the pandemic, including work-from-home technology packages and personal protective equipment.

Available Information

Our principal offices are located at 9804 Medical Center Drive, Rockville, MD 20850, and our telephone number is (240) 552-8181. Our website address is www.regenxbio.com. The information contained in, or that can be accessed through, our website is not a part of, or incorporated by reference in, this Annual Report on Form 10-K. We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Exchange Act. You may obtain any reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

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

Risk Factor Summary

Risks Related to Our NAV Technology Platform and the Development of Our Product Candidates

•	The COVID-19 pandemic may affect our business, operations and preclinical and clinical development timelines and plans.
•	It is difficult to predict the time and cost of development and of obtaining regulatory approval for our product candidates.
•	Our business depends substantially on the success of our lead product candidates.
•	We have limited clinical results for most of our product candidates.
•	Regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results.
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
•

Undesirable side effects may delay or prevent our product candidates and those of our licensees or collaborators from obtaining regulatory approval, limit their commercial potential or result in significant negative consequences following approval.

•	We cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate.

Risks Related to Our Financial Position

•

We face significant competition and there is a possibility that our competitors may achieve regulatory approval before us or develop products that are safer, less expensive or more convenient or effective than ours.

•	We expect to normally incur losses for the foreseeable future and may never again achieve or maintain profitability.
•	Failure to obtain additional funding when needed may force us to delay, limit or terminate certain of our licensing activities, product development efforts or other operations.
•	We have never generated revenue from sales of our product candidates and may never do so in the future.

Risks Related to Third Parties

•	If third parties do not meet our deadlines, our preclinical and clinical development programs could be delayed or unsuccessful.
•	If our licensing arrangements or collaborations are not successful, our business could be harmed.
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

•	Government price controls could restrict the amount that we are able to charge for any of our products, if approved.

Risks Related to Our Business Operations

•	We may not be successful in our efforts to identify or discover additional product candidates.
•	Our future success depends on our ability to retain key employees, consultants and advisors and to attract qualified personnel.
•	We may face liability for our conduct and that of our employees, principal investigators, consultants or commercial partners.
•	We may face product liability lawsuits.
•	We could become subject to fines or penalties related to the failure to comply with environmental, health and safety laws.
•	We and our collaborators or other contractors or consultants may suffer cybersecurity breaches.
•	Our customers are concentrated and therefore the loss of a significant customer may harm our business.

Risks Related to Our Intellectual Property

•	Our intellectual property rights may be limited by the terms and conditions of licenses granted to us by others.
•	We must obtain and maintain patent protection for our products and technology to protect our intellectual property rights.
•	Our intellectual property licenses with third parties may be subject to disagreements.
•	We are required to comply with the agreements under which we license intellectual property rights from third parties.
•	We may not be successful in obtaining necessary rights to our product candidates through acquisitions and in-licenses.
•	We may not be able to protect our intellectual property rights in the United States and throughout the world.
•	Issued patents covering our NAV Technology Platform or our product candidates could be found invalid or unenforceable.
•	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights.
•	We may be subject to intellectual property claims.
•	Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
•	We may be unable to obtain patent term extension and data exclusivity for our product candidates.

Risks Related to Ownership of Our Common Stock

•	Our operating results are difficult to predict and could cause the price of our common stock to fluctuate substantially.
•	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.
•	Future acquisitions or strategic partnerships may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.
•	Provisions in our certificate of incorporation and bylaws might discourage, delay or prevent a change in control.
•	Our certificate of incorporation includes exclusive forum clauses for certain litigation.
•	Our business could be negatively affected as a result of the actions of activist stockholders.

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

In response to the COVID-19 pandemic, federal, state, local and foreign governments have put in place quarantines, executive orders, shelter-in-place orders, guidelines and other similar orders and restrictions intended to control the spread of the disease. Such orders and restrictions have resulted in business closures, work stoppages, delays, work-from-home policies, travel restrictions and cancellations of events, among other effects that could negatively impact productivity and disrupt our business and operations. Our offices, laboratories, clinical trial sites, prospective clinical trial sites, CROs, CMOs and other collaborators and partners are located in jurisdictions where such orders and restrictions have been enforced, and further resurgences or waves of infections may lead to similar orders and restrictions in the future. At various times during the COVID-19 pandemic, we have implemented work-from-home policies for all employees who are not essential to be onsite, as well as policies relating to testing, vaccination, facial coverings, social distancing and contact tracing, and we may take further actions that alter our operations, as may be required by federal, state or local authorities or which we determine are in the best interests of our employees. The increase in remote working may result in increased cybersecurity, privacy and fraud risks.

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

The spread of COVID-19 has caused a broad impact globally and may materially affect our business, financial condition and results of operations, as well as continue to increase the volatility and adversely affect the value of our common stock. While the full extent of the economic impact and duration of the COVID-19 pandemic may be difficult to assess or predict, the continuation of prolonged adverse economic conditions (including due to further resurgences or waves of COVID-19 infections) may reduce our ability to access capital and adversely affect our liquidity. In addition, if the business and operations of our licensees or collaborators are adversely affected by the COVID-19 pandemic, our revenues could in turn be adversely affected.

Scientific and economic analyses of the COVID-19 pandemic, including the expected impact of variants, vaccinations and therapeutics, continue to evolve and we will continue to monitor the situation closely. The ultimate impact of the COVID-19 pandemic and other public health crises is highly unpredictable and subject to change. We are not yet certain about the full extent of the potential impact of COVID-19 on our business, operations and preclinical and clinical development. To the extent COVID-19 adversely affects our business, financial condition and results of operations, as well as global economic conditions more generally, it may also heighten many of the other risk factors described in this Annual Report on Form 10-K.

Our gene therapy product candidates are based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. Only a few gene therapy products have been approved in the United States, the European Union or elsewhere.

We have concentrated our research and development efforts on our proprietary adeno-associated virus (AAV) gene delivery platform (our NAV Technology Platform), and we have granted licenses to certain intellectual property related to our NAV Technology Platform to licensees (our NAV Technology Licensees). Our future success depends on our and our NAV Technology Licensees’ successful development and commercialization of viable gene therapy product candidates. There can be no assurance that we or our NAV Technology Licensees will not experience problems or delays in developing current or future product candidates or that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. We also may experience unanticipated problems or delays in expanding our manufacturing capacity, and this may prevent us from completing our clinical trials, meeting the obligations of our collaborations or commercializing our products on a timely or profitable basis, if at all. For example, we, a partner or another group may uncover one or more previously unknown risks associated with AAV or our NAV Technology Platform, and this may prolong the period of observation required for obtaining regulatory approval, necessitate additional clinical testing or invalidate our NAV Technology.

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
•

subjects in clinical trials undertaken by our licensees or collaborators, or undertaken by others using AAV, may die or suffer other adverse effects for reasons that may or may not be related to our NAV Technology Platform or AAV;

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

•	our products and products developed by our licensees and collaborators may not maintain a continued acceptable safety profile following regulatory approval;
•	we may not maintain compliance with post-approval regulation and other requirements; and
•	we may not be able to obtain, maintain or enforce our rights under our licensed patents and other intellectual property rights.

Of the large number of biologics and drugs in development in the biopharmaceutical industry, only a small percentage result in the submission of a Biologics License Application (BLA) to the FDA or marketing authorization application (MAA) to the EMA and even fewer are approved for commercialization. Due to several of the risk factors identified in this Annual Report on Form 10-K, we may not achieve our goal to have multiple AAV vector-based gene therapies that are approved or in pivotal trials through our internal and partnered programs by the end of 2025. Furthermore, even if we do receive regulatory approval to market our lead product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that our lead product candidates will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize, our lead product candidates, we may not be able to generate sufficient revenue to continue our business.

We have limited clinical results for most of our product candidates and success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

Gene therapy development has inherent risks. Most of our lead product candidates have limited clinical and preclinical results and we may experience unexpected results in the future. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates containing our proprietary vectors are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials.

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

Our NAV Technology Platform, our product candidates or our licensees’ or collaborators’ product candidates, and the process for administering such product candidates, may cause undesirable side effects or have other properties that could delay or prevent regulatory approval of product candidates, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia in trials using lentivirus vectors and death seen in trials sponsored by other companies using adenovirus vectors and AAV vectors, including NAV vectors. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which could substantially limit the effectiveness of the treatment. In previous clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell response, whereby after the vector is within the target cell, the cellular immune response system triggers the removal of transduced cells by activated T-cells. Furthermore, in clinical trials sponsored by other companies involving AAV vectors administered intravitreally for the treatment of retinal conditions, serious adverse reactions such as panuveitis and loss of vision have occurred.  In addition to side effects caused by product candidates, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur in our or third party trials, our clinical trials could be suspended or terminated.

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

Risks Related to Our Financial Position

We have incurred cumulative net losses and have had few profitable quarters since inception. We expect to regularly incur losses and may never again achieve or maintain profitability.

Since inception, we have incurred cumulative net losses. We have historically financed our operations primarily through private and public offerings of our equity securities and licensing rights to our NAV Technology Platform, including milestone payments and royalties from our NAV Technology Licensees. We have devoted substantially all of our efforts to research and development, including preclinical and clinical development of our product candidates, and licensing our NAV Technology Platform, as well as to building out our team. We expect that it could be several years, if ever, before we commercialize a product candidate. We license certain intellectual property related to our NAV Technology Platform to our NAV Technology Licensees and collaborators. Our NAV Technology Licensees and collaborators have multiple preclinical studies and clinical trials in progress. However, only one gene therapy product based on our licensing program, Novartis AG’s Zolgensma, has been approved or commercialized. Other than revenue in connection with sales of Zolgensma, we may generate only limited recurring revenue in the near term from our current NAV Technology Licensees and collaborators. We expect to continue to incur significant expenses and regularly incur operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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

For us to become consistently profitable, we and our licensees and collaborators must develop and commercialize product candidates with significant market potential. This will require us and our licensees and collaborators to be successful in a range of business challenges, including expansion of the licensing of our NAV Technology Platform, completing preclinical studies of product candidates, commencing and completing clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never consistently generate revenues that are sufficient to achieve profitability, and we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become consistently profitable and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

We may need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our licensing activities, product development efforts or other operations.

We expect to require substantial future capital in order to complete research studies, preclinical and clinical development for our current product candidates and any future product candidates, and potentially commercialize these product candidates. We expect our spending levels to increase in connection with our preclinical and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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
•

revenue received from commercial sales of Zolgensma and other revenue, if any, received in connection with commercial sales of our licensees’ and collaborators’ products, should any of their product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	our current licensing agreements or collaborations remaining in effect, including our Collaboration and License Agreement with AbbVie;
•	our ability to establish and maintain additional licensing agreements or collaborations on favorable terms, if at all; and
•	the extent to which we acquire or in-license other product candidates and technologies.

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

Although we have generated significant revenues from licensing our NAV Technology Platform, we have never generated revenue from sales of our product candidates and may never do so in the future.

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

Our ability to generate future revenues from sales of our product candidates and in connection with sales of our licensees’ and collaborators’ products depends heavily on our, and our licensees’ and collaborators’, success in:

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

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we or our licensees and collaborators may enter and performing our obligations in such collaborations;
•	qualifying for adequate coverage and reimbursement by government and third-party payors for product candidates;
•	maintaining and enhancing a sustainable, scalable, reproducible and transferable manufacturing process for our vectors and product candidates;
•

establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the market demand for product candidates, if approved;

•	obtaining market acceptance of product candidates as a viable treatment option;
•

competing effectively when other companies may develop products that are priced lower, reimbursed more favorably by government or other third-party payors, safer, more effective or more convenient to use than our products, if any, or our licensees’ and collaborators’ products;

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

Many of these factors as they relate to our licensees’ and collaborators’ products, including Zolgensma, will be outside our control, and future revenues in connection with sales of such products may be precluded or limited by any of these factors. Under our Collaboration and License Agreement with AbbVie, we will have limited influence and control over the RGX-314 development and commercialization activities of AbbVie in markets outside the United States, and future revenues in connection with sales of licensed products under such agreement may be precluded or limited by any of these factors.

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from sales of any of our product candidates or in connection with sales of any of our licensees’ or collaborators’ products, we may not become profitable and may need to obtain additional funding to continue operations.

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

We have entered into agreements involving the licensing of parts of our NAV Technology Platform and relating to the development and commercialization of certain product candidates and plan to enter into additional licensing agreements or collaborations in the future. We have limited control over the amount and timing of resources that our current and future licensees and collaborators dedicate to the development or commercialization of product candidates or of products utilizing licensed components of our NAV Technology Platform. Our ability to generate revenues from these arrangements will depend on our and our licensees’ and collaborators’ abilities to successfully perform the functions assigned to each of us in these arrangements. In addition, our licensees and collaborators have the ability to abandon research or development projects and terminate applicable agreements. Moreover, an unsuccessful outcome in any clinical trial for which our licensee or collaborator is responsible could be harmful to the public perception and prospects of our NAV Technology Platform or product candidates.

Any current or future licensing agreements or future collaborations we enter into may pose additional risks, including the following:

•	subjects in clinical trials undertaken by our licensees and collaborators may suffer adverse effects, including death;
•

our licensees and collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the licensees’ or collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

•

we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our stockholders about the status of such product candidates;

•

our licensees or collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the licensees or collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

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

•

our licensees or collaborators may breach their reporting, payment, intellectual property or other obligations to us, which could prevent us from complying with our contractual obligations to GSK and Penn;

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

•

our licensees or collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	disputes may arise with respect to the ownership of our other rights to intellectual property developed pursuant to our licensing agreements or collaborations;
•	our licensees or collaborators may infringe or otherwise violate the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•

licensing agreements or collaborations may be terminated for the convenience of the licensee or collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

For example, under our Collaboration and License Agreement with AbbVie, we will have limited influence and control over the RGX-314 development and commercialization activities of AbbVie in markets outside the United States. Failure by AbbVie to meet its obligations under our Collaboration and License Agreement, to apply sufficient efforts at developing and commercializing licensed products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business.

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

Before we can begin to commercially manufacture our product candidates in third-party or our own facilities, we must obtain regulatory approval from the FDA, which includes a review of the manufacturing process and facility. A manufacturing authorization must also be obtained from the appropriate European Union Member State regulatory authorities and may be required by other foreign regulatory authorities. The timeframe required to obtain such approval or authorization is uncertain. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If we or any of our vendors, contract laboratories or suppliers are found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work to remedy the violation or while we work to identify suitable replacement vendors, contract laboratories or suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action, which could result in fines or reputational harm, and we may not be permitted to sell any products that we may develop.

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

We currently have no products to sell and therefore no product sales and marketing organization. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any products we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaborations regarding one or more of our product candidates with other entities to utilize their marketing and distribution capabilities, such as our collaboration with AbbVie, but we may be unable to enter into such agreements on favorable terms, if at all. If any current licensees or collaborators, or future licensees or collaborators, do not commit sufficient resources to commercialize our products, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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
•

limitation of our targeted patient population and other limitations or warnings contained in any FDA or European Commission labeling, or other comparable foreign regulatory authority-approved labeling;

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

If we, our development partners, including our licensees and collaborators, or our third-party manufacturers or suppliers fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could materially harm the success of our business.

We, our development partners, including our licensees and collaborators, and our third-party manufacturers and suppliers are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the generation, handling, use, storage, treatment, manufacture, transportation and disposal of, and exposure to, hazardous materials and wastes, as well as laws and regulations relating to occupational health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biologic and radioactive materials. Our operations and the operations of our development partners and third-party manufacturers and suppliers also produce hazardous waste products. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from the use of hazardous materials by us, our development partners or our third-party manufacturers or suppliers, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations, which have tended to become more stringent over time. These current or future laws and regulations may impair us or our development partners’, including our licensees’ and collaborators’, research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions or liabilities, which could materially harm our business, financial condition, results of operations and prospects.

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

Our current revenues are derived from a concentrated customer base. Our revenues for the years ended December 31, 2021 and 2020 consisted solely of license and royalty revenue. Two customers accounted for approximately 99% of our total revenues for the year ended December 31, 2021. One customer accounted for approximately 94% of our total revenues for the year ended December 31, 2020. We expect future license and royalty revenue to be derived from a limited number of licensees and collaborators. Future license and royalty revenue is uncertain due to the contingent nature of our licenses granted to third-parties.

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

We are a party to intellectual property license agreements with GSK and Penn, each of which is important to our business, and other entities and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, development and commercialization timelines, milestone payments, royalties and other obligations on us. If we or our licensees or collaborators fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

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

Our intellectual property licenses with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology, increase our financial or other obligations to our licensors or other parties, or decrease financial or other obligations of our licensees and collaborators.

The agreements under which we currently license intellectual property or technology from or to third parties, including our Collaboration and License Agreement with AbbVie, are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, increase what we believe to be our financial or other obligations under the relevant agreement, or decrease what we believe to be the financial or other obligations of our licensee under the relevant agreement, any of which could materially harm our business, financial condition, results of operations and prospects.

For example, we have received correspondence from GSK and Penn questioning the amount of sublicense fees paid by us in connection with certain license agreements as well as the applicable Zolgensma royalty rate category under our license agreement with GSK. If the resolution of any potential dispute over such issues of interpretation is adverse to us, we could owe greater payments to GSK or Penn than we had previously expected, which could materially harm our financial condition.

We have entered into a royalty purchase agreement (the Purchase Agreement) with entities managed by Healthcare Royalty Management, LLC (collectively, HCR) providing for the acquisition by HCR of our interest in certain royalty payments based on net sales of Zolgensma. If it is determined that we owe greater royalty fees to GSK or Penn than we had previously expected based on our interpretation of the applicable license agreements, then pursuant to the Purchase Agreement, we would be obliged to compensate HCR such that their interest in certain royalty payments based on net sales of Zolgensma would not be reduced, which could materially harm our financial condition.

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

We have registered trademarks with the USPTO, including for the marks “AAVIATE,” “NAV” and “REGENXBIO,” as well as for the REGENXBIO logos. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be harmed. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could harm our financial condition or results of operations.

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

Our commercial success depends, in part, upon our ability to license our NAV Technology Platform, and upon our ability and our licensees’ and collaborators’ ability to develop, manufacture, market and sell products and use our proprietary technologies without infringing or otherwise violating the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially harm our ability to license our technology platform or commercialize our lead product candidates or any future product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue licensing, developing, manufacturing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease licensing, developing, manufacturing and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from licensing our technology platform or manufacturing and commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could similarly harm our business, financial condition, results of operations and prospects.

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

We expect our operating results to be subject to fluctuations. Our net income or loss and other operating results may be affected by numerous factors, including:

•	any variations in the level of expenses related to our NAV Technology Platform, lead product candidates or future product candidates and technologies;
•	the addition or termination of any clinical trials and the timing and outcomes of clinical trials;
•	any regulatory or clinical developments affecting our lead product candidates, any future product candidates or our licensees’ product candidates;
•	our execution of any collaborative, licensing or similar arrangements and the timing of any payments we may make or receive under these arrangements;
•	changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•	the nature and terms of any stock-based compensation grants;
•	any intellectual property infringement lawsuits in which we may become involved;
•	our ability to adequately support future growth;
•	potential unforeseen business disruptions that increase our costs or expenses;
•	future accounting pronouncements or changes in our accounting policies; and
•	the changing and volatile global economic environment.

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

Our restated certificate of incorporation includes exclusive forum clauses for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

Additionally, our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision.

The forum selection clauses in our restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us, our directors, officers or other employees. Alternatively, if a court were to find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

During 2021 we moved into a new facility in Rockville, Maryland which now serves as our corporate, research and manufacturing headquarters. We occupy approximately 186,000 square feet of office, laboratory and manufacturing space at this location under a lease that expires in September 2036, subject to certain extension and termination options that we hold under the lease agreement. Construction of the manufacturing portion of the facility is currently ongoing and the facility is expected to be completed and operational in the first half of 2022.

We also occupy approximately 50,000 square feet of office and laboratory space at other locations in Rockville, Maryland, and approximately 10,000 square feet of office space in New York, New York, under leases that expire at various dates through 2027, some of which are renewable for additional years.

We believe that our facilities are adequate to meet our operating needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding our legal proceedings with Abeona Therapeutics Inc., please refer to Note 10, “License and Collaboration Agreements—License and Royalty Revenue—Abeona Therapeutics Inc.,” to the accompanying consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “RGNX.”

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2016 and December 31, 2021, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. The figures below assume an investment of $100 in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index at the closing price on December 31, 2016 and assumes the reinvestment of dividends, if any.

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

$100 investment in stock or index	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
REGENXBIO Inc.	$100	$179	$226	$221	$245	$176
NASDAQ Composite	$100	$130	$126	$172	$250	$305
NASDAQ Biotechnology	$100	$122	$111	$139	$175	$175

Holders

As of February 24, 2022, there were five holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, as stockholders who are beneficial owners of our common stock hold such shares in street name through brokers and other nominees that are record holders of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception. We do not plan to pay dividends in the foreseeable future.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For a full discussion and analysis of financial condition and results of operations for the year ended December 31, 2020, including a year-over-year comparison to the year ended December 31, 2019, please read the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2020, which we filed with the SEC on March 1, 2021.

Overview

We are a leading clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. Our investigational gene therapies are designed to deliver functional genes to address genetic defects in cells, enabling the production of therapeutic proteins or antibodies that are intended to impact disease. Through a single administration, gene therapy could potentially alter the course of disease significantly and deliver improved patient outcomes with long-lasting effects.

Overview of Product Candidates

We have developed a broad pipeline of gene therapy programs using our proprietary adeno-associated virus (AAV) gene therapy delivery platform (NAV Technology Platform) to address genetic diseases. Our programs and product candidates are described below:

•

RGX-314: We are developing RGX-314 in collaboration with AbbVie as a potential one-time treatment for wet age-related macular degeneration (wet AMD), diabetic retinopathy (DR) and other additional chronic retinal conditions which cause total or partial vision loss. We are evaluating two separate routes of administration of RGX-314 to the eye: a subretinal delivery procedure as well as a targeted, in-office administration to the suprachoroidal space. We have licensed certain exclusive rights to the SCS Microinjector® from Clearside Biomedical, Inc. (Clearside) to deliver gene therapy treatments to the suprachoroidal space of the eye.

We have initiated two pivotal trials, ATMOSPHERE™ and ASCENT™, for the treatment of wet AMD using RGX-314 delivered subretinally, and we expect these pivotal trials to support a Biologics Licensing Application (BLA) submission in 2024. ATMOSPHERE and ASCENT are multi-center, randomized, active-controlled trials to evaluate the efficacy and safety of a single-administration of RGX-314 versus standard of care in patients with wet AMD. Both trials are active and enrolling patients. We initiated the pivotal program using cGMP material produced from our existing manufacturing process and plan to incorporate our scalable suspension cell culture manufacturing process to support future commercialization, upon completion of a bridging study.

We are also evaluating the efficacy, safety and tolerability of suprachoroidal delivery of RGX-314 through AAVIATE®, a multi-center, open label, randomized, controlled, dose-escalation Phase II trial of RGX-314 for the treatment of wet AMD.

RGX-314 is also being evaluated in ALTITUDETM, a multi-center, open label, randomized, controlled, dose-escalation Phase II trial to evaluate the efficacy, safety and tolerability of RGX-314 for the treatment of DR.

•

RGX-202: We are developing RGX-202 for the treatment of Duchenne muscular dystrophy (Duchenne), a rare disease caused by mutations in the gene responsible for making dystrophin, a protein of central importance for muscle cell structure and function. Without dystrophin, muscles throughout the body degenerate and become weak, eventually leading to loss of movement and independence, required support for breathing, cardiomyopathy and premature death.

We have received clearance of our Investigational New Drug (IND) application by the U.S. Food and Drug Administration (the FDA) to evaluate RGX-202 in a first-in-human, Phase I/II clinical trial named AFFINITY DUCHENNETM, which is expected to initiate in the first half of 2022. This will be a multicenter, open-label dose escalation and dose expansion clinical study to evaluate the safety, tolerability and clinical efficacy of RGX-202 in patients with Duchenne.

•

RGX-121: We are developing RGX-121 for the treatment of Mucopolysaccharidosis Type II (MPS II), a rare disease caused by a deficiency of the IDS gene which encodes I2S, an enzyme that is responsible for the breakdown of structures that dispose of waste products inside cells.

We are conducting a Phase I/II trial of RGX-121 in patients with MPS II under the age of 5 years old to evaluate the safety and tolerability of RGX-121, as well as the effects of RGX-121 on biomarkers of I2S enzyme activity, neurocognitive development and other clinical measures.

In addition, we are evaluating RGX-121 in a second Phase I/II trial for the treatment of pediatric patients with MPS II ages 5-18 years old to evaluate the safety of a single administration of RGX-121, the effects of RGX-121 on biomarkers of I2S enzyme activity, and changes in cognitive function, adaptive behavior, daily function and quality of life.

•

RGX-111: We are developing RGX-111 for the treatment of Mucopolysaccharidosis Type I (MPS I), a rare disease caused by a deficiency of IDUA, an enzyme required for the breakdown of structures that dispose of waste products inside cells.

We are conducting a Phase I/II clinical trial in patients with MPS I to evaluate the safety, tolerability and pharmacodynamics of RGX-111, as well as the effects of RGX-111 on biomarkers of IDUA activity, neurocognitive development and other outcome measures.

•

RGX-181: We are developing RGX-181 for the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease, a form of Batten disease, caused by mutations in the tripeptidyl peptidase 1 (TPP1) gene.

•	RGX-381: We are developing RGX-381 for the treatment of the ocular manifestations of CLN2 disease.

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of December 31, 2021, our NAV Technology Platform was being applied in one FDA approved product (Zolgensma®), and the preclinical and clinical development of a number of partnered programs. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform and creating potential additional revenue.

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

Our results of operations for the years ended December 31, 2021 and 2020 were not significantly impacted by the COVID-19 pandemic. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition in the future is unknown at this time and will depend on future developments that are highly unpredictable. Please refer to the “Risk Factors” section of this Annual Report on Form 10-K for further discussion of the risks we face as a result of the COVID-19 pandemic.

Financial Overview

Revenues

Our revenues to date consist primarily of license and royalty revenue resulting from the licensing of our NAV Technology Platform and other intellectual property rights. We have not generated any revenues from commercial sales of our own products. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval and adequate labeling, our ability to generate future revenues will be materially compromised.

We license our NAV Technology Platform and other intellectual property rights to other biotechnology and pharmaceutical companies, including collaborators for the joint development and commercialization of our product candidates. The terms of the licenses vary, and licenses may be exclusive or non-exclusive and may be sublicensable by the licensee. Licenses may grant intellectual property rights for purposes of internal and preclinical research and development only, or may include the rights, or options to obtain future rights, to commercialize drug therapies for specific diseases using the NAV Technology Platform and other licensed rights. License agreements generally have a term at least equal to the life of the underlying patents, but are terminable at the option of the licensee. Consideration from licensees under our license agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products and (v) other consideration payable upon optional goods and services purchased by licensees.

Future license and royalty revenues are dependent on the successful development and commercialization of licensed products, which is uncertain, and revenues may fluctuate significantly from period to period. Additionally, we may never receive consideration in our license agreements that is contemplated on option fees, development and sales-based milestone payments, royalties on sales of licensed products or sublicense fees, given the contingent nature of these payments. Our revenues are concentrated among a low number of licensees and licenses are terminable at the option of the licensee. The termination of our licenses by licensees may materially impact the amount of revenue we recognize in future periods. Please refer to Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of segment and geographical information regarding our revenues.

Zolgensma Royalties

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

Collaboration and License Agreement with AbbVie

In September 2021, we entered into a collaboration and license agreement with AbbVie Global Enterprises Ltd. (AbbVie), a subsidiary of AbbVie Inc., to jointly develop and commercialize RGX-314 (the AbbVie Collaboration Agreement). The AbbVie Collaboration Agreement became effective in November 2021. We recognized license and royalty revenue of $370.0 million under the collaboration during the year ended December 31, 2021, and the collaboration may materially impact our future revenues, research and development expenses, other operating expenses and operating cash flows associated with the development and commercialization of RGX-314. For additional information regarding the AbbVie Collaboration Agreement, please refer to Note 10, “License and Collaboration Agreements—AbbVie Global Enterprises Ltd.” to the accompanying audited consolidated financial statements.

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

Cost of Revenues

Our cost of revenues consists primarily of upstream fees due to our licensors as a result of revenue generated from the licensing of our NAV Technology Platform and other intellectual property rights, including sublicense fees, milestone payments and royalties on net sales of licensed products. Sublicense fees are based on a percentage of license fees received by us from licensees and are recognized in the period that the underlying license revenue is recognized. Milestone payments are payable to licensors upon the achievement of specified milestones by licensees and are recognized in the period the milestone is achieved or deemed probable of achievement. Royalties are based on a percentage of net sales of licensed products by licensees and are recognized in the period that the underlying sales occur. Future costs of revenues are uncertain due to the nature of our license agreements and significant fluctuations in cost of revenues may occur from period to period.

Research and Development Expense

Our research and development expenses consist primarily of:

•	Salaries, wages and personnel-related costs, including benefits, travel and stock-based compensation, for our scientific personnel performing research and development activities;
•	costs related to executing preclinical studies and clinical trials;
•	costs related to acquiring, developing and manufacturing materials for preclinical studies and clinical trials;
•	fees paid to consultants and other third-parties who support our product candidate development;
•	other costs in seeking regulatory approval of our product candidates; and
•	direct costs and allocated costs related to laboratories and facilities, depreciation expense, information technology and other overhead.

Up-front fees incurred in obtaining technology licenses for research and development activities, as well as associated milestone payments, are charged to research and development expense as incurred if the technology licensed has no alternative future use.

We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	Continued development of RGX-314 products under our collaboration with AbbVie, including:
o	a Phase I/II clinical trial and associated long-term follow-up study to evaluate the safety and efficacy of the subretinal delivery of RGX-314 for the treatment of wet AMD;
o	pivotal trials (ATMOSPHERE and ASCENT) to evaluate the safety and efficacy of the subretinal delivery of RGX-314 for the treatment of wet AMD;
o	Phase II clinical trials to evaluate the safety and efficacy of the suprachoroidal delivery of RGX-314 using the SCS Microinjector for the treatment of wet AMD (AAVIATE) and DR (ALTITUDE);
•	a Phase I/II clinical trial to evaluate the safety and efficacy of RGX-202 for the treatment of Duchenne (AFFINITY DUCHENNE);
•	Phase I/II clinical trials to evaluate the safety and efficacy of RGX-121 for the treatment of MPS II;
•	a Phase I/II clinical trial to evaluate the safety and efficacy of RGX-111 for the treatment of MPS I;
•	preclinical research and development for RGX-181 for the treatment of CLN2 disease, and RGX-381 for the treatment of the ocular manifestations of CLN2 disease;
•	preclinical research and development for potential product candidates addressing other diseases across a range of therapeutics areas and other new technologies;
•	continued investment in advanced manufacturing analytics and process development activities; and
•	continued acquisition and manufacture of clinical trial materials in support of our anticipated clinical trials.

The following table summarizes our research and development expenses incurred during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Direct Expenses
RGX-314	$26,084	$24,083	$20,713
RGX-202	8,215	14,073	—
RGX-121 and RGX-111	10,795	13,646	7,027
RGX-181 and RGX-381	1,382	7,463	7,602
Other product candidates	1,250	4,674	4,823
Total direct expenses	47,726	63,939	40,165
Unallocated Expenses
Platform and new technologies	35,188	24,936	21,083
Personnel-related	76,979	63,531	50,164
Facilities and depreciation expense	18,918	12,488	9,511
Other unallocated	2,626	1,400	3,262
Total unallocated expenses	133,711	102,355	84,020
Total research and development	$181,437	$166,294	$124,185

Direct expenses related to RGX-202 and RGX-381 were included in platform and new technologies for all periods through December 31, 2019. Platform and new technologies include direct costs not identifiable with a specific lead product candidate, including costs associated with our research and development platform used across programs, process development, manufacturing analytics and early research and development for prospective product candidates and new technologies. We typically utilize our employee and infrastructure resources across our development programs. We do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs.

General and Administrative Expense

Our general and administrative expenses consist primarily of salaries, wages and personnel-related costs, including benefits, travel and stock-based compensation, for employees performing functions other than research and development. This includes certain personnel in executive, commercial, corporate development, finance, legal, human resources, information technology, facilities and administrative support functions. Additionally, general and administrative expenses include facility-related and overhead costs not otherwise allocated to research and development expense, professional fees for accounting, legal, commercial and other advisory services, expenses associated with obtaining and maintaining patents, insurance costs, costs of our information systems and other general corporate activities. We expect that our general and administrative expenses will continue to increase as we continue to develop, and potentially commercialize, our product candidates.

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

Interest Expense

Interest expense consists of interest imputed on the liability related to the sale of future Zolgensma royalties to entities managed by Healthcare Royalty Management, LLC (collectively, HCR). Interest expense is recognized using the effective interest method, based on our estimate of total royalty payments expected to be received by HCR under the royalty purchase agreement. For further information regarding the royalty purchase agreement with HCR, please refer to Note 7, “Liability Related to Sale of Future Royalties” to the accompanying audited consolidated financial statements.

Critical Accounting Policies and Estimates

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

License and royalty revenue

We license our NAV Technology Platform and other intellectual property rights to other biotechnology and pharmaceutical companies. The terms of the licenses vary, and licenses may be exclusive or non-exclusive and may be sublicensable by the licensee. Licenses may grant intellectual property rights for purposes of internal and preclinical research and development only, or may include the rights, or options to obtain future rights, to commercialize drug therapies for specific diseases using our NAV Technology Platform and other licensed rights. License agreements generally have a term at least equal to the life of the underlying patents, but are terminable at the option of the licensee. Consideration payable to us under our license agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products and (v) other consideration payable upon optional goods and services purchased by licensees.

Our license agreements are accounted for as contracts with customers within the scope of Topic 606, with the exception of transactions for which the counterparty is determined not to be a customer. At the inception of each license agreement, we determine the contract term for purposes of applying the requirements of Topic 606. Licenses are generally terminable at the option of the licensee with advance notice to us. For each license granted, including licenses granted upon the exercise of license options, we evaluate these termination rights to determine whether a substantive termination penalty would be incurred by the licensee upon termination. If the licensee incurs a substantive termination penalty upon termination, the contract term for revenue recognition purposes is generally equal to the stated term of the license, which is the life of the underlying licensed patents. Alternatively, if the licensee does not incur a substantive termination penalty upon termination, the contract term for revenue recognition purposes may be shorter than the stated term of the license, in which case the termination rights may be accounted for as contract renewal options. The determination of whether a substantive termination penalty is associated with the termination rights requires significant judgment. In making this determination, we consider, among other things, the nature of the intellectual property rights that would be returned to us upon termination, including the exclusivity of the licensed rights and the stage of development of the licensed products, the payment terms, including the amount and timing of non-refundable or guaranteed payments, and the business purpose of the termination rights granted to the licensee. Generally, the most significant judgment in determining whether a substantive termination penalty exists relates to the amount of any up-front or guaranteed non-refundable payments relative to the amount of annual payments that may be avoided by the licensee upon termination of the license. We consider all of the facts and circumstances relevant to each license when making this determination.

Performance obligations under our license agreements may include (i) the delivery of intellectual property licenses, (ii) options granted to licensees to acquire additional licenses, to the extent the options represent material rights to the licensee, and (iii) research and development services to be performed by us related to licensed products. License agreements may provide licensees with contract renewal options or options to acquire additional licenses, goods or other services. Options are evaluated at the inception of the license agreement to determine whether they provide material rights to the licensee. In making this determination, we consider whether the options are priced at an incremental discount to the standalone selling price for the underlying licenses, goods or services, in which case the option is considered to be a material right to the licensee and is accounted for as a separate performance obligation under the current license agreement. At the inception of each license agreement which contains performance obligations for research and development services, we evaluate whether the license is distinct from the research and development services, which requires judgment. In making this determination, we consider, among other things, the stage of development of the licensed products and whether the research and development services will significantly impact further development of the licensed products. If it is determined that the license is not distinct from the research and development services, the license is combined with the research and development services into a single performance obligation.

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

Up-front and annual licenses fees payable to us over the contract term of each license are included in the transaction price, and the portion of this consideration allocated to the performance obligation for the delivery of the intellectual property license is recognized as revenue in full upon the delivery of the license to the licensee. If annual license fees are payable to us in periods beyond 12 months from the delivery of the license, a significant financing component is deemed to exist which provides a financing benefit to the licensee. If a significant financing component is identified, we adjust the transaction price for the license to include only the present value of the annual license fees payable to us over the contract term. The discounted portion of the license fees is recognized as interest income from licensing over the financing period of the license.

Development milestone payments are payable to us upon the achievement of specified development milestones. At the inception of each license agreement that contains development milestone payments, we evaluate whether the milestones are considered probable of achievement and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur in the future, milestone payments are included in the transaction price and recognized as revenue upon the delivery of the license. Milestone payments contingent on the achievement of development milestones that are not within our control or the control of the licensee, such as regulatory approvals, are not considered probable of being achieved and are excluded from the transaction price until the milestone is achieved. At each reporting date, we re-evaluate the probability of achievement of each outstanding development milestone and, if necessary, adjust the transaction price for any milestones for which the probability of achievement has changed due to current facts and circumstances. Any such adjustments are recorded on a cumulative catch-up basis and recognized as revenue in the period of the adjustment.

Royalties on sales of licensed products, sales-based milestone payments, including milestones payable upon first commercial sales of licensed products, and sublicense fees based on the receipt of certain fees by licensees from any sublicensees are excluded from the transaction price of each license and recognized as revenue in the period that the related sales or sublicenses occur, provided that the associated license has been delivered to the licensee.

Royalty revenue to date consists primarily of royalties on net sales of Zolgensma, which is a licensed product under our license agreement with Novartis Gene Therapies for the development and commercialization of treatments for SMA. We recognize royalty revenue from net sales of Zolgensma in the period in which the underlying products are sold by Novartis Gene Therapies, which in certain cases may require us to estimate royalty revenue for periods of net sales which have not yet been reported to us. Estimated royalties are reconciled to actual amounts reported in subsequent periods, and any differences are recognized as an adjustment to royalty revenue in the period the royalties are reported. Sales-based milestone payments related to net sales of Zolgensma are recognized as royalty revenue in the period in which the milestone is achieved.

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

Collaborative Arrangements

We evaluate our agreements with collaboration partners to determine whether they are within the scope of ASC 808, Collaborative Arrangements (Topic 808). Such arrangements are within the scope of Topic 808 if they involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This evaluation is performed throughout the life of the arrangement based on any changes in the roles and responsibilities of the parties under the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, we identify the various transactions with the counterparty and determine if any unit of account is more reflective of a transaction with a customer and therefore should be accounted for within the scope of Topic 606. For transactions that are accounted for pursuant to Topic 808, an appropriate method of recognition and presentation is determined and consistently applied. For transactions that are accounted for pursuant to Topic 606, we apply the five-step model as described in our revenue recognition policies.

For additional information regarding our collaborative arrangements, including our RGX-314 collaboration with AbbVie which became effective in November 2021, please refer to Note 10, “License and Collaboration Agreements” to the accompanying audited consolidated financial statements.

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

Examples of estimated accrued research and development expenses include fees paid to:

•	CROs and other vendors in connection with preclinical development and clinical studies;
•	CMOs and other vendors related to process development and manufacturing of materials for use in preclinical development and clinical studies; and
•	service providers for professional service fees such as consulting and other research and development related services.

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

Our stock-based awards may be subject to either service or performance-based vesting conditions. Compensation expense related to awards with service-based vesting conditions is recognized on a straight-line basis based on the estimated grant date fair value over the requisite service period of the award, which is generally the vesting term. Compensation expense related to awards with performance-based vesting conditions is recognized based on the estimated grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

We have elected to not estimate forfeitures of stock-based awards and account for forfeitures as they occur.

We estimate the fair value of our stock option awards using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (i) the fair value of the underlying common stock, (ii) the expected stock price volatility, (iii) the expected term of the award, (iv) the risk-free interest rate and (v) expected dividends. The fair value of our common stock, as used as an input to determine the fair value of our stock option awards, is based on the closing price of our common stock on the date of the grant. For reporting periods through December 31, 2020, we did not have sufficient historical or implied volatility data for our common stock necessary to estimate expected volatility over a period of time commensurate with the expected term of our stock option awards. For such reporting periods, we estimated expected volatility based on a weighted-average of the historical volatility of our common stock and the common stock of a selected peer group of similar publicly traded companies for which sufficient historical volatility data was available. As more historical trading data became available over time, we gradually increased the weight placed on the historical volatility of our common stock versus the historical peer group volatility data. Effective January 1, 2021, we eliminated the use of historical peer group volatility data and now estimate expected volatility based solely on the historical volatility of our common stock given that sufficient historical volatility data has become available. We estimate the expected term of our employee stock options using the “simplified” method, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option, due to our lack of sufficient historical data. For stock options granted to nonemployees, we use the contractual term of the award rather than expected term to estimate the fair value of the award. We estimate the risk-free interest rates for periods within the expected term of its options based on the rates of U.S. Treasury securities with maturity dates commensurate with the expected term of the associated awards. We assume a dividend yield of zero for our common stock as we have never paid dividends and do not expect to pay dividends for the foreseeable future.

We estimate the fair value of our restricted stock units based on the closing price of our common stock on the date of the grant.

Interest Expense on Liability Related to Sale of Future Royalties

We recorded a liability for the net proceeds received from the sale of our Zolgensma royalty payments to HCR. The liability is amortized over the estimated life of the arrangement using the effective interest method. The total amount of royalty payments received by HCR under the agreement, less the net proceeds we received from the sale, is recorded as interest expense over the life of the arrangement. We estimate the effective interest rate based on our estimate of total future royalty payments to be received by HCR under the agreement. We reassess these estimates at each reporting date and adjust the effective interest rate and amortization of the liability on a prospective basis as necessary.

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

As of December 31, 2021, we had U.S. state net operating loss (NOL) carryforwards of $59.9 million and federal and state research and development tax credit carryforwards of $45.6 million (net of unrecognized tax benefits of $0.1 million) which may be available to offset future income tax liabilities. A portion of our NOL and credit carryforwards as of December 31, 2021 may be carried forward indefinitely, with the remaining portion expiring at various dates between 2034 and 2041. We had no federal NOL carryforwards as of December 31, 2021.

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, including our NOL and credit carryforwards. Based on our history of operating losses, and other relevant facts and circumstances, we concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we provided a full valuation allowance for our net deferred tax assets as of December 31, 2021 and 2020.

Recent Accounting Pronouncements

See Note 2 “Recent Accounting Pronouncements” in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a full description of accounting pronouncements which we have recently adopted and the impact to our financial statements upon adoption.

Results of Operations

Our consolidated results of operations were as follows (in thousands):

	Years Ended December 31,			Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues
License and royalty revenue	$470,347	$154,567	$35,233	$315,780	$119,334
Total revenues	470,347	154,567	35,233	315,780	119,334
Operating Expenses
Cost of revenues	51,833	35,714	8,241	16,119	27,473
Research and development	181,437	166,294	124,185	15,143	42,109
General and administrative	79,333	63,817	51,815	15,516	12,002
Credit losses (recoveries) and other	(2,236)	7,975	(10)	(10,211)	7,985
Total operating expenses	310,367	273,800	184,231	36,567	89,569
Income (loss) from operations	159,980	(119,233)	(148,998)	279,213	29,765
Other Income (Expense)
Interest income from licensing	719	4,271	2,951	(3,552)	1,320
Investment income	6,825	9,723	48,559	(2,898)	(38,836)
Interest expense	(26,277)	(771)	—	(25,506)	(771)
Total other income (expense)	(18,733)	13,223	51,510	(31,956)	(38,287)
Income (loss) before income taxes	141,247	(106,010)	(97,488)	247,257	(8,522)
Income Tax Benefit (Expense)	(13,407)	(5,240)	2,755	(8,167)	(7,995)
Net income (loss)	$127,840	$(111,250)	$(94,733)	$239,090	$(16,517)

Comparison of the Years Ended December 31, 2021 and 2020

License and Royalty Revenue. License and royalty revenue increased by $315.8 million, from $154.6 million for the year ended December 31, 2020 to $470.3 million for the year ended December 31, 2021. The increase was primarily attributable to the following:

•	Revenue of $370.0 million recognized in 2021 under our collaboration and license agreement with AbbVie for the development and commercialization of RGX-314, which became effective in November 2021;
•

an increase of $33.3 million in Zolgensma royalty revenues, from $61.6 million in 2020 to $95.0 million in 2021. As reported by Novartis, sales of Zolgensma increased by 47% in 2021 as compared to 2020, driven by geographic expansion of product access.

The increase in license and royalty revenue was partially offset by an $80.0 million milestone payment recognized as revenue in the third quarter of 2020 upon the achievement of $1.0 billion in cumulative net sales of Zolgensma. Upon the achievement of this milestone, there are no further development or sales-based milestones remaining under the associated license agreement with Novartis Gene Therapies for the development and commercialization of treatments for SMA. The increase in cost of revenues in 2021 was primarily driven by royalties payable to licensors on net sales of Zolgensma and sublicense fees payable to licensors on revenues generated under the collaboration and license agreement with AbbVie.

Research and Development Expense. Research and development expenses increased by $15.1 million, from $166.3 million for the year ended December 31, 2020 to $181.4 million for the year ended December 31, 2021. The increase was primarily attributable to the following:

•	an increase of $13.4 million in personnel-related costs as a result of increased headcount of research and development personnel, including a $3.3 million increase in stock-based compensation expense;
•

an increase of $8.2 million in costs of laboratories and facilities used by research and development personnel, including a $1.1 million increase in depreciation expense allocated to research and development functions, largely driven by the occupation of our new corporate, research and manufacturing headquarters in 2021;

•	an increase of $8.1 million in costs associated with clinical trial and regulatory activities for our lead product candidates, largely driven by RGX-314 and RGX-121 clinical trials; and
•	an increase of $2.0 million in costs associated with preclinical activities and other early stage research and development.

The increase in research and development expenses was partially offset by a decrease of $13.6 million in costs associated with manufacturing-related activities, largely driven by manufacturing campaigns for RGX-201 and RGX-121 clinical supply performed in 2020, and $5.9 million of development cost reimbursement from AbbVie recorded in 2021 under our RGX-314 collaboration which was recorded as a reduction of research and development expenses.

General and Administrative Expense. General and administrative expenses increased by $15.5 million, from $63.8 million for the year ended December 31, 2020 to $79.3 million for the year ended December 31, 2021. The increase was primarily attributable to the following:

•

an increase of $8.4 million in personnel-related costs as a result of increased headcount of general and administrative personnel, including a $3.5 million increase in stock-based compensation expense;

•	an increase of $3.4 million for professional services, primarily related to legal and other advisory services; and
•

an increase of $1.2 million in costs of facilities used by general and administrative personnel, including depreciation expense allocated to general and administrative functions, largely driven by the occupation of our new corporate, research and manufacturing headquarters in 2021.

Credit Losses (Recoveries) and Other. Credit losses (recoveries) and other decreased by $10.2 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease was primarily attributable to changes in the allowance for credit losses associated with our accounts receivable from Abeona Therapeutics Inc. (Abeona) for license fees due under a license agreement which was terminated in 2020. We recorded credit losses of $7.7 million in 2020 related to the accounts receivable from Abeona. In November 2021, we entered into a settlement agreement with Abeona related to the amounts due to us under the terminated license agreement. As a result of the settlement, we recorded credit recoveries of $2.6 million in 2021 related to the accounts receivable from Abeona. For further information regarding the provision for credit losses, refer to Note 10, “License and Collaboration Agreements—Abeona Therapeutics Inc.” to the accompanying consolidated financial statements.

Investment Income. Investment income decreased by $2.9 million, from $9.7 million for the year ended December 31, 2020 to $6.8 million for the year ended December 31, 2021. The decrease was primarily attributable to net gains of $4.8 million recognized in 2020 related to our marketable equity securities of Prevail Therapeutics Inc., all of which had been sold as of December 31, 2020, and a decrease of $3.2 million in interest income in 2021 primarily attributable to lower yields on investments in cash equivalents and marketable debt securities. The decrease in investment income was partially offset by a realized gain of $5.2 million recognized in 2021 upon the acquisition of our non-marketable equity securities of Corlieve Therapeutics SAS (Corleive) by uniQure N.V. (uniQure) in July 2021.

Interest Expense. Interest expense increased by $25.5 million, from $0.8 million for the year ended December 31, 2020 to $26.3 million for the year ended December 31, 2021. Interest expense consists solely of imputed interest under our royalty purchase agreement with HCR for the sale of future Zolgensma royalties, which occurred in December 2020.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $849.3 million, which were primarily derived from the sale of our common stock, license and royalty revenue and the monetization of our Zolgensma royalty stream. We expect that our cash, cash equivalents and marketable securities as of December 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements, and are sufficient to meet our financial commitments and obligations, for at least the next 12 months from the date of this report, based on our current business plan. Our recent sources of liquidity include the following events and transactions:

•

In September 2021, we entered into the AbbVie Collaboration Agreement for the development and commercialization of RGX-314, which became effective in November 2021. Pursuant to the AbbVie Collaboration Agreement, we received an up-front fee of $370.0 million from AbbVie upon the effective date of the agreement in November 2021, and we are eligible to receive up to $1.38 billion from AbbVie upon the achievement of specified development and sales-based milestones. Additionally, the parties will share equally in the net profits and net losses associated with the commercialization of RGX-314 in the United States, and we are eligible to receive tiered royalties on net sales by AbbVie of RGX-314 outside the United States.

•

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

•

Novartis Gene Therapies launched commercial sales of Zolgensma in the second quarter of 2019, upon which we began recognizing royalty revenue on net sales of the licensed product. In accordance with the license agreement, Novartis Gene Therapies was obligated to pay a sales-based milestone fee of $80.0 million to us upon the achievement of $1.0 billion in cumulative net sales of licensed products. Novartis Gene Therapies achieved cumulative net sales of Zolgensma of $1.0 billion in third quarter of 2020 and we received payment of the $80.0 million milestone fee in October 2020. Upon the achievement of this milestone, there are no further development or sales-based milestones remaining under the associated license agreement with Novartis Gene Therapies for the development and commercialization of treatments for SMA.

We intend to devote the majority of our current capital to clinical development, seeking regulatory approval of our product candidates and capital expenditures to build out additional office, laboratory and manufacturing capacity, including the ongoing buildout of our corporate, manufacturing and research headquarters in Rockville, Maryland. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the total amount of operating expenditures and capital outlays necessary to complete the development of our product candidates. Additionally, our estimates are based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Furthermore, given the continuing uncertainty and volatile market and economic conditions caused by the COVID-19 pandemic, as well as the potential for further effects due to a resurgence in COVID-19 infections, we will continue to monitor the nature and extent of the impact of the COVID-19 pandemic on our liquidity and capital resources.

Cash Flows

Our consolidated cash flows were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$218,875	$(54,061)	$(107,705)
Net cash provided by (used in) investing activities	(406,642)	122,759	93,559
Net cash provided by financing activities	195,250	200,214	8,376
Net increase (decrease) in cash and cash equivalents and restricted cash	$7,483	$268,912	$(5,770)

Cash Flows from Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2021 increased by $272.9 million from the year ended December 31, 2020. The increase was largely driven by the up-front payment of $370.0 million received under the AbbVie Collaboration Agreement in November 2021 and an increase in Zolgensma royalties received during the period. The increase was partially offset by the $80 million sales-based milestone payment received in 2020 related to net sales of Zolgensma, and increases in operating expenses in 2021. We expect to incur regular net cash outflows from operations for the foreseeable future as we continue the development and advancement of our product candidates and other research programs.

For the year ended December 31, 2021, our net cash provided by operating activities of $218.9 million consisted of net income of $127.8 million, adjustments for non-cash items of $50.8 million and favorable changes in working capital of $40.2 million. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $38.8 million, depreciation and amortization expense of $9.6 million, net amortization of premiums on marketable debt securities of $5.8 million and non-cash interest expense recognized under our royalty purchase agreement with HCR of $4.6 million, and were partially offset by a realized gain of $5.2 million recognized upon the acquisition of our Corlieve equity securities by uniQure in July 2021. The changes in working capital include an increase in accrued expenses and other current liabilities of $29.9 million which was largely driven by increases in sublicense fees and royalties payable to licensors, income taxes payable and accrued personnel costs. The changes in working capital also included a decrease in accounts receivable of $14.1 million, which was largely driven by amounts collected under our settlement agreement with Abeona, and an increase in operating lease liabilities of $12.1 million, which was largely driven by funds received under our tenant improvement allowance for the ongoing buildout of our new headquarters facility in Rockville, Maryland. The changes in working capital were partially offset by an increase in prepaid expenses of $8.2 million, which was largely driven by advances paid to service providers for clinical trial and manufacturing-related services to be performed in future periods, and an increase in other current assets of $7.3 million, which was largely driven by amounts due from AbbVie for reimbursement of development costs under our RGX-314 collaboration. Other changes in working capital were incurred in the normal course of business.

For the year ended December 31, 2020, our net cash used in operating activities of $54.1 million consisted of a net loss of $111.3 million, offset by adjustments for non-cash items of $43.0 million and favorable changes in working capital of $14.2 million. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $31.9 million, depreciation and amortization expense of $8.4 million and credit losses of $7.7 million related to our accounts receivable from Abeona. The changes in working capital include an increase in accrued expenses and other current liabilities of $17.4 million which was largely driven by increases in sublicense fees payable to licensors, accrued external research and development expenses, income taxes payable and accrued personnel costs. The changes in working capital were partially offset by an increase in accounts receivable of $9.9 million which was largely driven by an increase in Zolgensma royalties receivable at the end of the period. Other changes in working capital were incurred in the normal course of business.

Cash Flows from Investing Activities

For the year ended December 31, 2021, our net cash used in investing activities consisted of $498.1 million to purchase marketable debt securities and $84.2 million to purchase property and equipment, offset by $170.1 million in maturities of marketable debt securities and $5.6 million of proceeds received from the acquisition of our Corlieve equity securities by uniQure in July 2021. The substantial majority of our capital expenditures for the year ended December 31, 2021 were related to the build out of our corporate, manufacturing and research headquarters at 9804 Medical Center Drive in Rockville, Maryland. We expect capital expenditures related to this project to continue into 2022 as we complete the build out of this facility, however, amounts in future periods are expected to decrease as compared to 2021.

For the year ended December 31, 2020, our net cash provided by investing activities consisted of $272.7 million in sales and maturities of marketable debt and equity securities, offset by $123.0 million to purchase marketable debt securities and $26.9 million to purchase property and equipment.

Cash Flows from Financing Activities

For the year ended December 31, 2021, our net cash provided by financing activities primarily consisted of $216.1 million in net proceeds received from a public offering of our common stock completed in January 2021, net of underwriting discounts and commissions and other offering expenses paid during the period, and $6.0 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan, and was partially offset by $26.6 million of Zolgensma royalties paid to HCR, net of imputed interest, under our royalty purchase agreement.

For the year ended December 31, 2020, our net cash provided by financing activities consisted of $192.8 million in net proceeds received from the sale of future Zolgensma royalties to HCR, net of transaction costs paid during the period, and $7.4 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

Additional Capital Requirements

Our financial obligations primarily consist of vendor contracts to provide research services and other purchase commitments with suppliers. In the normal course of business, we enter into services agreements with contract research organizations, contract manufacturing organizations and other third parties. Generally, these agreements provide for termination upon notice, with specified amounts due upon termination based on the timing of termination and the terms of the agreement. The amounts and timing of payments under these agreements are uncertain and contingent upon the initiation and completion of the services to be provided.

Our commitments also include obligations to our licensors under our in-license agreements, which may include sublicense fees, milestones fees, royalties and reimbursement of patent maintenance costs. Sublicense fees are payable to licensors when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license fees we receive from sublicensees. Milestone fees are payable to licensors upon our future achievement of certain development and regulatory milestones. Royalties are payable to licensors based on a percentage of net sales of licensed products. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining of license patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements are uncertain and may fluctuate significantly from period to period.

We have entered into a number of long-term operating leases for office, laboratory and manufacturing space in Rockville, Maryland and New York, New York, as well as a number of laboratory and other equipment leases. Please refer to Note 6 to the accompanying consolidated financial statements for further information regarding our lease commitments.

Under the terms of our royalty purchase agreement with HCR, our future Zolgensma royalties, less amounts payable by us to certain licensors, will be payable to HCR up to a specified capped amount. As of December 31, 2021, the total amount of future Zolgensma royalties to be paid to HCR under the agreement was $207.8 million if paid by November 7, 2024, or $247.8 million if paid after that date. We have no obligation to repay any amounts to HCR if total future Zolgensma royalty payments are not sufficient to repay these amounts.

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $161.2 million as of December 31, 2021. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect our capital expenditures will continue to increase due to costs associated with building out additional office, laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts, particularly with respect to the build out of our corporate, manufacturing and research headquarters as discussed above. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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
•

revenue received from commercial sales of Zolgensma and other revenue, if any, received in connection with commercial sales of our licensees’ and collaborators’ products, should any of their product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	our current licensing agreements or collaborations remaining in effect, including the AbbVie Collaboration Agreement;
•	our ability to establish and maintain additional licensing agreements or collaborations on favorable terms, if at all; and
•	the extent to which we acquire or in-license other product candidates and technologies.

Many of these factors are outside of our control. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory and marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, and any commercial milestones or royalty payments under our licensing agreements, will be derived from or based on sales of products that may not be commercially available for many years, if at all. In addition, revenue from our NAV Technology Platform licensing is dependent in part on the clinical and commercial success of our licensing partners, including the commercialization of Zolgensma. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to interest rate risk results from the cash equivalents and marketable securities in our investment portfolio. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. At any time, significant changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. As of December 31, 2021 and 2020, we had cash, cash equivalents and marketable securities of $849.3 million and $522.5 million, respectively. Our cash equivalents and marketable securities as of December 31, 2021 consisted of money market mutual funds, U.S. government and agency securities, certificates of deposit and corporate bonds. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2021, we estimate that the increase would have resulted in a hypothetical decline of $7.1 million in the net fair value of our interest-sensitive securities. A similar increase in market interest rates as of December 31, 2020 would have resulted in an estimated hypothetical decline of $1.0 million in the net fair value of our interest-sensitive securities as of December 31, 2020.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk as a result of entering into transactions denominated in currencies other than U.S. dollars, primarily including euros, British pounds and Japanese yen. All foreign currency transactions settle on the applicable spot exchange basis at the time such payments are made. Accordingly, an adverse movement in foreign exchange rates between the U.S. dollar and the aforementioned currencies could impact our results of operations and cash flows. Currently, we do not hedge these foreign currency exchange rate exposures. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not materially harm our business, financial condition or results of operations.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in the COSO 2013 framework.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which accompanies our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our proxy statement for the 2022 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (2022 Proxy Statement) under the headings “Election of Directors,” “Information about our Executive Officers” and “Corporate Governance” and is incorporated herein by reference.

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

The information required by this item will be included in our 2022 Proxy Statement under the headings “Corporate Governance,” “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our 2022 Proxy Statement under the headings “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our 2022 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our 2022 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

REGENXBIO INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of REGENXBIO Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of REGENXBIO Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

License revenue- Substantive Termination Penalties

As described in Notes 2 and 10 to the consolidated financial statements, at the inception of each license agreement, management determines the contract term for purposes of applying the requirements of generally accepted accounting policies relevant to revenue recognition. Licenses are generally terminable at the option of the licensee with advance notice to the Company. For each license granted, including licenses granted upon the exercise of license options, management evaluates these termination rights to determine whether a substantive termination penalty would be incurred by the licensee upon termination. If the licensee incurs a substantive termination penalty upon termination, the contract term for revenue recognition purposes is generally equal to the stated term of the license, which is the life of the underlying licensed patents. Alternatively, if the licensee does not incur a substantive termination penalty upon termination, the contract term for revenue recognition purposes may be shorter than the stated term of the license, in which case the termination rights may be accounted for as contract renewal options. The determination of whether a substantive termination penalty is associated with the termination rights requires significant judgment. In making this determination, management considers, among other things, the nature of the intellectual property rights that would be returned to the Company upon termination, including the exclusivity of the licensed rights and the stage of development of the licensed products, the payment terms, including the amount and timing of non-refundable or guaranteed payments, and the business purpose of the termination rights granted to the licensee. Generally, the most significant judgment in determining whether a substantive termination penalty exists relates to the amount of any up-front or guaranteed non-refundable payments relative to the amount of annual payments that may be avoided by the licensee upon termination of the license. Management considers all of the facts and circumstances relevant to each license when making this determination.  License revenue makes up a portion of the Company’s consolidated license and royalty revenue of $470.3 million for the year ended December 31, 2021.

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

Washington, District of Columbia

March 1, 2022

We have served as the Company’s auditor since 2015.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$345,209	$338,426
Marketable securities	112,230	137,314
Accounts receivable (net of allowance of $7,678 as of December 31, 2020)	32,439	42,999
Prepaid expenses	18,752	10,505
Other current assets	10,196	1,953
Total current assets	518,826	531,197
Marketable securities	391,907	46,809
Accounts receivable (net of allowance of $3,758 as of December 31, 2021)	2,262	3,267
Property and equipment, net	131,547	56,467
Operating lease right-of-use assets	60,904	63,815
Restricted cash	2,030	1,330
Other assets	6,428	5,279
Total assets	$1,113,904	$708,164
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,387	$10,622
Accrued expenses and other current liabilities	76,111	49,082
Deferred revenue	3,333	449
Operating lease liabilities	1,752	2,500
Liability related to sale of future royalties	37,889	18,794
Total current liabilities	130,472	81,447
Deferred revenue	—	3,783
Operating lease liabilities	84,929	70,153
Liability related to sale of future royalties	133,460	174,504
Other liabilities	745	524
Total liabilities	349,606	330,411
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at December 31, 2021 and 2020; 42,831 and 37,476 shares issued and outstanding at December 31, 2021 and 2020, respectively	4	4
Additional paid-in capital	928,095	667,181
Accumulated other comprehensive loss	(2,569)	(360)
Accumulated deficit	(161,232)	(289,072)
Total stockholders’ equity	764,298	377,753
Total liabilities and stockholders’ equity	$1,113,904	$708,164

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenues
License and royalty revenue	$470,347	$154,567	$35,233
Total revenues	470,347	154,567	35,233
Operating Expenses
Cost of revenues	51,833	35,714	8,241
Research and development	181,437	166,294	124,185
General and administrative	79,333	63,817	51,815
Credit losses (recoveries) and other	(2,236)	7,975	(10)
Total operating expenses	310,367	273,800	184,231
Income (loss) from operations	159,980	(119,233)	(148,998)
Other Income (Expense)
Interest income from licensing	719	4,271	2,951
Investment income	6,825	9,723	48,559
Interest expense	(26,277)	(771)	—
Total other income (expense)	(18,733)	13,223	51,510
Income (loss) before income taxes	141,247	(106,010)	(97,488)
Income Tax Benefit (Expense)	(13,407)	(5,240)	2,755
Net income (loss)	$127,840	$(111,250)	$(94,733)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net	(2,209)	(565)	885
Total other comprehensive income (loss)	(2,209)	(565)	885
Comprehensive income (loss)	$125,631	$(111,815)	$(93,848)

Net income (loss) per share:
Basic	$3.01	$(2.98)	$(2.58)
Diluted	$2.91	$(2.98)	$(2.58)
Weighted-average common shares outstanding:
Basic	42,438	37,281	36,690
Diluted	43,913	37,281	36,690

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	36,120	$4	$592,580	$(720)	$(83,016)	$508,848
Adoption of ASU 2016-02 (Topic 842)	—	—	—	—	(33)	(33)
Adoption of ASU 2018-02	—	—	—	40	(40)	—
Vesting of restricted stock units	40	—	—	—	—	—
Exercise of stock options	796	—	7,062	—	—	7,062
Issuance of common stock under employee stock purchase plan	36	—	1,314	—	—	1,314
Stock-based compensation expense	—	—	26,854	—	—	26,854
Unrealized gain on available-for-sale securities, net	—	—	—	885	—	885
Net loss	—	—	—	—	(94,733)	(94,733)
Balances at December 31, 2019	36,992	4	627,810	205	(177,822)	450,197
Exercise of stock options	428	—	5,623	—	—	5,623
Issuance of common stock under employee stock purchase plan	55	—	1,799	—	—	1,799
Stock-based compensation expense	—	—	31,949	—	—	31,949
Unrealized loss on available-for-sale securities, net	—	—	—	(565)	—	(565)
Net loss	—	—	—	—	(111,250)	(111,250)
Balances at December 31, 2020	37,476	4	667,181	(360)	(289,072)	377,753
Issuance of common stock upon public offering, net of transaction costs of $14,194	4,899	—	216,059	—	—	216,059
Exercise of stock options, net of tax	403	—	4,279	—	—	4,279
Issuance of common stock under employee stock purchase plan	54	—	1,768	—	—	1,768
Stock-based compensation expense	—	—	38,808	—	—	38,808
Unrealized loss on available-for-sale securities, net	—	—	—	(2,209)	—	(2,209)
Net income	—	—	—	—	127,840	127,840
Balances at December 31, 2021	42,831	$4	$928,095	$(2,569)	$(161,232)	$764,298

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$127,840	$(111,250)	$(94,733)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation expense	38,808	31,949	26,854
Depreciation and amortization	9,564	8,407	7,152
Provision for credit losses (recoveries)	(2,569)	7,678	—
Net amortization of premiums (accretion of discounts) on marketable debt securities	5,842	1,083	(1,196)
Net gains on investments	(5,189)	(4,918)	(37,774)
Imputed interest income from licensing	(360)	(2,163)	(2,951)
Non-cash interest expense	4,642	771	—
Other non-cash adjustments	79	163	268
Changes in operating assets and liabilities
Accounts receivable	14,118	(9,898)	(8,622)
Prepaid expenses	(8,247)	(4,030)	(973)
Other current assets	(7,314)	2,341	(499)
Operating lease right-of-use assets	4,866	3,219	2,431
Other assets	(2,272)	399	(2,694)
Accounts payable	(2,304)	3,873	1,528
Accrued expenses and other current liabilities	29,908	17,400	6,882
Deferred revenue	(899)	—	(600)
Operating lease liabilities	12,073	2,139	(2,255)
Other liabilities	289	(1,224)	(523)
Net cash provided by (used in) operating activities	218,875	(54,061)	(107,705)
Cash flows from investing activities
Purchases of marketable debt securities	(498,144)	(123,041)	(190,735)
Maturities of marketable debt securities	170,086	233,468	289,994
Sales of marketable debt securities	—	2,287	—
Sales of equity securities	5,591	36,914	6,020
Purchases of property and equipment	(84,175)	(26,869)	(11,720)
Net cash provided by (used in) investing activities	(406,642)	122,759	93,559
Cash flows from financing activities
Proceeds from exercise of stock options	4,281	5,623	7,062
Taxes paid related to net settlement of stock options	(2)	—	—
Proceeds from issuance of common stock under employee stock purchase plan	1,768	1,799	1,314
Proceeds from public offering of common stock, net of underwriting discounts and commissions	216,438	—	—
Issuance costs for public offering of common stock	(379)	—	—
Proceeds from sale of future royalties	—	196,000	—
Repayments under liability related to sale of future royalties, net of imputed interest	(26,591)	—	—
Transaction costs for sale of future royalties	(265)	(3,208)	—
Net cash provided by financing activities	195,250	200,214	8,376
Net increase (decrease) in cash and cash equivalents and restricted cash	7,483	268,912	(5,770)
Cash and cash equivalents and restricted cash
Beginning of period	339,756	70,844	76,614
End of period	$347,239	$339,756	$70,844
Supplemental cash flow information
Cash paid (received) for income taxes	$5,996	$(191)	$904
Cash paid for imputed interest under liability related to sale of future royalties	$21,635	$—	$—
Supplemental disclosures of non-cash investing and financing activities
Increase in accounts payable and accrued liabilities related to purchases of property and equipment	$558	$6,812	$1,572
Non-cash additions to property and equipment through tenant improvement allowance	$—	$2,263	$—
Non-cash consideration received for licenses granted	$—	$1,123	$—
Transaction costs for sale of future royalties in accounts payable and other current liabilities	$—	$265	$—
Proceeds due to Company from sales of non-marketable equity securities	$600	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

REGENXBIO Inc. (the Company) is a clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. The Company has developed a broad pipeline of gene therapy product candidates using its proprietary adeno-associated virus (AAV) gene delivery platform (NAV Technology Platform), which consists of exclusive rights to over 100 novel AAV vectors, including AAV7, AAV8, AAV9 and AAVrh10. In addition to its internal product development efforts, the Company also selectively licenses the NAV® Technology Platform to other leading biotechnology and pharmaceutical companies (NAV Technology Licensees). As of December 31, 2021, the NAV Technology Platform was being applied by NAV Technology Licensees in one commercially available product, Zolgensma®, and in the preclinical and clinical development of a number of licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development and commercialization of certain product candidates. The Company was formed in 2008 in the State of Delaware and is headquartered in Rockville, Maryland.

As of December 31, 2021, the Company had generated an accumulated deficit of $161.2 million since inception. As the Company has incurred cumulative losses since inception, transition to recurring profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability, and unless and until it does, the Company will continue to need to raise additional capital, to the extent possible. As of December 31, 2021, the Company had cash, cash equivalents and marketable securities of $849.3 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities for the periods presented. Management bases its estimates on historical experience and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities, and other reported amounts, that are not readily apparent from other sources. Actual results may differ materially from these estimates. Significant estimates are used in the following areas, among others: license and royalty revenue, the allowance for credit losses, accrued research and development expenses and other accrued liabilities, stock-based compensation expense, interest expense under the liability related to the sale of future royalties, income taxes and the fair value of financial instruments.

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

Segment and Geographical Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s CODM, its Chief Executive Officer, views the Company’s operations and manages the business as one operating segment.

The Company’s revenues consist of license and royalty revenue. For the year ended December 31, 2021, 79% and 7% of the Company’s revenues were attributed to Bermuda and the U.S., respectively, and no other countries were attributed 10% or more of the Company’s revenues. For the year ended December 31, 2020, 80% of the Company’s revenues were attributed to the U.S. and no other countries were attributed 10% or more of the Company’s revenues. For the year ended December 31, 2019, 90% of the Company’s revenues were attributed to the U.S. and no other countries were attributed 10% or more of the Company’s revenues. The country of origin for license revenue is determined based on the country of domicile of the licensee. The country of origin for royalty revenue is determined based on the location of the underlying net sales of licensed products. The substantial majority of the Company’s assets reside in the U.S.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents.

Restricted Cash

Restricted cash includes money market mutual funds and other deposits used to collateralize irrevocable letters of credit required under the Company’s lease agreements and other certain agreements. The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported on the consolidated balance sheets to the total of these amounts as reported at the end of the period in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2021	2020	2019
Cash and cash equivalents	$345,209	$338,426	$69,514
Restricted cash	2,030	1,330	1,330
Total cash and cash equivalents and restricted cash	$347,239	$339,756	$70,844

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

At each reporting date, the Company evaluates available-for-sale debt securities which have an amortized cost basis in excess of the fair value of the security to determine if the unrealized loss or any potential credit losses should be recognized in results of operations. If the Company does not have the intent and ability to hold the security until recovery of the unrealized loss, the difference between the fair value and amortized cost basis of the security is charged to results of operations resulting in a new amortized cost basis of the security. If the Company has the intent and ability to hold the security until recovery of the unrealized loss, the security is evaluated for potential credit losses. If a credit loss is deemed to exist, the credit loss is recognized in results of operations and an allowance for credit losses is recorded against the amortized cost basis of the security. In determining whether a credit loss exists related to impaired available-for-sale debt securities, the Company considers, among other factors, the extent of the unrealized loss relative to the amortized cost basis, the credit rating of the issuer and any recent changes thereto, current and expected future economic conditions, and any adverse events or other changes in circumstances that have occurred which may indicate a potential credit loss. The Company did not record an allowance for credit losses on its available-for-sale debt securities as of December 31, 2021 or 2020.

Accounts Receivable

Accounts receivable primarily consist of consideration due to the Company resulting from its license agreements with customers. Accounts receivable include amounts invoiced to licensees as well as rights to consideration which have not yet been invoiced, including unbilled royalties, and for which payment is conditional solely upon the passage of time. If a licensee elects to terminate a license prior to the end of the license term, the licensed intellectual property is returned to the Company and any accounts receivable from the licensee which are not contractually payable to the Company are charged off as a reduction of license revenue in the period of the termination. Accounts receivable which are not expected to be received by the Company within 12 months from the reporting date are stated net of a discount to present value and recorded as non-current assets on the consolidated balance sheets. The present value discount is recognized as a reduction of revenue in the period in which the accounts receivable are initially recorded and is accreted as interest income from licensing over the term of the receivables.

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

The following table summarizes those customers who represented at least 10% of revenues or total net accounts receivable for the periods presented:

	Revenues			Accounts Receivable, Net
	Years Ended December 31,			As of December 31,
	2021	2020	2019	2021	2020
Customer A	79%	*	*	*	*
Customer B	20%	94%	69%	77%	44%
Customer C	*	*	*	14%	48%
Customer D	*	*	13%	*	*
Customer E	*	*	10%	*	*

*	Represented less than 10%

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

Under Topic 842, the Company classifies its leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, the Company records a right-of-use asset and a lease liability for all leases with a term greater than 12 months. All of the Company’s leases as of December 31, 2021 and 2020 have been classified as operating leases. Operating lease expense is recognized on a straight-line basis over the term of the lease, with the exception of variable lease expenses which are recognized as incurred.

The Company identifies leases in its contracts if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company does not allocate lease consideration between lease and nonlease components and records a lease liability equal to the present value of the remaining fixed consideration under the lease. The interest rates implicit in the Company’s leases are generally not readily determinable. Accordingly, the Company uses its estimated incremental borrowing rate at the commencement date of the lease to determine the present value discount of the lease liability. The Company estimates its incremental borrowing rate for each lease based on an evaluation of its expected credit rating and the prevailing market rates for collateralized debt in a similar economic environment with similar payment terms and maturity dates commensurate with the term of the lease. The right-of-use asset for each lease is equal to the lease liability, adjusted for unamortized initial direct costs and lease incentives and prepaid or accrued rent. Initial direct costs of entering into a lease are included in the right-of-use asset and amortized as lease expense over the term of the lease. Lease incentives, such as tenant improvement allowances, are recorded as a reduction of the right-of-use asset and amortized as a reduction of lease expense over the term of the lease. The Company excludes options to extend or terminate leases from the calculation of the lease liability unless it is reasonably certain the option will be exercised.

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

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to estimated future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses on long-lived assets were recorded during the years ended December 31, 2021, 2020 and 2019.

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

Liability Related to Sale of Future Royalties

As discussed in Note 7, the Company recorded a liability for the net proceeds received from the sale of its Zolgensma royalty payments to entities managed by Healthcare Royalty Management, LLC (collectively, HCR). The liability is accounted for as debt since the return to HCR is explicitly capped under the royalty purchase agreement, and is amortized over the estimated life of the arrangement using the effective interest method. The total amount of royalty payments received by HCR under the agreement, less the net proceeds received by the Company, is recorded as interest expense over the life of the arrangement. The Company estimates the effective interest rate based on its estimate of total royalty payments to be received by HCR under the agreement. The Company reassesses these estimates at each reporting date and adjusts the effective interest rate and amortization of the liability on a prospective basis as necessary.

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

The Company applies the five-step model to contracts that are within the scope of Topic 606 only when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, for contracts within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to respective performance obligations when (or as) the respective performance obligations are satisfied.

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

License and Royalty Revenue

The Company licenses its NAV Technology Platform and other intellectual property rights to other biotechnology and pharmaceutical companies, including collaborators for the joint development and commercialization of its product candidates. The terms of the licenses vary, and licenses may be exclusive or non-exclusive and may be sublicensable by the licensee. Licenses may grant intellectual property rights for purposes of internal and preclinical research and development only, or may include the rights, or options to obtain future rights, to commercialize drug therapies for specific diseases using the Company’s NAV Technology Platform and other licensed rights. License agreements generally have a term at least equal to the life of the underlying patents, but are terminable at the option of the licensee. Consideration payable to the Company under its license agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products and (v) other consideration payable upon optional goods and services purchased by licensees.

The Company’s license agreements are accounted for as contracts with customers within the scope of Topic 606, with the exception of transactions for which the counterparty is determined not to be a customer. At the inception of each license agreement, the Company determines the contract term for purposes of applying the requirements of Topic 606. Licenses are generally terminable at the option of the licensee with advance notice to the Company. For each license granted, including licenses granted upon the exercise of license options, the Company evaluates these termination rights to determine whether a substantive termination penalty would be incurred by the licensee upon termination. If the licensee incurs a substantive termination penalty upon termination, the contract term for revenue recognition purposes is generally equal to the stated term of the license, which is the life of the underlying licensed patents. Alternatively, if the licensee does not incur a substantive termination penalty upon termination, the contract term for revenue recognition purposes may be shorter than the stated term of the license, in which case the termination rights may be accounted for as contract renewal options. The determination of whether a substantive termination penalty is associated with the termination rights requires significant judgment. In making this determination, the Company considers, among other things, the nature of the intellectual property rights that would be returned to the Company upon termination, including the exclusivity of the licensed rights and the stage of development of the licensed products, the payment terms, including the amount and timing of non-refundable or guaranteed payments, and the business purpose of the termination rights granted to the licensee. Generally, the most significant judgment in determining whether a substantive termination penalty exists relates to the amount of any up-front or guaranteed non-refundable payments relative to the amount of annual payments that may be avoided by the licensee upon termination of the license. The Company considers all of the facts and circumstances relevant to each license when making this determination.

Performance obligations under the Company’s license agreements may include (i) the delivery of intellectual property licenses, (ii) options granted to licensees to acquire additional licenses, to the extent the options represent material rights to the licensee, and (iii) research and development services to be performed by the Company related to licensed products. License agreements may provide licensees with contract renewal options or options to acquire additional licenses, goods or other services. Options are evaluated at the inception of the license agreement to determine whether they provide material rights to the licensee. In making this determination, the Company considers whether the options are priced at an incremental discount to the standalone selling price for the underlying licenses, goods or services, in which case the option is considered to be a material right to the licensee and is accounted for as a separate performance obligation under the current license agreement. At the inception of each license agreement which contains performance obligations for research and development services, the Company evaluates whether the license is distinct from the research and development services, which requires judgment. In making this determination, the Company considers, among other things, the stage of development of the licensed products and whether the research and development services will significantly impact further development of the licensed products. If it is determined that the license is not distinct from the research and development services, the license is combined with the research and development services into a single performance obligation.

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

Up-front and annual licenses fees payable to the Company over the contract term of each license are included in the transaction price, and the portion of this consideration allocated to the performance obligation for the delivery of the intellectual property license is recognized as revenue in full upon the delivery of the license to the licensee. If annual license fees are payable to the Company in periods beyond 12 months from the delivery of the license, a significant financing component is deemed to exist which provides a financing benefit to the licensee. If a significant financing component is identified, the Company adjusts the transaction price for the license to include only the present value of the annual license fees payable to the Company over the contract term. The discounted portion of the license fees is recognized as interest income from licensing over the financing period of the license.

Development milestone payments are payable to the Company upon the achievement of specified development milestones. At the inception of each license agreement that contains development milestone payments, the Company evaluates whether the milestones are considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur in the future, milestone payments are included in the transaction price and recognized as revenue upon the delivery of the license. Milestone payments contingent on the achievement of development milestones that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved and are excluded from the transaction price until the milestone is achieved. At each reporting date, the Company re-evaluates the probability of achievement of each outstanding development milestone and, if necessary, adjusts the transaction price for any milestones for which the probability of achievement has changed due to current facts and circumstances. Any such adjustments are recorded on a cumulative catch-up basis and recognized as revenue in the period of the adjustment.

Royalties on sales of licensed products, sales-based milestone payments, including milestones payable upon first commercial sales of licensed products, and sublicense fees based on the receipt of certain fees by licensees from any sublicensees are excluded from the transaction price of each license and recognized as revenue in the period that the related sales or sublicenses occur, provided that the associated license has been delivered to the licensee.

Royalty revenue to date consists primarily of royalties on net sales of Zolgensma, which is a licensed product under the Company’s license agreement with Novartis Gene Therapies, Inc. (formerly AveXis, Inc.) (Novartis Gene Therapies), a wholly owned subsidiary of Novartis AG (Novartis), for the development and commercialization of treatments for spinal muscular atrophy (SMA). The Company recognizes royalty revenue from net sales of Zolgensma in the period in which the underlying products are sold by Novartis Gene Therapies, which in certain cases may require the Company to estimate royalty revenue for periods of net sales which have not yet been reported to the Company. Estimated royalties are reconciled to actual amounts reported in subsequent periods, and any differences are recognized as an adjustment to royalty revenue in the period the royalties are reported. Sales-based milestone payments related to net sales of Zolgensma are recognized as royalty revenue in the period in which the milestone is achieved.

The Company receives payments from licensees based on the billing schedules established in each license agreement. Amounts recognized as revenue which have not yet been received from licensees, including unbilled royalties, are recorded as accounts receivable when the Company’s rights to the consideration are conditional solely upon the passage of time. Amounts recognized as revenue which have not yet been received from licensees are recorded as contract assets when the Company’s rights to the consideration are not unconditional. Contract assets are recorded as other current assets on the consolidated balance sheets if the consideration is expected to be realized within 12 months from the reporting date, or as other assets if the consideration is expected to be realized in periods beyond 12 months from the reporting date. If a licensee elects to terminate a license prior to the end of the license term, the licensed intellectual property is returned to the Company and any consideration recorded as accounts receivable or contract assets which is not contractually payable by the licensee is charged off as a reduction of license revenue in the period of the termination. Amounts received by the Company prior to the delivery of underlying performance obligations are deferred and recognized as revenue upon the satisfaction of the performance obligations by the Company. Deferred revenue which is not expected to be recognized within 12 months from the reporting date is recorded as non-current on the consolidated balance sheets.

Collaborative Arrangements

The Company evaluates its agreements with collaboration partners to determine whether they are within the scope of ASC 808, Collaborative Arrangements (Topic 808). Such arrangements are within the scope of Topic 808 if they involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This evaluation is performed throughout the life of the arrangement based on any changes in the roles and responsibilities of the parties under the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, the Company identifies the various transactions with the counterparty and determines if any unit of account is more reflective of a transaction with a customer and therefore should be accounted for within the scope of Topic 606. For transactions that are accounted for pursuant to Topic 808, an appropriate method of recognition and presentation is determined and consistently applied. For transactions that are accounted for pursuant to Topic 606, the Company applies the five-step model as described in its revenue recognition policies.

For transactions accounted for as collaborative arrangements under Topic 808, payments to and from collaboration partners associated with multiple activities in a collaboration arrangement are classified based on the nature of each separate activity. Payments associated with development activities performed are recorded as research and development expense when owed to collaboration partners, or as a reduction of research and development expense when due from collaboration partners. Payments associated with commercialization activities performed are recorded as general and administrative expense when owed to collaboration partners, or as a reduction of general and administrative expense when due from collaboration partners. At the end of each reporting period, the Company records a net amount due to or from collaboration partners for activities performed by the parties under the collaboration.

Cost of Revenues

Cost of revenues consists primarily of sublicense fees, milestone payments and royalties on net sales of licensed products as specified in the Company’s agreements with its licensors. Sublicense fees are based on a percentage of license fees received by the Company from licensees and are recognized in the period that the underlying revenue is recognized. Milestone payments are payable to licensors upon the achievement of specified milestones by licensees and are recognized in the period the milestone is achieved or deemed probable of achievement. Royalties are based on a percentage of net sales of licensed products by licensees and are recognized in the period that the underlying sales occur. Amounts which are payable to licensors in periods beyond 12 months from the reporting date are recorded as non-current liabilities on the consolidated balance sheets.

Research and Development Expenses

Research and development costs are expensed as incurred in performing research and development activities. Advance payments for goods or services related to research and development activities are deferred and expensed as the goods are delivered or the services are performed. Research and development costs include salaries, wages, benefits and other personnel costs, laboratory and facilities costs, allocated overhead costs, license and milestone fees, and costs of goods and services associated with preclinical research and clinical trial activities, associated manufacturing-related activities, regulatory activities and other related services performed by third-parties. At the end of each reporting period, the Company compares payments made to third-party service providers to the estimated expenses incurred based on the services provided and progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the estimated expenses incurred, the Company may record net prepaid or accrued research and development expenses relating to these costs. Up-front fees incurred in obtaining technology licenses, as well as milestone payments to licensors, are charged to research and development expense as incurred if the technology licensed has no alternative future use.

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

The Company’s stock-based awards may be subject to either service or performance-based vesting conditions. Compensation expense related to awards with service-based vesting conditions is recognized on a straight-line basis based on the estimated grant date fair value over the requisite service period of the award, which is generally the vesting term. Compensation expense related to awards with performance-based vesting conditions is recognized based on the estimated grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

The Company has elected to not estimate forfeitures of stock-based awards and accounts for forfeitures as they occur.

The Company estimates the fair value of its stock option awards using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (i) the fair value of the underlying common stock, (ii) the expected stock price volatility, (iii) the expected term of the award, (iv) the risk-free interest rate and (v) expected dividends. For reporting periods through December 31, 2020, the Company did not have sufficient historical or implied volatility data for its common stock necessary to estimate expected volatility over a period of time commensurate with the expected term of its stock option awards. For such reporting periods, the Company estimated expected volatility based on a weighted-average of the historical volatility of its common stock and the common stock of a selected peer group of similar publicly traded companies for which sufficient historical volatility data was available. As more historical trading data became available over time, the Company gradually increased the weight placed on the historical volatility of its common stock versus the historical peer group volatility data. Effective January 1, 2021, the Company eliminated the use of historical peer group volatility data and now estimates expected volatility based solely on the historical volatility of its common stock given that sufficient historical volatility data has become available. The Company estimates the expected term of its employee stock options using the “simplified” method, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option, due to its lack of sufficient historical data. For stock options granted to nonemployees, the Company uses the contractual term of the award rather than expected term to estimate the fair value of the award. The Company estimates the risk-free interest rates for periods within the expected term of its options based on the rates of U.S. Treasury securities with maturity dates commensurate with the expected term of the associated awards. The Company assumes a dividend yield of zero for its common stock as it has never paid dividends and does not expect to pay dividends for the foreseeable future.

The Company estimates the fair value of restricted stock units based on the fair value of the Company’s common stock on the date of the grant.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive income (loss).

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

Correction of Previously Issued Financial Statements

During the quarter ended December 31, 2021, the Company identified an immaterial error in the presentation of payments made under the liability related to the sale of future royalties in the consolidated statements of cash flows for the three months ended March 31, 2021, six months ended June 30, 2021 and nine months ended September 30, 2021. Payments made under the liability related to the sale of future royalties were presented as cash outflows from financing activities in the interim financial statements for these periods. Upon further review, the Company determined that the amount of these payments attributable to imputed interest expense should be presented as cash outflows from operating activities, and only the amount attributable to principal repayments should be presented as cash outflows from financing activities. The amounts previously reported as cash outflows from financing activities which should have been reported as cash outflows from operating activities were $2.9 million for the three months ended March 31, 2021, $9.1 million for the six months ended June 30, 2021 and $15.3 million for the nine months ended September 30, 2021. The Company evaluated the materiality of these errors from both a quantitative and qualitative perspective and concluded that they were immaterial to the aforementioned previously issued interim financial statements taken as a whole. The Company has corrected the presentation of these cash flows in the accompanying consolidated statement of cash flows for the year ended December 31, 2021. The error in presentation did not have an impact on the financial statements for any periods prior to 2021, and did not have an impact on the previously reported assets, liabilities, stockholders’ equity or results of operations for the interim periods ended March 31, 2021, June 30, 2021 and September 30, 2021. Although the Company has determined that this error was not material to its previously issued interim financial statements for 2021, the Company is revising the previously issued interim financial statements to correct for such error, which revision will be effected in connection with its future filings of Form 10-Q for interim periods in 2022. The accompanying consolidated financial statements for the year ended December 31, 2021 reflect the as corrected annualized impact of correcting the error.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this standard effective January 1, 2020 on a prospective basis. The Company has various cloud-based software applications accounted for as service contracts, the most significant of which is the Company’s enterprise resource planning (ERP) system for which implementation was in progress on the adoption date of this standard. The adoption of this standard resulted in the capitalization of certain costs during the years ended December 31, 2021 and 2020 related to the implementation of the ERP system and other cloud-based software applications which would have been expensed as incurred prior to the adoption of this standard. Once implementation activities are substantially complete and the cloud-based application is ready for its intended use, capitalization of implementation costs ceases and amounts capitalized are amortized on a straight-line basis over the term of the hosting arrangement. Capitalized implementation costs for cloud-based applications are classified on the consolidated balance sheets and statements of operations and comprehensive income (loss) in the same manner as the costs of the associated hosting arrangement. As of December 31, 2021 and 2020, the Company had recorded capitalized costs, net of amounts amortized, of $3.3 million and $1.6 million, respectively, related to the implementation of cloud-based software applications accounted for as service contracts, which were included in prepaid expenses and other assets in the consolidated balance sheets. Amortization of capitalized implementation costs for cloud-based applications recorded for the years ended December 31, 2021 and 2020 was $0.6 million and $0.1 million, respectively, and was in included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes the lease accounting requirements in ASC 840, Leases (Topic 840). Effective January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition method. Under this method, the Company applied Topic 842 to all leases in effect as of, or entered into after, January 1, 2019 and recorded the cumulative impact of the adoption as an adjustment to its accumulated deficit on January 1, 2019. The cumulative impact of the adoption of Topic 842 resulted in an increase in accumulated deficit of less than $0.1 million on January 1, 2019. The adoption of Topic 842 did not have a material impact on the Company’s results of operations for years ended December 31, 2021, 2020 and 2019, nor does the Company believe it will have a material impact on future results of operations based on its current leasing arrangements. Please refer to the significant accounting policies above for a description of the Company’s lease accounting policies upon the adoption on Topic 842.

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

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2021
U.S. government and agency securities	$60,118	$—	$(229)	$59,889
Certificates of deposit	2,936	2	(11)	2,927
Corporate bonds	442,792	62	(1,533)	441,321
	$505,846	$64	$(1,773)	$504,137

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2020
U.S. government and agency securities	$12,782	$22	$—	$12,804
Certificates of deposit	1,956	34	—	1,990
Corporate bonds	165,850	497	(55)	166,292
Municipal securities	3,035	2	—	3,037
	$183,623	$555	$(55)	$184,123

As of December 31, 2021 and 2020, no available-for-sale debt securities had remaining maturities greater than three years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of December 31, 2021 and 2020, the balance in accumulated other comprehensive loss consisted solely of unrealized gains and losses on available-for-sale debt securities, net of reclassification adjustments for realized gains and losses and income tax effects. Unrealized gain (loss) on available-for-sale securities, net, presented in the statements of operations and comprehensive income (loss) consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Unrealized gain (loss) before reclassifications	$(2,202)	$(426)	$1,392
Realized gains reclassified to investment income	(7)	(139)	(40)
Income tax expense	—	—	(467)
Unrealized gain (loss) on available-for-sale securities, net	$(2,209)	$(565)	$885

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
U.S. government and agency securities	$59,889	$(229)	$—	$—	$59,889	$(229)
Certificates of deposit	2,195	(11)	—	—	2,195	(11)
Corporate bonds	385,115	(1,533)	—	—	385,115	(1,533)
	$447,199	$(1,773)	$—	$—	$447,199	$(1,773)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Corporate bonds	$55,507	$(55)	$—	$—	$55,507	$(55)
	$55,507	$(55)	$—	$—	$55,507	$(55)

As of December 31, 2021, available-for-sale debt securities held by the Company which were in an unrealized loss position consisted of 92 investment grade security positions. The Company has the intent and ability to hold such securities until recovery, and based on the credit quality of the issuers and low severity of each unrealized loss position relative to its amortized cost basis, the Company did not identify any credit losses associated with its available-for-sale debt securities. The Company did not recognize any impairment or credit losses on available-for-sale debt securities during the years ended December 31, 2021, 2020 and 2019.

During the years ended December 31, 2020 and 2019, the Company recognized total net realized and unrealized gains of $4.8 million and $37.8 million, respectively, related to its marketable equity securities of Prevail Therapeutics Inc. (Prevail). The Prevail securities were acquired as consideration for a license to the NAV Technology Platform granted to Prevail in August 2017. Prevail completed its initial public offering (IPO) in June 2019, prior to which the securities were accounted for as non-marketable equity securities without a readily determinable fair value and had a carrying value of $0.4 million. Upon Prevail’s IPO in June 2019, the securities were reclassified to marketable securities and remeasured at fair value at each subsequent reporting date. As of December 31, 2020, the Company had sold all of its Prevail equity securities.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2021
Cash equivalents:
Money market mutual funds	$—	$236,340	$—	$236,340
Total cash equivalents	—	236,340	—	236,340
Marketable securities:
U.S. government and agency securities	—	59,889	—	59,889
Certificates of deposit	—	2,927	—	2,927
Corporate bonds	—	441,321	—	441,321
Total marketable securities	—	504,137	—	504,137
Total cash equivalents and marketable securities	$—	$740,477	$—	$740,477

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2020
Cash equivalents:
Money market mutual funds	$—	$96,307	$—	$96,307
Total cash equivalents	—	96,307	—	96,307
Marketable securities:
U.S. government and agency securities	—	12,804	—	12,804
Certificates of deposit	—	1,990	—	1,990
Corporate bonds	—	166,292	—	166,292
Municipal securities	—	3,037	—	3,037
Total marketable securities	—	184,123	—	184,123
Total cash equivalents and marketable securities	$—	$280,430	$—	$280,430

Management estimates that the carrying amounts of its current accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Accounts receivable which contain non-current portions are recorded at their present values using a discount rate that is based on prevailing market rates and the credit profile of the licensee on the date the amounts are initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be materially different from those that would be used as of December 31, 2021 to determine the present value of the receivables. Accordingly, management estimates that the carrying value of its non-current accounts receivable approximates the fair value of those instruments. Management estimates that the carrying value of the liability related to the sale of future royalties approximates fair value. As discussed in Note 7, the carrying value of the liability related to the sale of future royalties is based on the Company’s estimate of future royalty payments expected to be paid to HCR over the life of the arrangement, which are considered Level 3 inputs.

Non-marketable Equity Securities

Non-marketable equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. As of December 31, 2021, the Company did not hold any non-marketable equity securities. As of December 31, 2020, non-marketable equity securities had a carrying value of $1.1 million and were included in other assets on the consolidated balance sheet. The Company did not identify any observable price changes or changes in circumstances that would have had an adverse effect on the fair value of the securities as of December 31, 2020. No remeasurements or impairment losses were recorded on non-marketable equity securities during the years ended December 31, 2021, 2020 and 2019.

The Company’s non-marketable equity securities as of December 31, 2020 consisted solely of equity securities of Corlieve Therapeutics SAS (Corlieve), which were acquired in June 2020 as consideration under a license and collaboration agreement with Corlieve. In July 2021, Corlieve was acquired by uniQure N.V. (uniQure). In exchange for its ownership in Corlieve, the Company received sales proceeds of €4.8 million ($5.6 million) from uniQure and is entitled to receive additional proceeds of €0.5 million ($0.6 million as of December 31, 2021) by July 2022. The Company recorded a realized gain of $5.2 million during the year ended December 31, 2021 as a result of the acquisition of its Corlieve securities by uniQure, which is included in investment income in the consolidated statements of operations and comprehensive income (loss). In connection with the acquisition, the Company is also eligible to receive payments of up to €37.1 million ($42.1 million as of December 31, 2021) from uniQure contingent upon the achievement of various development and regulatory milestones, none of which have been recognized in the consolidated financial statements as of December 31, 2021. Proceeds contingent upon the achievement of these milestones will be recognized as investment income in the period in which any uncertainty regarding realization is substantially resolved, which may not occur until the achievement of the underlying milestones. It is at least reasonably possible that some or all of the proceeds contingent upon these milestones will not be realized by the Company.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2021	2020
Laboratory and manufacturing equipment	$56,976	$26,306
Computer equipment and software	4,268	3,764
Furniture and fixtures	6,804	4,114
Leasehold improvements	92,535	44,957
Total property and equipment	160,583	79,141
Accumulated depreciation and amortization	(29,036)	(22,674)
Property and equipment, net	$131,547	$56,467

During the years ended December 31, 2021, 2020 and 2019, the Company recorded depreciation and amortization expense of $9.6 million, $8.4 million and $7.2 million, respectively.

6. Leases

9804 Medical Center Drive

In November 2018, the Company entered into an operating lease, as amended from time to time, for approximately 186,000 square feet of office, laboratory and manufacturing facilities at a new building to be constructed at 9804 Medical Center Drive in Rockville, Maryland (the 9804 Medical Center Drive Lease), which will serve as the Company’s corporate, research and manufacturing headquarters. The initial construction of the building was performed by the landlord and the lease commenced in September 2020 upon delivery of the leased premises to the Company to make additional improvements to the building. Monthly payments under the lease began in September 2021 and escalate annually in accordance with the lease agreement. The lease expires in September 2036, subject to extension and termination options held by the Company. The Company has the option to extend the term of the lease for up to 10 additional years and the option to terminate the lease, with payment of an early termination fee, after 12 years from the delivery of the leased premises to the Company. As of December 31, 2021, the Company’s extension and termination options under the 9804 Medical Center Drive Lease have been excluded from the measurement of the right-of-use assets and lease liabilities as they were not reasonably certain of exercise. As required by the lease agreement, the Company has provided the landlord with an irrevocable letter of credit of $1.1 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease.

Pursuant to the 9804 Medical Center Drive Lease, the Company received a $19.5 million tenant improvement allowance from the landlord to perform improvements to the leased premises. The tenant improvement allowance has been recorded as a reduction of the right-of-use assets for the lease and is amortized on a straight-line basis as a reduction of lease expense over the term of the lease. As of December 31, 2021, the Company had unreimbursed amounts remaining under the tenant improvement allowance of $1.5 million, which were deemed in-substance lease payments and recorded as a reduction of the lease liability. The Company began occupation of a portion of the facility in 2021, while the buildout of the remaining portion of the building, including the manufacturing facility, is expected to be completed in the first half of 2022. As of December 31, 2021, the Company had recorded property and equipment at cost of $113.2 million related to the buildout at 9804 Medical Center Drive, of which $41.2 million was placed in service upon the initial occupation of the building in 2021 and $72.0 million, primarily related to the manufacturing facility, has not yet been placed in service.

The Company recorded the right-of-use assets and lease liabilities related to the 9804 Medical Center Drive Lease upon its commencement in September 2020. As of December 31, 2021, the Company had recorded right-of-use assets of $48.3 million and lease liabilities of $72.5 million related to the 9804 Medical Center Drive Lease.

9712 Medical Center Drive

In March 2015, the Company entered into an operating lease for office space at 9712 Medical Center Drive in Rockville, Maryland (the 9712 Medical Center Drive Lease). The lease term commenced in April 2015, and monthly payments under the lease began in October 2015 and escalate annually in accordance with the lease agreement.

The 9712 Medical Center Drive Lease has been amended from time to time to include additional office and laboratory space at an adjacent building located at 9714 Medical Center Drive and extend the term of the lease. In October 2020, the 9712 Medical Center Drive Lease was amended to extend the lease term from September 2021 to February 2027, subject to extension options held by the Company. The October 2020 amendment resulted in a $7.2 million increase in the right-of-use assets and lease liabilities under the 9712 Medical Center Drive Lease. The Company has an option to extend the term of the lease for three additional years, as well as an option to extend the lease term to be coterminous with the 9804 Medical Center Drive Lease, which expires in September 2036. As of December 31, 2021, the Company’s extension options under the 9712 Medical Center Drive Lease have been excluded from the measurement of the right-of-use assets and lease liabilities as they were not reasonably certain of exercise. The Company received a $0.4 million tenant improvement allowance from the landlord which has been recorded as a reduction of the right-of-use assets for the lease and is amortized on a straight-line basis as a reduction of lease expense over the term of the lease.

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

9600 Blackwell Road

In November 2020, the Company exercised its termination option under the operating lease for its former corporate headquarters at 9600 Blackwell Road in Rockville, Maryland (the 9600 Blackwell Road Lease). Upon exercise of the termination option, the Company was obligated to pay an early termination fee of $0.4 million and the lease term was reduced from September 2023 to September 2021. The exercise of the termination option in November 2020 resulted in a $0.7 million decrease in the right-of-use assets and lease liabilities under the 9600 Blackwell Road Lease, and the lease was terminated upon its expiration in September 2021.

Other Leases

The Company leases additional laboratory and other equipment under operating leases with various expiration dates through 2028, including leases which have been executed but have not yet commenced.

Operating Lease Information

All of the Company’s leases are classified as operating leases. The following table summarizes the Company’s lease costs and supplemental cash flow information related to its operating leases (in thousands):

	Years Ended December 31,
	2021	2020	2019
Operating lease cost	$9,729	$5,246	$3,040
Variable lease cost	2,348	1,104	666
Total lease cost	$12,077	$6,350	$3,706

Cash paid (received) for amounts included in operating lease liabilities	$(6,765)	$(678)	$2,724
Right-of-use assets acquired through operating lease liabilities	$1,955	$56,956	$5,114

Cash received for amounts included in operating lease liabilities for the years ended December 31, 2021 and 2020 includes $11.4 million and $5.0 million, respectively, received by the Company during the period under its tenant improvement allowances, which were deemed in-substance lease payments and included in the calculation of the lease liability. Right-of-use assets acquired through operating lease liabilities for the years ended December 31, 2020 and 2019 include additions and reductions to right-of-use assets resulting from lease modifications and changes in lease term. Short-term lease expense for the years ended December 31, 2021, 2020 and 2019 was not material and is included in operating lease cost in the table above. Variable lease cost under the Company’s operating leases includes items such as common area maintenance, utilities, taxes and other charges.

The weighted-average remaining lease term and weighted-average discount rate of the Company’s operating leases were as follows:

	As of December 31,
	2021	2020
Weighted-average remaining lease term (years)	13.2	13.7
Weighted-average discount rate	5.6%	5.6%

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the Company’s operating leases to the amounts reported as operating lease liabilities on the consolidated balance sheet as of December 31, 2021 (in thousands):

As of
December 31, 2021
Undiscounted future minimum lease payments:
2022	$6,556
2023	9,163
2024	10,224
2025	10,383
2026	10,388
Thereafter	83,050
Total undiscounted future minimum lease payments	$129,764
Amount representing imputed interest	(41,619)
Tenant improvement allowance not yet received	(1,464)
Total operating lease liabilities	86,681
Current portion of operating lease liabilities	(1,752)
Operating lease liabilities, non-current	$84,929

The table above excludes future minimum lease payments for leases which were executed but had not yet commenced as of December 31, 2021, the total of which were not material.

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

The proceeds received from HCR of $196.0 million were recorded as a liability, net of transaction costs of $3.5 million, which is amortized over the estimated life of the arrangement using the effective interest method. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be received by HCR, subject to the Cap Amount, over the life of the arrangement. The total amount of royalty payments received by HCR under the agreement, less the net proceeds received by the Company of $192.5 million, is recorded as interest expense over the life of the arrangement using the effective interest method. Due to its continuing involvement in the underlying license agreement with Novartis Gene Therapies, the Company continues to recognize royalty revenue on net sales of Zolgensma and records the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement.

The Company estimates the effective interest rate used to record interest expense under the Royalty Purchase Agreement based on its estimate of future royalty payments to be received by HCR. As of December 31, 2021, the estimated effective interest rate under the agreement was 15.1%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments received by HCR and changes in the Company’s forecasted royalties. At each reporting date, the Company reassesses its estimate of total future royalty payments to be received by HCR at the applicable Cap Amount, and prospectively adjusts the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability related to the sale of future royalties under the Royalty Purchase Agreement with HCR (in thousands):

Liability Related to
Sale of Future Royalties
Proceeds from sale of future royalties in December 2020	$196,000
Deferred transaction costs	(3,473)
Interest expense recognized	771
Balance at December 31, 2020	193,298
Zolgensma royalties paid to HCR	(48,226)
Interest expense recognized	26,277
Balance at December 31, 2021	171,349
Current portion of liability related to sale of future royalties	(37,889)
Liability related to sale of future royalties, non-current	$133,460

8. Commitments and Contingencies

In-licensed Technology

The Company in-licenses intellectual property from third parties for technology and know-how used in its product candidates and development programs, some of which is further sublicensed to NAV Technology Licensees and collaboration partners. In-licenses may require the Company to make future payments relating to sublicense fees, milestone fees and royalties on future sales of licensed products. Additionally, the Company may be responsible for the cost of the maintenance of the intellectual property as incurred by its licensors. Up-front fees to obtain licensed technology are recorded as research and development expenses if the technology has no alternative future use. Sublicense fees are based on a specified percentage of license fees earned by the Company as a result of sublicensing the technology to third parties and are recorded as cost of revenues. Milestone fees are recorded as cost of revenues if the underlying milestone is achieved by a licensee, or as research and development expense if the underlying milestone is achieved by the Company as a result of the development of its product candidates and the technology has no alternative future use. Royalties due to licensors on sales of licensed products, including sales by NAV Technology Licensees, are recorded as cost of revenues. Patent maintenance costs are recorded as general and administrative expenses.

Please refer to Note 10 for information on licenses granted by the Company and collaboration agreements with third parties.

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

In April 2019, the Company amended its license from Penn to include exclusive license rights to certain patent rights and know-how, including research data and other information, relating to the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease. In consideration for the additional licensed rights, and in addition to any consideration owed under the license prior to the amendment, the Company paid Penn an up-front fee and is obligated to pay milestone fees of up to $20.5 million upon the achievement of various development and sales-based milestones and additional royalties on net sales of licensed products for the treatment of CLN2 disease, none of which have been achieved or deemed probable of achievement as of December 31, 2021. Additionally, the amendment modified the percentage of sublicense fees the Company is obligated to pay Penn on amounts received by the Company from third parties for the sublicensing of the licensed rights for the treatment of CLN2 disease.

Expenses incurred by the Company related to the license from Penn were recorded as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of revenues	$8,046	$39	$—
Research and development	—	—	200
General and administrative	706	821	905
	$8,752	$860	$1,105

As of December 31, 2021 and 2020, the Company had recorded $8.2 million and $0.1 million, respectively, in expenses payable to Penn under the license agreement, which are included in accounts payable, accrued expenses and other current liabilities and other liabilities on the consolidated balance sheets.

GlaxoSmithKline LLC

In March 2009, the Company entered into a license agreement, which was amended in April 2009, with GlaxoSmithKline LLC (GSK) for exclusive, worldwide rights to certain patents underlying the Company’s NAV Technology Platform which are owned by Penn and exclusively licensed to GSK. Pursuant to the license agreement, the Company is obligated to pay GSK royalties on net sales of licensed products and sublicense fees. Additionally, the Company is obligated to reimburse GSK for certain costs incurred related to the maintenance of the licensed patents. The Company was also obligated to pay $1.5 million to GSK upon the achievement of various milestones, all of which have been achieved and paid as of December 31, 2021.

Expenses incurred by the Company related to the license from GSK were recorded as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of revenues:
Royalties on net sales of Zolgensma	$43,161	$26,278	$5,822
Other cost of revenues	626	9,398	2,419
Total cost of revenues	43,787	35,676	8,241
General and administrative	889	1,046	928
	$44,676	$36,722	$9,169

As of December 31, 2021 and 2020, the Company had recorded $16.3 million and $13.1 million, respectively, in expenses payable to GSK under the license agreement, which are included in accounts payable, accrued expenses and other current liabilities and other liabilities on the consolidated balance sheets.

Clearside Biomedical, Inc.

In August 2019, the Company entered into an option and license agreement with Clearside Biomedical, Inc. (Clearside) pursuant to which the Company was granted an option to exclusively license the worldwide rights to certain patents related to Clearside’s proprietary, in-office SCS Microinjector™ for the delivery of RGX-314 to the suprachoroidal space to treat wet age-related macular degeneration (wet AMD), diabetic retinopathy (DR) and other diseases. The Company exercised its license option in October 2019, resulting in a payment of $1.6 million to Clearside which was recognized as research and development expense upon exercise. Additionally, the Company is obligated to pay milestone fees of up to $136.0 million upon the achievement of various development and sales-based milestones, as well as royalties on net sales of licensed products using the SCS Microinjector. Clearside is responsible for supplying the SCS Microinjector to the Company to support all preclinical, clinical and commercial needs. From the inception of the agreement through December 31, 2021, the Company had incurred $3.0 million for development milestones achieved, or deemed probable of achievement, under the agreement.

Other Licenses

In November 2014, the Company entered into a license agreement, which has been amended from time to time, with Regents of the University of Minnesota (Minnesota), for an exclusive license under Minnesota’s interest in certain patent rights which are co-owned by Minnesota and the Company to commercialize products covered by the licensed patent rights in any country or territory in which a licensed patent has been issued and is unexpired, or a licensed patent application is pending. Pursuant to the license agreement, the Company is obligated to pay Minnesota annual maintenance fees, royalties on net sales, sublicense fees and fees upon the achievement of various milestones. Additionally, the Company is obligated to pay for certain costs incurred related to the maintenance of the licensed patents.

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

Other Funding Commitments

In the normal course of business, the Company enters into agreements with contract research organizations, contract manufacturing organizations and other third parties for services to be provided to the Company. Generally, these agreements provide for termination upon notice, with specified amounts due upon termination based on the timing of termination and the terms of the agreement. The actual amounts and timing of payments under these agreements are uncertain and contingent upon the initiation and completion of services to be provided to the Company.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s potential exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2021 and 2020, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recorded any related liabilities.

9. Capitalization

As of December 31, 2021 and 2020, the authorized capital stock of the Company included 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s restated certificate of incorporation and bylaws contain the rights, preferences and privileges of the Company’s stockholders and their respective shares.

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

Shares of common stock reserved for future issuance were as follows (in thousands):

	As of December 31,
	2021	2020
Reserved for issuance under equity incentive plans	9,755	8,659
Reserved for issuance under employee stock purchase plan	769	448
	10,524	9,107

10. License and Collaboration Agreements

Please refer to Note 8 for information on license agreements for technology in-licensed by the Company from third parties.

License and Royalty Revenue

As of December 31, 2021, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in one commercially available product, Zolgensma, and in the development of a number of licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development of certain product candidates. Consideration to the Company under its license agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products and (v) other consideration payable upon optional goods and services purchased by licensees. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

License and royalty revenue consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
AbbVie collaboration and license agreement	$370,000	$—	$—
Royalties on net sales of Zolgensma	94,978	61,631	20,829
Achievement of sales-based milestone for Zolgensma	—	80,000	—
Other license and royalty revenue	5,369	12,936	14,404
Total license and royalty revenue	$470,347	$154,567	$35,233

Development milestone payments are evaluated each reporting period and are only included in the transaction price of each license and recognized as license revenue to the extent the milestones are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of December 31, 2021, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $1.58 billion, including (i) $538.3 million upon the commencement of various stages of clinical trials, (ii) $21.0 million upon the submission of regulatory approval filings, (iii) $141.0 million upon the approval of commercial products by regulatory agencies and (iv) $877.0 million upon the achievement of specified sales targets for licensed products, including milestones payable upon first commercial sales of licensed products. To the extent the milestone payments are realized by the Company, the Company will be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of these milestones is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

Changes in Accounts Receivable, Contract Assets and Deferred Revenue

The following table presents changes in the balances of the Company’s net accounts receivable, contract assets and deferred revenue, as well as other information regarding revenue recognized, during the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Accounts receivable, net, current and non-current:
Balance, beginning of period	$46,266	$42,303	$31,599
Additions	472,347	158,682	39,203
Deductions	(483,912)	(154,719)	(28,499)
Balance, end of period	$34,701	$46,266	$42,303

Contract assets:
Balance, beginning of period	$350	$—	$750
Additions	1,074	350	1,000
Deductions	(350)	—	(1,750)
Balance, end of period	$1,074	$350	$—

Deferred revenue, current and non-current:
Balance, beginning of period	$4,232	$3,333	$3,933
Additions	—	1,124	—
Deductions	(899)	(225)	(600)
Balance, end of period	$3,333	$4,232	$3,333

Revenue recognized during the period from:
Amounts included in deferred revenue at beginning of period	$390	$—	$600
Performance obligations satisfied in previous periods	$98,575	$146,772	$26,689

Additions to accounts receivable during the periods presented consisted primarily of royalties on net sales of Zolgensma, new licenses granted by the Company, the achievement of milestones by licensees, interest income recognized and decreases in the allowance for credit losses during the period. Deductions to accounts receivable during the periods presented consisted primarily of amounts collected from licensees and increases in the allowance for credit losses during the period. Additions to accounts receivable during the year ended December 31, 2021 include $370.0 million billed to AbbVie Global Enterprises Ltd. under the collaboration and license agreement which became effective in November 2021. Additions to accounts receivable during the year ended December 31, 2020 include $80.0 million billed to Novartis Gene Therapies upon the achievement of a sales-based milestone for net sales of Zolgensma in the third quarter of 2020.

Additions to contract assets during the periods presented consisted of development milestones deemed probable of achievement by licensees during the period and revenue recognized from research and development services performed by the Company for which payment by the licensee is not unconditional. Deductions to contract assets during the periods presented consisted of the achievement of development milestones by licensees and billing of the associated milestone payments by the Company. Contract assets as of December 31, 2021 and 2020 are included in other current assets on the consolidated balance sheets.

As of December 31, 2021, the Company had recorded deferred revenue of $3.3 million which represents consideration received from licensees for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations consisted of (i) options granted to licensees that provide material rights to the licensee to acquire additional licenses from the Company, which will be satisfied upon the exercise or expiration of the options and (ii) research and development services to be performed by the Company related to licensed products, which will be satisfied as the research and development services are performed.

Revenue recognized from performance obligations satisfied in previous periods was primarily attributable to Zolgensma royalty revenues, the achievement of a sales-based milestone for net sales of Zolgensma, sublicense fees earned from licensees and changes in the transaction prices of the Company’s license agreements. Changes in transaction prices were primarily attributable to development milestones achieved or deemed probable of achievement during the periods, which were previously not considered probable of achievement.

Accounts Receivable, Contract Assets and the Allowance for Credit Losses

Accounts receivable, net consisted of the following (in thousands):

	As of December 31,
	2021	2020
Current accounts receivable:
Billed to customers	$365	$30,573
Unbilled	32,074	20,104
Allowance for credit losses	—	(7,678)
Current accounts receivable, net	32,439	42,999
Non-current accounts receivable:
Unbilled	6,020	3,267
Allowance for credit losses	(3,758)	—
Non-current accounts receivable, net	2,262	3,267
Total accounts receivable, net	$34,701	$46,266

The following table presents the changes in the allowance for credit losses related to accounts receivable and contract assets for the years ended December 31, 2021 and 2020 (in thousands):

	Allowance for Credit Losses
	Accounts Receivable	Contract Assets
Balance at December 31, 2019	$—	$—
Provision for credit losses (recoveries)	7,678	—
Write-offs	—	—
Balance at December 31, 2020	7,678	—
Provision for credit losses (recoveries)	(2,569)	—
Changes in present value discount of receivables	(1,243)	—
Write-offs	(108)	—
Balance at December 31, 2021	$3,758	$—

The Company’s allowance for credit losses as of December 31, 2021 and 2020 was related solely to accounts receivable from Abeona. Please refer to the section below, Abeona Therapeutics Inc., for further information regarding amounts due from Abeona and the associated allowance for credit losses. The Company’s provision for credit losses (recoveries) for the years ended December 31, 2021 and 2020 was $(2.6) million and $7.7 million, respectively, and was related solely to changes in estimates regarding the collectability of the accounts receivable due from Abeona. No allowance for credit losses was recorded as of December 31, 2019, and no provision for credit losses (recoveries) was recorded for the year ended December 31, 2019.

Novartis Gene Therapies, Inc.

In March 2014, the Company entered into an exclusive license agreement (as amended, the March 2014 License) with Novartis Gene Therapies (formerly AveXis, Inc.). Under the March 2014 License, the Company granted Novartis Gene Therapies an exclusive, worldwide commercial license, with rights to sublicense, to the NAV Technology Platform, as well as other certain rights, for the treatment of SMA in humans by in vivo gene therapy.

In consideration for the rights granted under the license, Novartis Gene Therapies paid the Company (i) an up-front fee of $2.0 million upon the execution of the agreement in 2014, (ii) license fees totaling $180.0 million upon the amendment of the agreement in January 2018 and the subsequent acquisition of AveXis, Inc. (now Novartis Gene Therapies) by Novartis in May 2018, (iii) total cumulative payments of $12.3 million upon the achievement of various development milestones, and (iv) a sales-based milestone payment of $80.0 million upon the achievement of $1.0 billion in cumulative net sales of Zolgensma. In addition to the consideration above, Novartis Gene Therapies is obligated to pay to the Company fixed annual fees, royalties on net sales of licensed products and a percentage of any sublicense fees received by Novartis Gene Therapies from sublicensees for the licensed intellectual property rights. Royalties are payable by Novartis Gene Therapies at a mid-single to low double-digit percentage of net sales of licensed products using the NAV AAV9 vector, and a low double-digit percentage of net sales of licensed products using a licensed vector other than NAV AAV9, and are subject to reduction in specified circumstances.

Novartis Gene Therapies launched commercial sales of Zolgensma, a licensed product under the March 2014 License, in the second quarter of 2019, upon which the Company began recognizing royalty revenue on net sales of the licensed product. Pursuant to the license agreement, Novartis Gene Therapies was obligated to pay a sales-based milestone fee of $80.0 million to the Company upon the achievement of $1.0 billion in cumulative net sales of licensed products. Novartis Gene Therapies achieved cumulative net sales of Zolgensma of $1.0 billion in the third quarter of 2020, upon which the Company recognized revenue of $80.0 million related to the sales-based milestone fee. Additionally, the Company recognized license revenue of $3.5 million and $3.5 million for the years ended December 31, 2020 and 2019, respectively, related to development milestones achieved during the periods which were previously considered not probable of achievement. As of December 31, 2020, all development and sales-based milestones under the March 2014 License had been achieved and associated milestone payments had been received from Novartis Gene Therapies.

The Company recognized the following amounts under the March 2014 License with Novartis Gene Therapies (in thousands):

	Years Ended December 31,
	2021	2020	2019
Royalties on net sales of Zolgensma	$94,978	$61,631	$20,829
Achievement of sales-based milestone for Zolgensma	—	80,000	—
Other license revenue	—	3,500	3,500
Total license and royalty revenue	$94,978	$145,131	$24,329

Interest income from licensing	$22	$26	$29

As of December 31, 2021 and 2020, the Company had recorded total accounts receivable of $26.6 million and $19.6 million, respectively, from Novartis Gene Therapies under the March 2014 License, which consisted primarily of Zolgensma royalties receivable. Zolgensma royalties receivable recorded as of December 31, 2021 included $12.8 million expected to be paid to HCR in accordance with the Royalty Purchase Agreement discussed in Note 7.

Abeona Therapeutics Inc.

In November 2018, the Company entered into a license agreement with Abeona (as amended, the November 2018 License) for the treatment of various diseases using the NAV Technology Platform. Pursuant to the November 2018 License, Abeona was required to pay a license fee of $8.0 million to the Company no later than April 1, 2020. Abeona failed to make this payment, and in April 2020, the Company delivered to Abeona a notice of its breach of the license agreement and written demand for payment. Upon expiration of the applicable cure period in May 2020, the license agreement terminated. As a result of the termination, Abeona was required to pay an additional $20.0 million license fee to the Company within 15 days of the termination date, which otherwise would have been due to the Company in November 2020. Unpaid balances due under the November 2018 License accrue interest at 1.5% per month.

In May 2020, after the termination of the November 2018 License, Abeona filed a claim in arbitration alleging that the Company had breached certain responsibilities to communicate with Abeona regarding the Company’s prosecution of licensed patents under the November 2018 License. The Company disputed Abeona’s claim and filed a counterclaim in arbitration demanding payment of the $28.0 million of unpaid fees from Abeona, plus accrued interest. A binding arbitration was held in March 2021 and the arbitration tribunal issued its ruling in July 2021, which denied Abeona’s claim and upheld the Company’s counterclaim. The arbitration tribunal’s ruling, which was subsequently amended to reflect a minor adjustment in the computation of accrued interest, awarded the Company a total of $33.6 million, which consisted of $28.0 million in damages and $5.6 million in accrued interest payable to the Company by Abeona.

Subsequent to the arbitration tribunal’s ruling in July 2021, Abeona filed an additional claim in a second arbitration to enforce a purported settlement relating to the unpaid fees, which the Company disputed. In November 2021, the Company and Abeona entered into a settlement agreement and mutual release (the Settlement Agreement) to resolve all arbitration and legal proceedings and mutually release each party from any and all claims under the November 2018 License. Pursuant to the Settlement Agreement, Abeona will pay the Company a total of $30.0 million as follows: (i) $20.0 million which was paid in November 2021, (ii) $5.0 million payable in November 2022, which is fully secured by an irrevocable standby letter of credit issued to the Company by a reputable U.S. financial institution, and (iii) $5.0 million payable on the earlier of the third anniversary of the Settlement Agreement in November 2024 or the closing of a specified type of transaction by Abeona.

As of December 31, 2020, the Company had recorded gross accounts receivable of $30.1 million from Abeona under the November 2018 License, which consisted of the $8.0 million fee due in April 2020, the $20.0 million fee due within 15 days of the termination of the license agreement in May 2020 and accrued interest on the outstanding balances. As a result of its assessment of credit risk, the Company recorded an allowance for credit loss of $7.7 million as of December 31, 2020 related to the accounts receivable due from Abeona. As of December 31, 2020, the Company had recognized interest income from licensing of $2.1 million related to the unpaid license fees from Abeona, which was included in the gross accounts receivable balance of $30.1 million. In accordance with its interest accrual policy, the Company ceased the recognition of interest income accrued under the license agreement subsequent to the establishment of the allowance for credit losses in the third quarter of 2020.

In accordance with the Settlement Agreement, the Company received a payment of $20.0 million from Abeona in November 2021. As of December 31, 2021, the Company had recorded gross accounts receivable of $8.8 million from Abeona under the Settlement Agreement, which consisted of current accounts receivable of $5.0 million for the payment due in November 2022, and non-current accounts receivable of $3.8 million for the present value of the $5.0 million payment due by November 2024. While the Company anticipates taking appropriate measures to enforce the full collection of amounts due from Abeona under the Settlement Agreement, the Company assessed the collectability of the accounts receivable from Abeona as it relates to credit risk. In performing this assessment, the Company evaluated Abeona’s credit profile and financial condition, as well its expectations regarding Abeona’s future cash flows and ability to satisfy the contractual obligations of the Settlement Agreement. As a result of its analysis, the Company recorded an allowance for credit losses of $3.8 million as of December 31, 2021 related to the non-current accounts receivable due from Abeona. The Company recorded a provision for credit losses (recoveries) of $(2.6) million and $7.7 million for the years ended December 31, 2021 and 2020, respectively, as a result of changes in estimates regarding the allowance during the periods. The present value discount of the non-current accounts receivable from Abeona is accreted as interest income from licensing through the contractual due date using the effective interest method. The Company has elected to record increases in the allowance for credit losses associated with the accretion of the present value discount of the receivable as a reduction of the associated interest income, resulting in no interest income recognized during the period related to the accretion of the present value discount on the non-current receivable from Abeona.

Collaboration Agreements

AbbVie Global Enterprises Ltd.

In September 2021, the Company entered into a collaboration and license agreement with AbbVie Global Enterprises Ltd. (AbbVie), a subsidiary of AbbVie Inc., to jointly develop and commercialize RGX-314, the Company’s product candidate for the treatment of wet AMD, DR and other chronic retinal diseases (the AbbVie Collaboration Agreement). The AbbVie Collaboration Agreement became effective in November 2021.

Pursuant to the AbbVie Collaboration Agreement, the Company granted AbbVie a co-exclusive license to develop and commercialize RGX-314 in the United States and an exclusive license to develop and commercialize RGX-314 outside the United States. The Company and AbbVie will collaborate to develop RGX-314 in the United States, and AbbVie will be responsible for the development of RGX-314 in specified markets outside the United States. Through December 31, 2022, the Company will be responsible for development expenses for certain ongoing trials of RGX-314 and the parties will share additional development expenses related to RGX-314. Beginning on January 1, 2023, AbbVie will be responsible for the majority of all RGX-314 development expenses.

The Company will lead the manufacturing of RGX-314 for clinical development and U.S. commercial supply, and AbbVie will lead the manufacturing of RGX-314 for commercial supply outside the United States. Manufacturing expenses will be allocated between the parties in accordance with the terms of the AbbVie Collaboration Agreement and supply agreements determined in accordance with the agreement. If requested by AbbVie, the Company will manufacture up to a specified portion RGX-314 for commercial supply outside the United States at a price specified in the agreement. AbbVie will lead the commercialization of RGX-314 globally, and the Company will participate in U.S. commercialization efforts as provided under a commercialization plan determined in accordance with the agreement. The Company and AbbVie will share equally in the net profits and net losses associated with the commercialization of RGX-314 in the United States. Outside the United States, AbbVie will be responsible, at its sole cost, for the commercialization of RGX-314.

In consideration for the rights granted under the AbbVie Collaboration Agreement, AbbVie paid the Company an up-front fee of $370.0 million upon the effective date of the agreement in November 2021, and is required to pay to the Company up to $1.38 billion upon the achievement of specified development and sales-based milestones, of which $562.5 million are based on development milestones and $820.0 million are sales-based milestones. AbbVie is also required to pay to the Company tiered royalties on net sales of RGX-314 outside the United States at percentages in the mid-teens to low twenties, subject to specified offsets and reductions.

The AbbVie Collaboration Agreement contains provisions for termination, including termination for convenience by AbbVie. Contemporaneously with entering into the AbbVie Collaboration Agreement in September 2021, the Company entered into a sublicense agreement with AbbVie (the AbbVie Sublicense Agreement) pursuant to which the Company granted AbbVie an exclusive sublicense to exploit licensed products in connection with the AbbVie Collaboration Agreement under specified patents licensed to the Company by Penn. The AbbVie Sublicense Agreement became effective contemporaneously with the AbbVie Collaboration Agreement in November 2021 and is coterminous with the AbbVie Collaboration Agreement.

The Company evaluated its various commitments under the AbbVie Collaboration Agreement and identified the following distinct units of account: (i) delivery of an intellectual property license for the rights to develop and commercialize RGX-314 globally, (ii) development, manufacturing and commercialization activities for RGX-314 in the United States, and (iii) manufacturing of commercial supply for sales of RGX-314 outside the United States, if requested by AbbVie. In determining the distinct units of account, the Company concluded that the license granted to AbbVie to develop and commercialize RGX-314 is distinct from the other goods and services promised under the agreement, as AbbVie can benefit from the license on a standalone basis and, based on the stage of development of RGX-314, the underlying licensed products and know-how are not expected to be significantly modified as a result of other goods and services promised under the agreement.

For each of the distinct units of account identified under the AbbVie Collaboration Agreement, the Company determined whether the transactions should be accounted for as a contract with a customer within the scope of Topic 606 or as a collaborative arrangement within the scope of Topic 808. The Company concluded that the units of account for the delivery of the functional intellectual property license and the manufacturing of commercial supply for sales of RGX-314 outside the United States should be accounted for as revenue under Topic 606, as AbbVie is deemed to be a customer for these transactions. The Company concluded that the unit of account for development, manufacturing and commercialization activities for RGX-314 in the United States should be accounted for as a collaborative arrangement under Topic 808, as these represent joint operating activities for which the Company and AbbVie are both active participants and exposed to significant risks and rewards dependent on the commercial success of such activities.

The Company applied the requirements of Topic 606 to the AbbVie Collaboration Agreement for the units of account in which AbbVie was deemed to be a customer. The Company determined that there is only one material performance obligation under the agreement for the delivery of the intellectual property license to develop and commercialize RGX-314 globally. The Company evaluated options granted to AbbVie under the agreement and determined that the options do not represent material rights, and therefore are not considered separate performance obligations under the current contract. Specifically, the Company concluded that the option granted to AbbVie to purchase commercial supply of RGX-314 from the Company for a portion of sales outside the United States does not convey a material right, as the option is not priced at an incremental discount to the standalone selling price of the underlying goods and services. Additionally, the Company identified various promises under the AbbVie Collaboration Agreement which were determined to be immaterial in the context of the contract and will not be accounted for as a separate performance obligations.

Upon the effective date of the agreement and as of December 31, 2021, the transaction price of the AbbVie Collaboration Agreement was $370.0 million, which consisted solely of the up-front payment in November 2021. The $370.0 million transaction price was fully recognized as revenue upon the delivery of the license to AbbVie in November 2021. Variable consideration under the AbbVie Collaboration Agreement, which has been excluded from the transaction price, includes $562.5 million in payments for development milestones that have not yet been achieved and were not considered probable of achievement. Additionally, the transaction price excludes sales-based milestone payments of $820.0 million and royalties on net sales of RGX-314 outside the United States. Development milestones will be added to the transaction price and recognized as revenue upon achievement, or if deemed probable of achievement. In accordance with the sale- or usage-based royalty exception under Topic 606, royalties on net sales and sales-based milestones will be recognized as revenue in the period the underlying sales occur or milestones are achieved.

The Company applied the requirements of Topic 808 to the AbbVie Collaboration Agreement for the units of account which were deemed to be a collaborative arrangement. Both the Company and AbbVie will perform various activities related to the development, manufacturing and commercialization of RGX-314 in the United States. Development costs are shared between the parties in accordance with the terms of the AbbVie Collaboration Agreement, and the parties will share equally in the net profits and losses derived from sales of RGX-314 in the United States. The Company accounts for payments to and from AbbVie for the sharing of development costs in accordance with its accounting policy for collaborative arrangements. Amounts owed to AbbVie for the Company’s share of development costs incurred by AbbVie are recorded as research and development expense in the period the costs are incurred. Amounts owed to the Company for AbbVie’s share of development costs incurred by the Company are recorded as a reduction of research and development expense in the period the costs are incurred. At the end of each reporting period, the Company records a net amount due to or from AbbVie as a result of the cost-sharing arrangement. As of December 31, 2021, the Company had recorded $5.9 million due from AbbVie for reimbursement of development costs under AbbVie Collaboration Agreement which is included in other current assets on the consolidated balance sheet.

The Company recognized the following amounts under the AbbVie Collaboration Agreement (in thousands):

Year Ended
December 31, 2021
License and royalty revenue	$370,000
Reduction of research and development expense for costs reimbursable by AbbVie	$5,866

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

The Company determined that the collaboration and license agreement with Neurimmune is a collaborative arrangement within the scope of Topic 808, and that no unit of account under the arrangement should be accounted for as a transaction with a customer within the scope of Topic 606. The Company accounts for payments to and from Neurimmune for the sharing of development costs in accordance with its accounting policy for collaborative arrangements. Amounts owed to Neurimmune for the Company’s share of development costs incurred by Neurimmune are recorded as research and development expense in the period the costs are incurred. Amounts owed to the Company for Neurimmune’s share of development costs incurred by the Company are recorded as a reduction of research and development expense in the period the costs are incurred. At the end of each reporting period, the Company records a net amount due to or from Neurimmune as a result of the cost-sharing arrangement. As of December 31, 2021 and 2020, the Company had recorded $0.4 million and $0.3 million, respectively, due to Neurimmune for reimbursement of development costs under the collaboration and license agreement which is included in accrued expenses and other current liability on the consolidated balance sheets.

During the years ended December 31, 2021, 2020 and 2019, the Company recorded $0.2 million, $0.3 million and less than $0.1 million, respectively, in net cost reimbursement to Neurimmune for development activities under the collaboration and license agreement, which were recorded as research and development expenses.

11. Stock-based Compensation

In September 2014, the Board of Directors adopted the 2014 Stock Plan (the 2014 Plan). In June 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (the 2015 Plan), which became effective upon the Company’s initial public offering in September 2015. The 2015 Plan replaced the 2014 Plan, and as of the effective date of the 2015 Plan, no further awards may be issued under the 2014 Plan. Any options or awards outstanding under the 2014 Plan as of the effective date of the 2015 Plan remained outstanding and effective. The number of authorized shares under the 2015 Plan automatically increases annually on the first business day of each fiscal year, by the lesser of (i) 4% of the total number of shares of common stock outstanding on December 31 of the prior year, or (ii) a number of common shares determined by the Board of Directors. As of December 31, 2021, the total number of shares of common stock authorized for issuance under the 2015 Plan and 2014 Plan was 13,911,954, of which 2,352,346 remained available for future grants under the 2015 Plan. In January 2022, the Board of Directors authorized an additional 1,713,246 shares to be issued under the 2015 Plan.

The 2014 Plan and 2015 Plan provide for the issuance of stock options, stock appreciation rights, restricted and unrestricted stock and unit awards, and performance cash awards to employees, members of the Board of Directors and consultants of the Company. Since the inception of the plans, the Company has issued only stock options and restricted stock units under the plans. Stock options under the 2014 Plan and 2015 Plan generally expire 10 years following the date of grant. Options typically vest over a four-year period, but vesting provisions can vary by award based on the discretion of the Board of Directors. Certain stock option awards granted by the Company may include performance conditions that must be achieved in order for vesting to occur. Stock options under the 2014 Plan and 2015 Plan have an exercise price at least equal to the estimated fair value of the Company’s common stock on the date of grant. Restricted stock units typically vest over a four-year period, but vesting provisions can vary by award based on the discretion of the Board of Directors. Upon vesting, restricted stock units are settled in common stock of the Company.

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

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Stock options	$35,320	$31,178	$25,964
Restricted stock units	2,835	—	257
Employee stock purchase plan	653	771	633
	$38,808	$31,949	$26,854

As of December 31, 2021, the Company had $67.9 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.3 years.

The Company recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Research and development	$19,602	$16,280	$13,031
General and administrative	19,206	15,669	13,823
	$38,808	$31,949	$26,854

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2020	6,361	$31.21	7.2	$101,356
Granted	1,437	$43.04
Exercised	(404)	$11.46
Cancelled or forfeited	(268)	$45.98
Outstanding at December 31, 2021	7,126	$34.16	6.8	$41,128
Exercisable at December 31, 2021	4,566	$29.62	5.9	$40,607
Vested and expected to vest at December 31, 2021	7,126	$34.16	6.8	$41,128

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the years ended December 31, 2021, 2020 and 2019 was $26.01, $23.82 and $31.19, respectively. During the years ended December 31, 2021, 2020 and 2019, the total number of stock options exercised was 404,263, 434,534 and 796,847, respectively, resulting in total proceeds of $4.3 million, $5.6 million and $7.1 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $11.9 million, $11.5 million and $30.8 million, respectively.

The fair values of options granted were estimated at each grant date using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2021	2020	2019
Expected volatility	68%	71%	74%
Expected term (years)	6.0	6.0	6.1
Risk-free interest rate	0.6%	1.4%	2.3%
Expected dividend yield	0.0%	0.0%	0.0%

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2020	—	$—
Granted	291	$43.67
Vested	—	$—
Forfeited	(14)	$44.55
Unvested balance at December 31, 2021	277	$43.62

No restricted stock units vested during the years ended December 31, 2021 and 2020. The total intrinsic value of restricted stock units vested during the year ended December 31, 2019 was $1.8 million.

Employee Stock Purchase Plan

In June 2015, the Board of Directors adopted the 2015 ESPP, which became effective upon the Company’s initial public offering in September 2015. The number of authorized shares reserved for issuance under the 2015 ESPP automatically increases on the first business day of each fiscal year by the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Board of Directors. Unless otherwise determined by the administrator of the 2015 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. As of December 31, 2021, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 998,683, of which 769,174 remained available for future issuance. During the years ended December 31, 2021, 2020 and 2019, 53,596, 55,499 and 35,994 shares of common stock, respectively, were issued under the 2015 ESPP. In January 2022, the Board of Directors authorized an additional 428,311 shares to be issued under the 2015 ESPP.

12. Retirement Plan

The Company sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation. The Company matches employee deferrals up to a specified percentage of eligible compensation. For the years ended December 31, 2021, 2020 and 2019, the Company incurred expenses of $2.6 million, $2.2 million and $1.8 million, respectively, for matching contributions to the 401(k) Plan.

13. Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
United States	$141,303	$(105,960)	$(97,435)
Foreign	(56)	(50)	(53)
Total income (loss) before income taxes	$141,247	$(106,010)	$(97,488)

The components of the provision for income tax expense (benefit) were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$4,107	$—	$—
State	9,300	5,240	(2,288)
Foreign	—	—	—
Total current	13,407	5,240	(2,288)
Deferred:
Federal	—	—	(284)
State	—	—	(183)
Foreign	—	—	—
Total deferred	—	—	(467)
Total income tax expense (benefit)	$13,407	$5,240	$(2,755)

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was signed into law in March 2020. The CARES Act (i) lifted certain deduction limitations originally imposed by the TCJA, (ii) allowed corporate taxpayers to carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the TCJA, (iii) eliminated the 80% of taxable income limitations on NOL utilization imposed by the TCJA, allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020, and (iv) enacted various other changes to corporate taxation. Also included in the CARES Act was a change to the TCJA related to qualified improvement property, retroactively allowing for a 15-year recovery period and bonus depreciation. As a result of this change, the Company recorded current income tax benefit of $0.5 million for the year ended December 31, 2020 related to a reduction of state taxes associated with additional depreciation deductions allowed for the 2018 tax year. Overall, the enactment of the CARES Act, including the change for qualified improvement property, did not result in any material adjustments to the Company’s income tax provision for the year ended December 31, 2020.

Beginning in 2022, the TCJA eliminates the option to deduct research and development expenses currently and requires taxpayers to amortize such costs over a period of five years. While the Federal government is currently considering legislation that would defer or repeal this provision, there is no assurance such legislation will be enacted. The Company does not currently expect this provision of the TCJA will have a material impact on its tax position or operating cash flows for the year ended December 31, 2022, however, the actual impact of this provision to future periods is uncertain as of this time.

The following table presents a reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate of 21% to income tax expense (benefit) reported in the consolidated statements of operations and comprehensive income (loss) (in thousands):

	Years Ended December 31,
	2021	2020	2019
Federal income tax expense (benefit) at statutory rate	$29,662	$(22,263)	$(20,473)
State income tax expense (benefit), net of federal tax effect	9,183	(11,495)	(15,323)
Research and development credits	(10,059)	(7,793)	(11,075)
Stock-based compensation	755	587	(2,134)
Executive compensation	1,511	202	—
Other non-deductible expenses and reconciling items	329	684	144
Change in corporate tax rates	14,772	109	130
Change in valuation allowance	(32,746)	45,209	45,976
Total income tax expense (benefit)	$13,407	$5,240	$(2,755)

The significant components of the Company’s net deferred tax assets were as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$3,981	$14,683
Research and development tax credits	45,576	47,970
Stock-based compensation	18,303	15,644
Lease liabilities	23,430	21,961
Liability related sale of future royalties	43,234	62,089
Accruals and other	6,230	7,370
Total deferred tax assets before valuation allowance	140,754	169,717
Valuation allowance	(110,756)	(142,907)
Total deferred tax assets	29,998	26,810
Deferred tax liabilities:
Unrealized gains on marketable securities	—	(163)
Right-of-use assets	(16,363)	(21,094)
Depreciation and amortization	(13,635)	(5,155)
Other	—	(398)
Total deferred tax liabilities	(29,998)	(26,810)
Net deferred tax assets	$—	$—

The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets as of December 31, 2021 and 2020. Based on the Company’s history of operating losses, and other relevant facts and circumstances, the Company concluded that it was more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its net deferred tax assets as of December 31, 2021 and 2020. The valuation allowance increased (decreased) by $(32.2) million and $45.4 million during the years ended December 31, 2021 and 2020, respectively. The decrease in the valuation allowance during the year ended December 31, 2021 was due primarily to the utilization of federal and state NOLs and research and development tax credit carryforwards, a decrease in the deferred tax asset for the liability related to the sale of future royalties and other decreases in net deferred tax assets during the period. The increase in the valuation allowance during the year ended December 31, 2020 was due primarily to an increase in deferred tax assets resulting from the sale of the Company’s Zolgensma royalty rights to HCR in December 2020, which was treated as a sale for tax purposes, research and development credits generated during the period, stock-based compensation expense and realized gains on sales of marketable securities, the impact of which was partially offset by the utilization of federal and state NOLs during the period.

As of December 31, 2021 and 2020, the Company had U.S. federal NOL carryforwards of zero and approximately $44.7 million, respectively, and U.S. state NOL carryforwards of approximately $59.9 million and $79.7 million, respectively, which may be available to offset future income tax liabilities. A portion of the Company’s U.S. state NOL carryforwards as of December 31, 2021 may be carried forward indefinitely, with the remaining portion expiring at various dates between 2034 and 2041.

As of December 31, 2021 and 2020, the Company had U.S. federal and state research and development tax credit carryforwards of approximately $45.6 million and $48.0 million, respectively, net of unrecognized tax benefits of $0.1 million and $0.1 million, respectively, which may be available to reduce future income tax liabilities and expire at various dates between 2035 and 2041. The calculation of these credits requires assumptions to be made by the Company to estimate qualified research expenses. The Company conducts formal studies to document the qualified activities and expenses used to calculate these credits, however a portion of these credits may be subject to future studies which have not yet occurred, the results of which may result in an adjustment to the Company’s credit carryforwards. The Company accounts for uncertain tax positions in accordance with the requirements of ASC 740, and recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2021 and 2020, the Company had total unrecognized tax benefits of $0.1 million and $0.1 million, respectively, which were reserved against its research and development tax credit carryforwards as uncertain tax positions. No reserve for uncertain tax positions has been placed against qualified expenses for which a study has not been conducted. However, a full valuation allowance has been provided against the net credit carryforwards and, if an adjustment is required upon the completion of the study, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance. If these unrecognized tax benefits were to be recognized, the impact would be offset by an adjustment to the valuation allowance, resulting in no impact on the Company’s effective tax rate. The Company does not expect that a significant portion of its unrecognized tax benefits will increase or decrease in the next 12 months as of December 31, 2021.

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

The Company and its subsidiaries file income tax returns in the United States, at the federal level and in various states, and in foreign jurisdictions. The U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2017 onward. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

14. Related Party Transactions

FOXKISER LLP

Since 2016, the Company has been party to professional services agreements with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of a member of the Company’s Board of Directors, pursuant to which the Company pays a fixed monthly fee in consideration for certain strategic services provided by FOXKISER. Effective January 2019, the Company entered into a new professional services agreement with FOXKISER with similar terms and conditions as the previous agreements. The agreement was amended effective June 2019 to expand the scope of the services provided and increase the monthly fee. Effective August 2020, the agreement was further amended to extend the term of the agreement by two years through December 2022. The agreement may be terminated by either party with six months’ advanced written notice. In December 2021, the Company provided notice of termination of the agreement to FOXKISER, with such termination to be effective in June 2022. Expenses incurred under the agreement with FOXKISER for the years ended December 31, 2021, 2020 and 2019 were $4.8 million, $4.8 million and $4.1 million, respectively, and were recorded as research and development expenses in the consolidated statements of operations and comprehensive income (loss).

15. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Years Ended December 31,
	2021	2020	2019
Basic net income (loss) per share:
Net income (loss)	$127,840	$(111,250)	$(94,733)
Shares used in computation:
Weighted-average common shares outstanding	42,438	37,281	36,690
Basic net income (loss) per share	$3.01	$(2.98)	$(2.58)

Diluted net income (loss) per share:
Net income (loss)	$127,840	$(111,250)	$(94,733)
Shares used in computation:
Weighted-average common shares outstanding	42,438	37,281	36,690
Stock options	1,467	—	—
Restricted stock units	2	—	—
Employee stock purchase plan	6	—	—
Weighted-average diluted common shares	43,913	37,281	36,690
Diluted net income (loss) per share	$2.91	$(2.98)	$(2.58)

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

	Years Ended December 31,
	2021	2020	2019
Stock options issued and outstanding	4,939	6,361	5,544
Unvested restricted stock units outstanding	248	—	—
Employee stock purchase plan	—	19	17
	5,187	6,380	5,561

16. Supplemental Disclosures

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Accrued sublicense fees and royalties	$23,483	$12,160
Accrued personnel costs	19,849	13,155
Accrued external research and development expenses	11,783	9,738
Accrued income taxes payable	11,325	3,135
Accrued purchases of property and equipment	5,285	7,853
Accrued external general and administrative expenses	3,642	2,865
Other accrued expenses and current liabilities	744	176
	$76,111	$49,082

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	3.1	6/7/21

3.2	Amended and Restated Bylaws	8-K	3.2	9/22/15

4.1	Specimen stock certificate evidencing the shares of common stock	S-1	4.1	8/17/15

4.2	Description of Securities				X

10.1	Form of Indemnity Agreement for directors and officers	S-1	10.1	8/17/15

10.2*	2014 Stock Plan, as amended	S-1	10.2	8/17/15

10.3*	2015 Equity Incentive Plan	S-1/A	10.3	9/15/15

10.4*	Form of Restricted Stock Unit Award Agreement for the 2015 Equity Incentive Plan	10-K	10.4	3/1/21

10.5*	Form of Stock Option Award Agreement for the 2015 Equity Incentive Plan	10-K	10.5	3/1/21

10.6*	2015 Employee Stock Purchase Plan	S-1/A	10.4	9/8/15

10.7*	Employment Agreement effective as of June 30, 2015 between the Registrant and Kenneth T. Mills	S-1	10.5	8/17/15

10.8*	Employment Agreement effective as of June 30, 2015 between the Registrant and Vittal Vasista	S-1	10.7	8/17/15

10.9*	Employment Agreement effective as of February 16, 2016 between the Registrant and Curran Simpson	10-K	10.34	3/3/16

10.10*	Employment Agreement effective as of August 18, 2016 between the Registrant and Patrick J. Christmas	10-Q	10.37	11/9/16

10.11*	Employment Agreement effective as of March 27, 2017 between the Registrant and Olivier Danos, Ph.D.	10-Q	10.1	5/9/17

10.12*	Employment Agreement effective as of April 17, 2019 between the Registrant and Steve Pakola, M.D.	10-Q	10.1	5/7/19

10.13*	Compensation Program for Non-Employee Directors	10-Q	10.1	11/4/20

10.14*	Management Cash Incentive Plan	S-1	10.29	8/17/15

10.15†	License Agreement effective February 24, 2009 between the Registrant and The Trustees of the University of Pennsylvania	S-1/A	10.9	9/15/15

10.16†	First Amendment to License Agreement dated March 6, 2009 between the Registrant and The Trustees of the University of Pennsylvania	S-1	10.10	8/17/15

10.17†	Second Amendment to License Agreement effective September 9, 2014 between the Registrant and The Trustees of the University of Pennsylvania	S-1/A	10.11	9/15/15

10.18†	Third Amendment to License Agreement effective April 29, 2016 between the Registrant and The Trustees of the University of Pennsylvania	10-Q/A	10.36	12/23/16

10.19†	Fourth Amendment to License Agreement effective April 4, 2019 between the Registrant and The Trustees of the University of Pennsylvania	10-Q	10.2	5/7/19

10.20†	Fifth Amendment to License Agreement effective September 11, 2020 between the Registrant and The Trustees of the University of Pennsylvania	10-Q	10.2	11/4/20

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

10.21†	License Agreement dated March 6, 2009 between the Registrant and SmithKline Beecham Corporation d/b/a GlaxoSmithKline	S-1/A	10.12	9/15/15

10.22	Amendment to License Agreement dated April 15, 2009 between the Registrant and SmithKline Beecham Corporation d/b/a GlaxoSmithKline	S-1	10.13	8/17/15

10.23†	License Agreement dated March 21, 2014 between the Registrant and AveXis, Inc.	S-1/A	10.16	9/15/15

10.24†	First Amendment to License Agreement dated January 8, 2018 between the Registrant and AveXis, Inc.	10-K	10.24	3/6/18

10.25†	Collaboration and License Agreement dated September 10, 2021 between the Registrant and AbbVie Global Enterprises Ltd.	10-Q	10.1	11/2/21

10.26	Lease dated March 6, 2015 between the Registrant and BMR-Medical Center Drive LLC	S-1	10.26	8/17/15

10.27	First Amendment to Lease dated September 30, 2015 between the Registrant and BMR-Medical Center Drive LLC	10-K	10.31	3/3/16

10.28	Second Amendment to Lease dated November 23, 2015 between the Registrant and BMR-Medical Center Drive LLC	10-K	10.32	3/3/16

10.29	Third Amendment to Lease dated July 21, 2017 between the Registrant and BMR-Medical Center Drive LLC	10-Q	10.1	8/8/17

10.30	Fourth Amendment to Lease dated April 20, 2018 between the Registrant and BMR-Medical Center Drive LLC	10-Q	10.1	5/8/18

10.31	Fifth Amendment to Lease dated October 30, 2020 between the Registrant and ARE-Maryland No. 45, LLC, as successor in interest to BMR-Medical Center Drive LLC	10-Q	10.3	11/4/20

10.32	Lease dated May 16, 2016 between the Registrant and 400 Madison Holdings, LLC	8-K	10.1	6/3/19

10.33	First Amendment to Lease dated May 28, 2019 between the Registrant and DS400OWNER, LLC, as successor-in-interest to 400 Madison Holdings, LLC	8-K	10.2	6/3/19

10.34	Lease dated November 1, 2018 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.1	11/7/18

10.35	Letter Agreement to Lease dated April 12, 2019 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.3	5/7/19

10.36	First Amendment to Lease dated April 23, 2019 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.4	5/7/19

10.37	Second Amendment to Lease dated November 4, 2019 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.1	11/5/19

10.38	Third Amendment to Lease dated October 30, 2020 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.4	11/4/20

10.39†	Royalty Purchase Agreement dated December 22, 2020 between the Registrant and entities managed by Healthcare Royalty Management, LLC	10-K	10.42	3/1/21

10.40†	Settlement Agreement and Mutual Release dated November 12, 2021 between the Registrant and Abeona Therapeutics Inc.				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm				X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

101

The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i)   Consolidated Balance Sheets
(ii)  Consolidated Statements of Operations and Comprehensive Income (Loss)
(iii) Consolidated Statements of Stockholders’ Equity
(iv) Consolidated Statements of Cash Flows
(v)  Notes to Consolidated Financial Statements

X

104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 formatted in Inline XBRL (included in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted.

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

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2022.

REGENXBIO INC.

By:	/s/ Kenneth T. Mills
Kenneth T. Mills, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth T. Mills	President, Chief Executive Officer and	March 1, 2022
Kenneth T. Mills	Director (Principal Executive Officer)

/s/ Vittal Vasista	Chief Financial Officer	March 1, 2022
Vittal Vasista	(Principal Financial and Accounting Officer)

/s/ Allan M. Fox	Chairman of the Board of Directors	March 1, 2022
Allan M. Fox

/s/ Daniel J. Abdun-Nabi	Director	March 1, 2022
Daniel J. Abdun-Nabi

/s/ Jean Bennett	Director	March 1, 2022
Jean Bennett

/s/ Alexandra Glucksmann	Director	March 1, 2022
Alexandra Glucksmann

/s/ A.N. “Jerry” Karabelas	Director	March 1, 2022
A.N. “Jerry” Karabelas

/s/ George Migausky	Director	March 1, 2022
George Migausky

/s/ David C. Stump	Director	March 1, 2022
David C. Stump

/s/ Daniel Tassé	Director	March 1, 2022
Daniel Tassé