Form 10-Q
period 2022-09-30
REGENXBIO Inc.
filed 2022-11-03
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 27, 2022, there were 43,293,631 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$118,544	$345,209
Marketable securities	263,874	112,230
Accounts receivable, net	32,549	32,439
Prepaid expenses	14,824	18,752
Other current assets	6,848	10,196
Total current assets	436,639	518,826
Marketable securities	234,594	391,907
Accounts receivable, net	1,803	2,262
Property and equipment, net	140,906	131,547
Operating lease right-of-use assets	59,471	60,904
Restricted cash	2,030	2,030
Other assets	8,350	6,428
Total assets	$883,793	$1,113,904
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,210	$11,387
Accrued expenses and other current liabilities	44,462	76,111
Deferred revenue	5,903	3,333
Operating lease liabilities	3,608	1,752
Liability related to sale of future royalties	44,365	37,889
Total current liabilities	123,548	130,472
Operating lease liabilities	84,673	84,929
Liability related to sale of future royalties	103,084	133,460
Other liabilities	8,664	745
Total liabilities	319,969	349,606
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at September 30, 2022 and December 31, 2021; 43,292 and 42,831 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	963,694	928,095
Accumulated other comprehensive loss	(18,256)	(2,569)
Accumulated deficit	(381,618)	(161,232)
Total stockholders’ equity	563,824	764,298
Total liabilities and stockholders’ equity	$883,793	$1,113,904

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
License and royalty revenue	$26,512	$30,773	$81,379	$71,692
Total revenues	26,512	30,773	81,379	71,692
Operating Expenses
Cost of revenues	13,094	14,105	41,762	28,775
Research and development	63,313	47,855	179,948	133,459
General and administrative	20,921	21,030	64,071	57,293
Credit losses and other	229	5,131	703	5,781
Total operating expenses	97,557	88,121	286,484	225,308
Loss from operations	(71,045)	(57,348)	(205,105)	(153,616)
Other Income (Expense)
Interest income from licensing	18	117	265	700
Investment income	1,497	5,535	3,357	6,514
Interest expense	(5,954)	(6,709)	(18,944)	(19,777)
Total other income (expense)	(4,439)	(1,057)	(15,322)	(12,563)
Loss before income taxes	(75,484)	(58,405)	(220,427)	(166,179)
Income Tax Benefit (Expense)	—	—	41	(4)
Net loss	$(75,484)	$(58,405)	$(220,386)	$(166,183)
Other Comprehensive Loss
Unrealized loss on available-for-sale securities, net	(3,493)	(30)	(15,687)	(925)
Total other comprehensive loss	(3,493)	(30)	(15,687)	(925)
Comprehensive loss	$(78,977)	$(58,435)	$(236,073)	$(167,108)

Net loss per share, basic and diluted	$(1.75)	$(1.37)	$(5.11)	$(3.93)
Weighted-average common shares outstanding, basic and diluted	43,251	42,629	43,103	42,324

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended September 30, 2022
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2022	43,171	$4	$951,412	$(14,763)	$(306,134)	$630,519
Vesting of restricted stock units, net of tax	2	—	—	—	—	—
Exercise of stock options, net of tax	66	—	917	—	—	917
Issuance of common stock under employee stock purchase plan	53	—	1,120	—	—	1,120
Stock-based compensation expense	—	—	10,245	—	—	10,245
Unrealized loss on available-for-sale securities, net	—	—	—	(3,493)	—	(3,493)
Net loss	—	—	—	—	(75,484)	(75,484)
Balances at September 30, 2022	43,292	$4	$963,694	$(18,256)	$(381,618)	$563,824

	Three Months Ended September 30, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2021	42,555	$4	$905,346	$(1,255)	$(396,850)	$507,245
Exercise of stock options	163	—	1,729	—	—	1,729
Issuance of common stock under employee stock purchase plan	35	—	1,141	—	—	1,141
Stock-based compensation expense	—	—	9,734	—	—	9,734
Unrealized loss on available-for-sale securities, net	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(58,405)	(58,405)
Balances at September 30, 2021	42,752	$4	$917,950	$(1,285)	$(455,255)	$461,414

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2022
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	42,831	$4	$928,095	$(2,569)	$(161,232)	$764,298
Vesting of restricted stock units, net of tax	57	—	(284)	—	—	(284)
Exercise of stock options, net of tax	329	—	2,761	—	—	2,761
Issuance of common stock under employee stock purchase plan	75	—	1,742	—	—	1,742
Stock-based compensation expense	—	—	31,380	—	—	31,380
Unrealized loss on available-for-sale securities, net	—	—	—	(15,687)	—	(15,687)
Net loss	—	—	—	—	(220,386)	(220,386)
Balances at September 30, 2022	43,292	$4	$963,694	$(18,256)	$(381,618)	$563,824

	Nine Months Ended September 30, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	37,476	$4	$667,181	$(360)	$(289,072)	$377,753
Issuance of common stock upon public offering, net of transaction costs of $14,194	4,899	—	216,059	—	—	216,059
Exercise of stock options	324	—	3,296	—	—	3,296
Issuance of common stock under employee stock purchase plan	54	—	1,768	—	—	1,768
Stock-based compensation expense	—	—	29,646	—	—	29,646
Unrealized loss on available-for-sale securities, net	—	—	—	(925)	—	(925)
Net loss	—	—	—	—	(166,183)	(166,183)
Balances at September 30, 2021	42,752	$4	$917,950	$(1,285)	$(455,255)	$461,414

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(220,386)	$(166,183)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	31,380	29,646
Depreciation and amortization	8,783	6,958
Provision for credit losses	—	5,532
Net amortization of premiums on marketable debt securities	3,809	4,377
Net loss (gain) on investments	79	(5,189)
Imputed interest income from licensing	(264)	(341)
Non-cash interest expense	767	4,517
Other non-cash adjustments	540	(51)
Changes in operating assets and liabilities
Accounts receivable	(22)	(7,886)
Prepaid expenses	3,928	(7,896)
Other current assets	2,751	(3,307)
Operating lease right-of-use assets	3,083	3,780
Other assets	(1,922)	(4,402)
Accounts payable	16,883	6,503
Accrued expenses and other current liabilities	(28,241)	473
Deferred revenue	2,824	—
Operating lease liabilities	(50)	10,849
Other liabilities	7,942	(2)
Net cash used in operating activities	(168,116)	(122,622)
Cash flows from investing activities
Purchases of marketable debt securities	(172,910)	(262,671)
Maturities of marketable debt securities	159,011	136,386
Sales of equity securities	524	5,563
Purchases of property and equipment	(25,254)	(69,561)
Net cash used in investing activities	(38,629)	(190,283)
Cash flows from financing activities
Proceeds from exercise of stock options	2,761	3,296
Taxes paid related to net settlement of stock-based awards	(284)	—
Proceeds from issuance of common stock under employee stock purchase plan	1,742	1,768
Proceeds from public offering of common stock, net of underwriting discounts and commissions	—	216,438
Issuance costs for public offering of common stock	—	(379)
Repayments under liability related to sale of future royalties, net of imputed interest	(24,139)	(17,992)
Transaction costs for sale of future royalties	—	(265)
Net cash provided by (used in) financing activities	(19,920)	202,866
Net decrease in cash and cash equivalents and restricted cash	(226,665)	(110,039)
Cash and cash equivalents and restricted cash
Beginning of period	347,239	339,756
End of period	$120,574	$229,717

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

REGENXBIO Inc. (the Company) is a clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. The Company has developed a broad pipeline of gene therapy product candidates using its proprietary adeno-associated virus (AAV) gene delivery platform (NAV Technology Platform), which consists of exclusive rights to over 100 novel AAV vectors, including AAV7, AAV8, AAV9 and AAVrh10. In addition to its internal product development efforts, the Company also selectively licenses the NAV® Technology Platform to other leading biotechnology and pharmaceutical companies (NAV Technology Licensees). As of September 30, 2022, the NAV Technology Platform was being applied by NAV Technology Licensees in one commercially available product, Zolgensma®, and in the preclinical and clinical development of a number of licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development and commercialization of certain product candidates. The Company was formed in 2008 in the State of Delaware and is headquartered in Rockville, Maryland.

As of September 30, 2022, the Company had generated an accumulated deficit of $381.6 million since inception. As the Company has incurred cumulative losses since inception, transition to recurring profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability, and unless and until it does, the Company will continue to need to raise additional capital, to the extent possible. As of September 30, 2022, the Company had cash, cash equivalents and marketable securities of $617.0 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

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

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$118,544	$228,387
Restricted cash	2,030	1,330
Total cash and cash equivalents and restricted cash	$120,574	$229,717

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

Correction of Previously Issued Financial Statements

During the quarter ended December 31, 2021, the Company identified an immaterial error in the presentation of payments made under the liability related to the sale of future royalties in the consolidated statements of cash flows for the three months ended March 31, 2021, six months ended June 30, 2021 and nine months ended September 30, 2021. Payments made under the liability related to the sale of future royalties were presented as cash outflows from financing activities in the interim financial statements for these periods. Upon further review, the Company determined that the amount of these payments attributable to imputed interest expense should be presented as cash outflows from operating activities, and only the amount attributable to principal repayments should be presented as cash outflows from financing activities. The amounts previously reported as cash outflows from financing activities which should have been reported as cash outflows from operating activities were $2.9 million for the three months ended March 31, 2021, $9.1 million for the six months ended June 30, 2021 and $15.3 million for the nine months ended September 30, 2021. The Company evaluated the materiality of these errors from both a quantitative and qualitative perspective and concluded that they were immaterial to the aforementioned previously issued interim financial statements taken as a whole. The error in presentation did not have an impact on the financial statements for any periods prior to 2021, and did not have an impact on the previously reported assets, liabilities, stockholders’ equity or results of operations for the interim periods ended March 31, 2021, June 30, 2021 and September 30, 2021. Although the Company determined the error was not material to its previously issued interim financial statements for 2021, the Company is revising the previously issued interim financial statements to correct for such error, which revision has been effected in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2021. The accompanying consolidated statement of cash flows for the nine months ended September 30, 2021 reflects the impact of correcting the error, resulting in an increase in net cash used in operating activities and a corresponding increase in net cash provided by financing activities of $15.3 million as compared to the previously issued interim financial statements for the period ended September 30, 2021.

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2022
U.S. government and agency securities	$150,504	$—	$(4,028)	$146,476
Certificates of deposit	5,129	—	(206)	4,923
Corporate bonds	360,233	—	(13,164)	347,069
	$515,866	$—	$(17,398)	$498,468

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2021
U.S. government and agency securities	$60,118	$—	$(229)	$59,889
Certificates of deposit	2,936	2	(11)	2,927
Corporate bonds	442,792	62	(1,533)	441,321
	$505,846	$64	$(1,773)	$504,137

As of September 30, 2022 and December 31, 2021, no available-for-sale debt securities had remaining maturities greater than three years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of September 30, 2022 and December 31, 2021, the balance in accumulated other comprehensive loss consisted solely of unrealized gains and losses on available-for-sale debt securities, net of reclassification adjustments for realized gains and losses and income tax effects. The Company uses the aggregate portfolio approach to release the tax effects of unrealized gains and losses on available-for-sale debt securities in accumulated other comprehensive loss. Realized gains and losses from the sale or maturity of marketable securities are based on the specific identification method and are included in results of operations as investment income. Unrealized loss on available-for-sale securities, net, as presented in the consolidated statements of operations and comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized loss before reclassifications	$(3,493)	$(30)	$(15,759)	$(918)
Realized losses (gains) reclassified to investment income	—	—	72	(7)
Income tax expense	—	—	—	—
Unrealized loss on available-for-sale securities, net	$(3,493)	$(30)	$(15,687)	$(925)

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022
U.S. government and agency securities	$132,182	$(3,334)	$14,294	$(694)	$146,476	$(4,028)
Certificates of deposit	4,202	(191)	475	(15)	4,677	(206)
Corporate bonds	221,811	(9,624)	125,258	(3,540)	347,069	(13,164)
	$358,195	$(13,149)	$140,027	$(4,249)	$498,222	$(17,398)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
U.S. government and agency securities	$59,889	$(229)	$—	$—	$59,889	$(229)
Certificates of deposit	2,195	(11)	—	—	2,195	(11)
Corporate bonds	385,115	(1,533)	—	—	385,115	(1,533)
	$447,199	$(1,773)	$—	$—	$447,199	$(1,773)

As of September 30, 2022, available-for-sale debt securities held by the Company which were in an unrealized loss position consisted of 136 investment grade security positions. The Company has the intent and ability to hold such securities until recovery, and based on the credit quality of the issuers and low severity of each unrealized loss position relative to its amortized cost basis, the Company did not identify any credit losses associated with its available-for-sale debt securities. The Company did not record an allowance for credit losses on its available-for-sale debt securities as of September 30, 2022 or December 31, 2021. The Company did not recognize any impairment or credit losses on available-for-sale debt securities during the three and nine months ended September 30, 2022 and 2021.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2022
Cash equivalents:
Money market mutual funds	$—	$59,655	$—	$59,655
U.S. government and agency securities	—	19,979	—	19,979
Total cash equivalents	—	79,634	—	79,634
Marketable securities:
U.S. government and agency securities	—	146,476	—	146,476
Certificates of deposit	—	4,923	—	4,923
Corporate bonds	—	347,069	—	347,069
Total marketable securities	—	498,468	—	498,468
Total cash equivalents and marketable securities	$—	$578,102	$—	$578,102

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2021
Cash equivalents:
Money market mutual funds	$—	$236,340	$—	$236,340
Total cash equivalents	—	236,340	—	236,340
Marketable securities:
U.S. government and agency securities	—	59,889	—	59,889
Certificates of deposit	—	2,927	—	2,927
Corporate bonds	—	441,321	—	441,321
Total marketable securities	—	504,137	—	504,137
Total cash equivalents and marketable securities	$—	$740,477	$—	$740,477

Management estimates that the carrying values of its current accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Accounts receivable which contain non-current portions and certain non-current payables reported as other liabilities are recorded at their present values using a discount rate that is based on prevailing market rates on the date the amounts were initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be materially different from those that would be used as of September 30, 2022 to determine the present value of these receivables and liabilities. Accordingly, management estimates that the carrying values of its non-current accounts receivable and other liabilities approximate the fair value of those instruments. Management estimates that the carrying value of the liability related to the sale of future royalties approximates fair value. As discussed in Note 6, the carrying value of the liability related to the sale of future royalties is based on the Company’s estimate of future royalties expected to be paid to HCR over the life of the arrangement, which are considered Level 3 inputs.

Non-marketable Equity Securities

Non-marketable equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. As of September 30, 2022 and December 31, 2021, the Company did not hold any non-marketable equity securities. No remeasurements or impairment losses were recorded on non-marketable equity securities during the three and nine months ended September 30, 2022 and 2021.

The Company held non-marketable equity securities of Corlieve Therapeutics SAS (Corlieve) prior to the acquisition of Corlieve by uniQure N.V. (uniQure) in July 2021. The securities were acquired by the Company in June 2020 as consideration under a license and collaboration agreement with Corlieve. As a result of the acquisition of Corlieve by uniQure in July 2021, the Company received total proceeds of €5.3 million ($6.1 million) from uniQure in exchange for its ownership in Corlieve, of which $5.6 million was received upon the closing of the acquisition and $0.5 million was received in August 2022 upon the expiration of a hold back period. The Company recorded a realized gain of $5.2 million during the three and nine months ended September 30, 2021 as a result of the acquisition of its Corlieve securities by uniQure, which is included in investment income in the consolidated statements of operations and comprehensive loss. In connection with the acquisition, the Company is also eligible to receive payments of up to €37.1 million ($36.2 million as of September 30, 2022) from uniQure contingent upon the achievement of various development and regulatory milestones, none of which have been recognized in the consolidated financial statements as of September 30, 2022. Proceeds contingent upon the achievement of these milestones will be recognized as investment income in the period in which any uncertainty regarding realization is substantially resolved, which may not occur until the achievement of the underlying milestones. It is at least reasonably possible that some or all of the proceeds contingent upon these milestones will not be realized by the Company.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Laboratory and manufacturing equipment	$68,899	$56,976
Computer equipment and software	4,823	4,268
Furniture and fixtures	6,944	6,804
Leasehold improvements	97,502	92,535
Total property and equipment	178,168	160,583
Accumulated depreciation and amortization	(37,262)	(29,036)
Property and equipment, net	$140,906	$131,547

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

The Company estimates the effective interest rate used to record interest expense under the Royalty Purchase Agreement based on its estimate of future royalty payments to be received by HCR. As of September 30, 2022, the estimated effective interest rate under the Royalty Purchase Agreement was 15.4%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments received by HCR and changes in the Company’s forecasted royalties. At each reporting date, the Company reassesses its estimate of total future royalty payments to be received by HCR at the applicable Cap Amount, and prospectively adjusts the effective interest rate and amortization of the liability, as necessary.

The following table presents the changes in the liability related to the sale of future royalties under the Royalty Purchase Agreement with HCR (in thousands):

Liability Related to
Sale of Future Royalties
Balance at December 31, 2021	$171,349
Zolgensma royalties paid to HCR	(42,317)
Interest expense recognized	18,417
Balance at September 30, 2022	147,449
Current portion of liability related to sale of future royalties	(44,365)
Liability related to sale of future royalties, non-current	$103,084

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

The Company recognized a charge of $9.2 million as cost of revenues upon the execution of Penn Letter Agreement in March 2022, which consisted of $17.3 million representing the present value of the $20.0 million payable under the Penn Letter Agreement, less $8.1 million in sublicense fees previously recognized as expense by the Company in prior periods and accrued as liabilities prior to the effectiveness of the Penn Letter Agreement. The present value discount is accreted as interest expense over the contractual payment period using the effective interest method. In addition to other amounts payable under the Penn License, as of September 30, 2022, the Company had recorded a total of $9.9 million payable to Penn under the Penn Letter Agreement, net of present value discount, of which $2.1 million was included in accrued expenses and other current liabilities and $7.8 million was included in other liabilities on the consolidated balance sheet.

8. License and Collaboration Agreements

License and Royalty Revenue

As of September 30, 2022, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in one commercially available product, Zolgensma, and in the development of a number of licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development of certain product candidates. Consideration to the Company under its license agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products and (v) other consideration payable upon optional goods and services purchased by licensees. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

License and royalty revenue consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Zolgensma royalties	$25,205	$30,254	$75,130	$66,946
Other license and royalty revenue	1,307	519	6,249	4,746
Total license and royalty revenue	$26,512	$30,773	$81,379	$71,692

Outstanding development milestone payments are evaluated each reporting period and are only included in the transaction price of each license and recognized as license revenue to the extent the milestones are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of September 30, 2022, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $1.57 billion, including (i) $537.8 million upon the commencement of various stages of clinical trials, (ii) $19.0 million upon the submission of regulatory approval filings, (iii) $136.0 million upon the approval of commercial products by regulatory agencies and (iv) $877.0 million upon the achievement of specified sales targets for licensed products, including milestones payable upon the first commercial sales of licensed products. To the extent the milestone payments are realized by the Company, the Company will be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of these milestones is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

Changes in Accounts Receivable, Contract Assets and Deferred Revenue

The following table presents changes in the balances of the Company’s net accounts receivable, contract assets and deferred revenue, as well as other information regarding revenue recognized during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Accounts receivable, net, current and non-current:
Balance, beginning of period	$39,534	$47,202	$34,701	$46,266
Additions	31,279	30,385	99,685	71,544
Deductions	(36,461)	(28,840)	(100,034)	(69,063)
Balance, end of period	$34,352	$48,747	$34,352	$48,747

Contract assets:
Balance, beginning of period	$—	$702	$1,074	$350
Additions	—	407	1,256	1,109
Deductions	—	—	(2,330)	(350)
Balance, end of period	$—	$1,109	$—	$1,109

Deferred revenue, current and non-current:
Balance, beginning of period	$6,636	$4,025	$3,333	$4,232
Additions	610	—	4,330	—
Deductions	(1,343)	(99)	(1,760)	(306)
Balance, end of period	$5,903	$3,926	$5,903	$3,926

Revenue recognized during the period from:
Amounts included in deferred revenue at beginning of period	$1,343	$99	$—	$306
Performance obligations satisfied in previous periods	$25,169	$30,256	$75,130	$70,603

Additions to accounts receivable during the periods presented consisted primarily of royalties on net sales of Zolgensma and receivables recorded in relation to new licenses granted by the Company, development milestones achieved by licensees, the performance of research and development services by the Company, and amounts billed to collaborators for reimbursement of collaboration activities. Deductions to accounts receivable during the periods presented consisted primarily of amounts collected from licensees and collaborators. Additions to contract assets during the periods presented consisted of development milestones deemed probable of achievement by licensees during the period and revenue recognized from research and development services performed by the Company for which payment by the licensee is not unconditional. Deductions to contract assets during the periods presented consisted of amounts billed to licensees for the achievement of development milestones previously deemed probable of achievement and the billing of amounts recognized as revenue for the performance of research and development services for which payment is no longer conditional. Contract assets recorded as of December 31, 2021 are included in other current assets on the consolidated balance sheet. The Company did not record any contract assets as of September 30, 2022.

As of September 30, 2022, the Company had recorded deferred revenue of $5.9 million which represents consideration received or unconditionally due from licensees for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations consisted of (i) options granted to licensees that provide a material right to acquire additional licenses from the Company, which will be satisfied upon the exercise or expiration of the options and (ii) research and development services to be performed by the Company related to licensed products, which will be satisfied as the research and development services are performed. As of September 30, 2022, the aggregate transaction price of the Company’s license agreements allocated to performance obligations not yet satisfied, or partially satisfied, was $7.7 million, which is expected to be satisfied over a period of two to three years.

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

Accounts Receivable, Contract Assets and the Allowance for Credit Losses

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Current accounts receivable:
Billed to customers	$150	$365
Unbilled	32,399	32,074
Allowance for credit losses	—	—
Current accounts receivable, net	32,549	32,439
Non-current accounts receivable:
Unbilled	5,853	6,020
Allowance for credit losses	(4,050)	(3,758)
Non-current accounts receivable, net	1,803	2,262
Total accounts receivable, net	$34,352	$34,701

The following table presents the changes in the allowance for credit losses related to accounts receivable and contract assets for the nine months ended September 30, 2022 (in thousands):

	Allowance for Credit Losses
	Accounts Receivable	Contract Assets
Balance at December 31, 2021	$3,758	$—
Provision for credit losses	—	—
Changes in present value discount of receivables	292	—
Write-offs	—	—
Balance at September 30, 2022	$4,050	$—

The Company’s allowance for credit losses as of September 30, 2022 and December 31, 2021 was related solely to accounts receivable from Abeona Therapeutics Inc. (Abeona). Please refer to the section below, Settlement Agreement with Abeona Therapeutics, for further information regarding amounts due from Abeona and the associated allowance for credit losses. The Company’s provision for credit losses was $5.0 million and $5.5 million for the three and nine months ended September 30, 2021, respectively, and was related solely to changes in estimates regarding the collectability of the accounts receivable due from Abeona. No provision for credit losses was recorded for the three and nine months ended September 30, 2022.

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

The Company recognized the following amounts under the Novartis License (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Zolgensma royalties	$25,205	$30,254	$75,130	$66,946
Other license revenue	—	—	31	—
Total license and royalty revenue	$25,205	$30,254	$75,161	$66,946

Interest income from licensing	$8	$5	$84	$17

As of September 30, 2022 and December 31, 2021, the Company had recorded total accounts receivable of $26.9 million and $26.6 million, respectively, from Novartis Gene Therapies under the Novartis License, which consisted primarily of Zolgensma royalties receivable. The Zolgensma royalties receivable recorded as of September 30, 2022 included $13.4 million expected to be paid to HCR in accordance with the Royalty Purchase Agreement discussed in Note 6. The Company recognizes royalty revenue from net sales of Zolgensma in the period in which the underlying products are sold by Novartis Gene Therapies, which in certain cases may require the Company to estimate royalty revenue for periods of net sales which have not yet been reported to the Company. Estimated royalties are reconciled to actual amounts reported in subsequent periods and royalty revenues are adjusted, as necessary.

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

As of September 30, 2022 and December 31, 2021, the Company had recorded gross accounts receivable of $9.0 million and $8.8 million, respectively, from Abeona under the Settlement Agreement. The gross accounts receivable of $9.0 million as of September 30, 2022 consisted of current accounts receivable of $5.0 million for the payment due in November 2022, and non-current accounts receivable of $4.0 million for the present value of the $5.0 million payment due by November 2024. While the Company anticipates taking appropriate measures to enforce the full collection of all amounts due from Abeona under the Settlement Agreement, the Company assessed the collectability of the accounts receivable from Abeona as it relates to credit risk. In performing this assessment, the Company evaluated Abeona’s credit profile and financial condition, as well its expectations regarding Abeona’s future cash flows and ability to satisfy the contractual obligations of the Settlement Agreement. As a result of its analysis, the Company recorded an allowance for credit losses of $4.0 million and $3.8 million as of September 30, 2022 and December 31, 2021, respectively, related to the non-current accounts receivable due from Abeona. The Company recorded a provision for credit losses of $5.0 million and $5.5 million for the three and nine months ended September 30, 2021, respectively, as a result of changes in estimates regarding the allowance during the periods. No provision for credit losses was recorded for the three and nine months ended September 30, 2022. The present value discount of the non-current accounts receivable from Abeona is accreted as interest income from licensing through the contractual due date using the effective interest method. The Company has elected to record increases in the allowance for credit losses associated with the accretion of the present value discount of the receivable as a reduction of the associated interest income, resulting in no interest income recognized during the periods related to the accretion of the present value discount on the non-current receivable from Abeona.

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

In consideration for the rights granted under the AbbVie Collaboration Agreement, AbbVie paid the Company an up-front fee of $370.0 million upon the effective date of the agreement in November 2021 and is required to pay to the Company up to $1.38 billion upon the achievement of specified development and sales-based milestones, of which $562.5 million are based on development milestones and $820.0 million are sales-based milestones. AbbVie is also required to pay to the Company tiered royalties on net sales of RGX-314 outside the United States at percentages in the mid-teens to low twenties, subject to specified offsets and reductions.

The Company applied the requirements of Topic 606 to the AbbVie Collaboration Agreement for the units of account in which AbbVie was deemed to be a customer. The Company determined that there is only one material performance obligation under the agreement for the delivery of the intellectual property license to develop and commercialize RGX-314 globally. The intellectual property licensed to AbbVie includes the rights to certain patents, data, know-how and other rights developed and owned by the Company, as well as other intellectual property rights exclusively licensed by the Company from various third parties. As of September 30, 2022 and December 31, 2021, the transaction price of the AbbVie Collaboration Agreement was $370.0 million, which consisted solely of the up-front payment received in November 2021. The $370.0 million transaction price was fully recognized as revenue upon the delivery of the license to AbbVie in November 2021. Variable consideration under the AbbVie Collaboration Agreement, which has been excluded from the transaction price, includes $562.5 million in payments for development milestones that have not yet been achieved and were not considered probable of achievement. Additionally, the transaction price excludes sales-based milestone payments of $820.0 million and royalties on net sales of RGX-314 outside the United States. Development milestones will be added to the transaction price and recognized as revenue upon achievement, or if deemed probable of achievement. In accordance with the sale- or usage-based royalty exception under Topic 606, royalties on net sales and sales-based milestones will be recognized as revenue in the period the underlying sales occur or milestones are achieved. There were no changes in the transaction price of the AbbVie Collaboration Agreement, and no revenue was recognized, during the three and nine months ended September 30, 2022.

The Company applied the requirements of Topic 808 to the AbbVie Collaboration Agreement for the units of account which were deemed to be a collaborative arrangement. Both the Company and AbbVie will perform various activities related to the development, manufacturing and commercialization of RGX-314 in the United States. Development costs are shared between the parties in accordance with the terms of the AbbVie Collaboration Agreement, and the parties will share equally in the net profits and losses derived from sales of RGX-314 in the United States. The Company accounts for payments to and from AbbVie for the sharing of development and commercialization costs in accordance with its accounting policy for collaborative arrangements. Amounts owed to AbbVie for the Company’s share of development costs or commercialization costs incurred by AbbVie are recorded as research and development expense or general and administrative expense, respectively, in the period the costs are incurred. Amounts owed to the Company for AbbVie’s share of development costs or commercialization costs incurred by the Company are recorded as a reduction of research and development expense or general and administrative expense, respectively, in the period the costs are incurred. At the end of each reporting period, the Company records a net amount due to or from AbbVie as a result of the cost-sharing arrangement. As of September 30, 2022 and December 31, 2021, the Company had recorded $3.4 million and $5.9 million, respectively, due from AbbVie for net reimbursement of costs incurred for activities performed under AbbVie Collaboration Agreement, which is included in other current assets on the consolidated balance sheets.

The Company recognized the following amounts under the AbbVie Collaboration Agreement for the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Net cost reimbursement to (from) AbbVie included in:
Research and development expense	$(4,245)	$(12,339)
General and administrative expense	750	954
Total net cost reimbursement to (from) AbbVie	$(3,495)	$(11,385)

9. Stock-based Compensation

In January 2022, the Board of Directors authorized an additional 1,713,246 shares to be issued under the 2015 Equity Incentive Plan (the 2015 Plan). As of September 30, 2022, the total number of shares of common stock authorized for issuance under the 2015 Plan and the 2014 Stock Plan (the 2014 Plan) was 15,625,200, of which 2,691,957 remained available for future grants under the 2015 Plan.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$8,663	$8,920	$26,755	$27,010
Restricted stock units	1,458	698	3,970	2,093
Employee stock purchase plan	124	116	655	543
	$10,245	$9,734	$31,380	$29,646

As of September 30, 2022, the Company had $72.9 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.4 years.

The Company recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$5,351	$4,868	$16,426	$14,999
General and administrative	4,894	4,866	14,954	14,647
	$10,245	$9,734	$31,380	$29,646

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2021	7,126	$34.16	6.8	$41,128
Granted	1,466	$32.46
Exercised	(329)	$8.41
Cancelled or forfeited	(489)	$39.77
Outstanding at September 30, 2022	7,774	$34.58	6.7	$22,167
Exercisable at September 30, 2022	5,082	$33.27	5.7	$21,668
Vested and expected to vest at September 30, 2022	7,774	$34.58	6.7	$22,167

(a) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2022 was $19.50. During the nine months ended September 30, 2022, the total number of stock options exercised was 328,529, resulting in total proceeds of $2.8 million. The total intrinsic value of options exercised during the nine months ended September 30, 2022 was $6.8 million.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2021	277	$43.62
Granted	438	$31.81
Vested	(66)	$44.19
Forfeited	(32)	$37.79
Unvested balance at September 30, 2022	617	$35.48

The total intrinsic value of restricted stock units vested during the nine months ended September 30, 2022 was $2.1 million. No restricted stock units vested during the nine months ended September 30, 2021.

Employee Stock Purchase Plan

In January 2022, the Board of Directors authorized an additional 428,311 shares to be issued under the 2015 ESPP. As of September 30, 2022, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 1,426,994, of which 1,121,752 remained available for future issuance. During the nine months ended September 30, 2022, 75,733 shares of common stock were issued under the 2015 ESPP.

10. Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets as of September 30, 2022 and December 31, 2021. Based on the Company’s history of operating losses, and other relevant facts and circumstances, the Company concluded that it was more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its net deferred tax assets as of September 30, 2022 and December 31, 2021.

11. Related Party Transactions

FOXKISER LLP

Since 2016, the Company was party to professional services agreements with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of a member of the Company’s Board of Directors, pursuant to which the Company paid a fixed monthly fee in consideration for certain strategic services provided by FOXKISER. Effective January 2019, the Company entered into a new professional services agreement with FOXKISER with similar terms and conditions as the previous agreements. The agreement was amended effective June 2019 to expand the scope of the services provided and increase the monthly fee. Effective August 2020, the agreement was further amended to extend the term of the agreement. In December 2021, the Company provided notice of termination of the agreement to FOXKISER, and the agreement was terminated effective June 2022. Expenses incurred under the agreement with FOXKISER were zero and $2.4 million for the three and nine months ended September 30, 2022, respectively, and $1.2 million and $3.6 million for the three and nine months ended September 30, 2021, respectively, and were recorded as research and development expenses in the consolidated statements of operations and comprehensive loss.

12. Net Loss Per Share

Since the Company incurred net losses for the three and nine months ended September 30, 2022 and 2021, common stock equivalents were excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were the same for such periods. The following potentially dilutive common stock equivalents outstanding at the end of the period were excluded from the computations of weighted-average diluted common shares for the periods indicated as their effects would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2022	2021
Stock options issued and outstanding	7,774	7,177
Unvested restricted stock units outstanding	617	265
Employee stock purchase plan	26	15
	8,417	7,457

13. Supplemental Disclosures

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued sublicense fees and royalties	$15,715	$23,483
Accrued personnel costs	13,427	19,849
Accrued external research and development expenses	9,955	11,783
Accrued external general and administrative expenses	3,064	3,642
Accrued purchases of property and equipment	1,349	5,285
Accrued income taxes payable	—	11,325
Other accrued expenses and current liabilities	952	744
	$44,462	$76,111

Supplemental Disclosures of Non-cash Investing and Financing Activities

Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities were $3.1 million as of September 30, 2022, a net decrease of $7.0 million from December 31, 2021, and $12.8 million as of September 30, 2021, a net increase of $3.3 million from December 31, 2020.

Proceeds due to the Company for sales of non-marketable equity securities included in other current assets as of September 30, 2021 were $0.6 million. No such amounts were recorded as of September 30, 2022.

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

Enrollment is ongoing in two pivotal trials, ATMOSPHERE® and ASCENT™, to evaluate the efficacy and safety of RGX-314 in patients with wet AMD using the subretinal delivery approach, and we expect these pivotal trials to support a Biologics License Application (BLA) submission in 2024. ATMOSPHERE and ASCENT are multi-center, randomized, active-controlled trials to evaluate the efficacy and safety of a single-administration of RGX-314 versus standard of care in patients with wet AMD. In October 2022, we announced data from the Phase I/IIa Long-term Follow-up study of RGX-314 for the treatment of wet AMD using subretinal delivery. As of August 29, 2022, RGX-314 continued to be generally well-tolerated in the long-term follow-up study (n=37). Patients treated with RGX-314 continued to demonstrate a long-term, durable treatment effect in Cohort 3 up to four years and in Cohort 4 up to three years. Stable to improved visual acuity was observed, with a mean best corrected visual acuity (BCVA) of +12 letters from baseline at four years for Cohort 3 patients and -5 letters from baseline at three years for Cohort 4 patients following RGX-314 administration.

We are also evaluating the efficacy, safety and tolerability of suprachoroidal delivery of RGX-314 through AAVIATE®, a multi-center, open label, randomized, controlled, dose-escalation Phase II trial of RGX-314 for the treatment of wet AMD. In October 2022, we announced additional positive interim data from AAVIATE. As of August 1, 2022, RGX-314 suprachoroidal delivery was reported to be well tolerated across 85 patients dosed in Cohorts 1-5. Mild intraocular inflammation was reported at similar incidence in the first and second dose levels, with an increase in incidence in mild to moderate inflammation seen at the third dose level (Cohort 4). All intraocular inflammation resolved with topical corticosteroids. Patients treated in the RGX-314 arms and the ranibizumab control arm both continued to demonstrate stable BCVA and central retinal thickness (CRT) at 6 months. In addition, a meaningful reduction in anti-vascular endothelial growth factor (anti-VEGF) treatment burden following administration of RGX-314 was observed and ranged from -64% to -85% across all cohorts. The highest reduction in treatment burden was observed in the third dose level, with patients receiving a mean of 1.3 injections over six months following administration of RGX-314, which represents an 85% reduction in anti-VEGF treatment burden. Ten out of 15 patients (67%) in the third dose level received no anti-VEGF injections over six months following RGX-314 administration. Interim data from the second dose level (Cohorts 2 and 3) suggested there was no meaningful difference in safety and vision outcomes for patients who are neutralizing antibody (NAb) positive. We have expanded the AAVIATE trial to include a new cohort at the third dose level with short-course prophylactic ocular steroids following RGX-314 administration to evaluate the ability to prevent or reduce the occurrence of the mild to moderate intraocular inflammation seen in previous cohorts. Patients will be enrolled in Cohort 6 regardless of NAb status.

We are also evaluating the efficacy, safety and tolerability of RGX-314 for the treatment of DR through ALTITUDE®, a multi-center, open label, randomized, controlled, dose-escalation Phase II trial. In November 2022, we announced additional positive interim data from ALTITUDE. As of October 17, 2022, RGX-314 was reported to be well tolerated across 50 patients dosed in Cohorts 1-3 at two dose levels (D1 and D2). Three patients had intraocular inflammation, all of which were mild and resolved on topical corticosteroids. No meaningful differences in safety outcomes were observed at six months for patients who are NAb positive. BCVA remained stable in Cohorts 1-3 through six months. Patients treated with RGX-314 in Cohorts 1-3 demonstrated clinically meaningful improvements in disease severity and less disease worsening versus observation control at six months as measured by the Early Treatment Diabetic Retinopathy Study-Diabetic Retinopathy Severity Scale (DRSS). Specifically, 20% (D1: 40%, D2: 11%) achieved ≥2-step DRSS improvement vs. 10% in control, 54% (D1: 60%, D2: 51%) achieved any DRSS improvement vs. 20% in control, and 0% (D1: 0%, D2: 0%) worsened ≥2 steps vs. 20% in control. We have expanded the ALTITUDE trial to include a higher third dose level (1x1012 GC/eye), with patients stratified by DRSS levels across cohorts and all receiving short-course prophylactic ocular steroids following RGX-314 administration.

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

Enrollment is ongoing in the pivotal program of CAMPSIITETM, a Phase I/II/III multi-center, open-label trial to evaluate the efficacy, safety, tolerability and pharmacodynamics of RGX-121 in patients with MPS II up to 5 years old. The trial is expected to enroll up to 10 MPS II patients using commercial-scale cGMP material to support a BLA filing in 2024 using the accelerated approval pathway, with the potential to enroll additional patients. In August 2022, REGENXBIO announced positive interim data from the CAMPSIITE trial of RGX-121. As of August 1, 2022, RGX-121 was reported to be well-tolerated across all cohorts in 14 patients dosed with RGX-121. Patients in all three cohorts demonstrated encouraging, dose-dependent reductions of cerebrospinal fluid (CSF) glycosaminoglycans (GAGs), key biomarkers of I2S enzyme activity, following one-time administration of RGX-121. Improvements in neurodevelopmental function and caregiver reported outcomes in Cohorts 1 and 2 demonstrated CNS activity up to 2 years after RGX-121 administration. GAGs in the CSF have the potential to be considered a surrogate biomarker that is reasonably likely to predict clinical benefit in MPS II disease under the accelerated approval pathway, as buildup of GAGs in the CSF of MPS II patients correlates with clinical manifestations, including neurodevelopmental deficits.

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

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of September 30, 2022, our NAV Technology Platform was being applied in one FDA approved product (Zolgensma®), and the preclinical and clinical development of a number of partnered programs. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform and creating potential additional revenue.

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

Our results of operations for the three and nine months ended September 30, 2022 and 2021 were not significantly impacted by the COVID-19 pandemic. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition in the future remains unknown at this time and will depend on future developments that are highly unpredictable. Please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of the risks we face as a result of the COVID-19 pandemic.

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

Collaboration and License Agreement with AbbVie

Effective in November 2021, we entered into a collaboration and license agreement with AbbVie Global Enterprises Ltd. (AbbVie), a subsidiary of AbbVie Inc., to jointly develop and commercialize RGX-314 (the AbbVie Collaboration Agreement). The AbbVie Collaboration Agreement may materially impact our future revenues, research and development expenses, other operating expenses and operating cash flows associated with the development and commercialization of RGX-314. For additional information regarding the AbbVie Collaboration Agreement, please refer to Note 8, “License and Collaboration Agreements—AbbVie Collaboration and License Agreement” to the accompanying unaudited consolidated financial statements.

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

The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct Expenses
RGX-314	$11,835	$6,714	$33,967	$17,963
RGX-202	4,674	2,831	8,381	6,607
RGX-121 and RGX-111	3,049	2,608	9,097	8,178
Other product candidates	263	344	1,584	1,473
Total direct expenses	19,821	12,497	53,029	34,221
Unallocated Expenses
Platform and new technologies	12,743	9,471	38,811	25,931
Personnel-related	22,789	19,955	68,381	57,770
Facilities and depreciation expense	6,251	5,189	15,869	13,813
Other unallocated	1,709	743	3,858	1,724
Total unallocated expenses	43,492	35,358	126,919	99,238
Total research and development	$63,313	$47,855	$179,948	$133,459

Direct expenses related to the development of RGX-314 for the three and nine months ended September 30, 2022 include $4.2 million and $12.3 million, respectively, in net cost reimbursement from AbbVie under our eye care collaboration which was recorded as a reduction of research and development expenses during the periods. Platform and new technologies includes direct costs not identifiable with a specific lead product candidate, including costs associated with our research and development platform used across programs, process development, manufacturing analytics and early research and development for prospective product candidates and new technologies. We typically utilize our employee and infrastructure resources across our development programs. We do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs.

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

Results of Operations

Our consolidated results of operations were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Revenues
License and royalty revenue	$26,512	$30,773	$(4,261)	$81,379	$71,692	$9,687
Total revenues	26,512	30,773	(4,261)	81,379	71,692	9,687
Operating Expenses
Cost of revenues	13,094	14,105	(1,011)	41,762	28,775	12,987
Research and development	63,313	47,855	15,458	179,948	133,459	46,489
General and administrative	20,921	21,030	(109)	64,071	57,293	6,778
Credit losses and other	229	5,131	(4,902)	703	5,781	(5,078)
Total operating expenses	97,557	88,121	9,436	286,484	225,308	61,176
Loss from operations	(71,045)	(57,348)	(13,697)	(205,105)	(153,616)	(51,489)
Other Income (Expense)
Interest income from licensing	18	117	(99)	265	700	(435)
Investment income	1,497	5,535	(4,038)	3,357	6,514	(3,157)
Interest expense	(5,954)	(6,709)	755	(18,944)	(19,777)	833
Total other income (expense)	(4,439)	(1,057)	(3,382)	(15,322)	(12,563)	(2,759)
Loss before income taxes	(75,484)	(58,405)	(17,079)	(220,427)	(166,179)	(54,248)
Income Tax Benefit (Expense)	—	—	—	41	(4)	45
Net loss	$(75,484)	$(58,405)	$(17,079)	$(220,386)	$(166,183)	$(54,203)

Comparison of the Three Months Ended September 30, 2022 and 2021

License and Royalty Revenue. License and royalty revenue decreased by $4.3 million, from $30.8 million for the three months ended September 30, 2021 to $26.5 million for the three months ended September 30, 2022. The decrease was primarily attributable to Zolgensma royalty revenues, which decreased by $5.0 million, from $30.3 million for the third quarter of 2021 to $25.2 million for the third quarter of 2022. As reported by Novartis, sales of Zolgensma for the third quarter of 2022 decreased by 15% (USD) as compared to the third quarter of 2021. Per Novartis, Zolgensma sales growth volatility is driven by timing of access and reimbursement decisions, as well as timing of prior year patient bolus in certain markets.

Research and Development Expense. Research and development expenses increased by $15.5 million, from $47.9 million for the three months ended September 30, 2021 to $63.3 million for the three months ended September 30, 2022. The increase was primarily attributable to the following:

•
an increase of $8.2 million in costs associated with clinical trial and regulatory activities for our lead product candidates, largely driven by RGX-314 clinical trials;
•
an increase of $6.4 million in manufacturing-related expenses, primarily related to clinical supply for our lead product candidates;
•
an increase of $2.8 million in personnel-related costs as a result of increased headcount of research and development personnel, including a $0.5 million increase in stock-based compensation expense, largely driven by the commencement of in-house manufacturing of clinical supply in 2022; and
•
an increase of $1.7 million in costs for laboratories and facilities used by research and development personnel, including a $0.8 million increase in depreciation expense allocated to research and development functions, largely driven by the occupation of our new corporate headquarters in mid-2021 and the activation of our cGMP facility in mid-2022.

The increase in research and development expenses was partially offset by $4.2 million of net development cost reimbursement from AbbVie recorded in the third quarter of 2022 under our RGX-314 collaboration, which was recorded as a reduction of research and development expenses.

General and Administrative Expense. General and administrative expenses remained consistent, decreasing by $0.1 million, from $21.0 million for the three months ended September 30, 2021 to $20.9 million for the three months ended September 30, 2022.

Investment Income. Investment income decreased by $4.0 million, from $5.5 million for the three months ended September 30, 2021 to $1.5 million for the three months ended September 30, 2022. The decrease was primarily attributable to a realized gain of $5.2 million recognized in the third quarter of 2021 upon the acquisition of our non-marketable equity securities of Corlieve Therapeutics SAS (Corlieve) by uniQure N.V. (uniQure) in July 2021. The decrease in investment income was partially offset by an increase of $1.2 million in interest income for the third quarter of 2022, primarily attributable to higher yields on investments in cash equivalents and marketable debt securities.

Comparison of the Nine Months Ended September 30, 2022 and 2021

License and Royalty Revenue. License and royalty revenue increased by $9.7 million, from $71.7 million for the nine months ended September 30, 2021 to $81.4 million for the nine months ended September 30, 2022. The increase was primarily attributable to Zolgensma royalty revenues, which increased by $8.2 million, from $66.9 million for the nine months ended September 30, 2021 to $75.1 million for the nine months ended September 30, 2022. As reported by Novartis, sales of Zolgensma for the nine months ended September 30, 2022 increased by 5% (USD) as compared to the nine months ended September 30, 2021, driven by geographic expansion of product access outside the United States. Per Novartis, Zolgensma sales growth volatility is driven by timing of access and reimbursement decisions, as well as timing of prior year patient bolus in certain markets.

Cost of Revenues. Cost of revenues increased by $13.0 million, from $28.8 million for the nine months ended September 30, 2021 to $41.8 million for the nine months ended September 30, 2022. The increase was primarily attributable to a non-recurring charge of $9.2 million recognized in the first quarter of 2022 related to the amendment of our license agreement with The Trustees of the University of Pennsylvania (Penn) to buy out our obligation to pay sublicense fees to Penn under the license agreement. For further information regarding the amendment of the license agreement with Penn, please refer to Note 7, “Commitments and Contingencies” to the accompanying unaudited consolidated financial statements.

Research and Development Expense. Research and development expenses increased by $46.5 million, from $133.5 million for the nine months ended September 30, 2021 to $179.9 million for the nine months ended September 30, 2022. The increase was primarily attributable to the following:

•
an increase of $24.4 million in costs associated with clinical trial and regulatory activities for our lead product candidates, largely driven by RGX-314 clinical trials;
•
an increase of $14.4 million in manufacturing-related expenses, primarily related to clinical supply for our lead product candidates;
•
an increase of $10.6 million in personnel-related costs as a result of increased headcount of research and development personnel, including a $1.4 million increase in stock-based compensation expense, largely driven by the commencement of in-house manufacturing of clinical supply in 2022; and
•
an increase of $6.1 million in costs for laboratories and facilities used by research and development personnel, including a $1.8 million increase in depreciation expense allocated to research and development functions, largely driven by the occupation of our new corporate headquarters in mid-2021 and the activation of our cGMP facility in mid-2022.

The increase in research and development expenses was partially offset by $12.3 million of net development cost reimbursement from AbbVie recorded during the nine months ended September 30, 2022 under our RGX-314 collaboration, which was recorded as a reduction of research and development expenses.

General and Administrative Expense. General and administrative expenses increased by $6.8 million, from $57.3 million for the nine months ended September 30, 2021 to $64.1 million for the nine months ended September 30, 2022. The increase was primarily attributable to the following:

•
an increase of $2.1 million in personnel-related costs as a result of increased headcount of general and administrative personnel, including a $0.3 million increase in stock-based compensation expense; and
•
an increase of $1.0 million for net cost reimbursement to AbbVie for commercialization and general and administrative activities performed under our RGX-314 collaboration.

The remaining $3.7 million increase in general and administrative expenses for the nine months ended September 30, 2022 was primarily attributable to travel and meeting-related expenses, information technology and other corporate overhead costs.

Investment Income. Investment income decreased by $3.2 million, from $6.5 million for the nine months ended September 30, 2021 to $3.4 million for the nine months ended September 30, 2022. The decrease was primarily attributable to a realized gain of $5.2 million recognized in the third quarter of 2021 upon the acquisition of our Corlieve equity securities by uniQure in July 2021. The decrease in investment income was partially offset by an increase of $2.1 million in interest income during the nine months ended September 30, 2022, primarily attributable to higher yields on investments in cash equivalents and marketable debt securities.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $617.0 million, which were primarily derived from the sale of our common stock, license and royalty revenue and the monetization of our Zolgensma royalty stream. We expect that our cash, cash equivalents and marketable securities as of September 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements, and are sufficient to meet our financial commitments and obligations, for at least the next 12 months from the date of this report, based on our current business plan.

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

Cash Flows

Our consolidated cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(168,116)	$(122,622)
Net cash used in investing activities	(38,629)	(190,283)
Net cash provided by (used in) financing activities	(19,920)	202,866
Net decrease in cash and cash equivalents and restricted cash	$(226,665)	$(110,039)

Cash Flows from Operating Activities

Our net cash used in operating activities for the nine months ended September 30, 2022 increased by $45.5 million from the nine months ended September 30, 2021. The increase was largely driven by an increase in operating expenses for the nine months ended September 30, 2022. We expect to continue to incur regular net cash outflows from operations for the foreseeable future as we continue the development and advancement of our product candidates and other research programs.

For the nine months ended September 30, 2022, our net cash used in operating activities of $168.1 million consisted of a net loss of $220.4 million, offset by adjustments for non-cash items of $45.1 million and favorable changes in working capital of $7.2 million. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $31.4 million and depreciation and amortization expense of $8.8 million. The changes in working capital include a net decrease in total accounts payable and accrued expenses and other current liabilities of $11.4 million primarily attributable to decreases in accrued personnel costs, accrued sublicense fees and royalties, and income taxes payable. The favorable changes in working capital were partially offset by an increase in other liabilities of $7.9 million primarily attributable to a long-term liability recorded during the period related to the amendment of our license agreement with Penn. Other changes in working capital were incurred in the normal course of business.

For the nine months ended September 30, 2021, our net cash used in operating activities of $122.6 million consisted of a net loss of $166.2 million and unfavorable changes in working capital of $1.9 million, offset by $45.4 million in adjustments for non-cash items. The changes in working capital include a $7.9 million increase in accounts receivable primarily attributable to an increase in Zolgensma royalties receivable at the end of the period, and a $7.9 million increase in prepaid expenses primarily attributable to advances paid during the period to service providers for clinical trial and manufacturing-related services to be performed in future periods. The unfavorable changes in working capital were partially offset by an increase in operating lease liabilities of $10.8 million primarily attributable to funds received under our tenant improvement allowance for the buildout of our new headquarters facility in Rockville, Maryland. Other changes in working capital were incurred in the normal course of business. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $29.6 million, depreciation and amortization expense of $7.0 million, a provision for credit losses of $5.5 million, non-cash interest expense of $4.5 million recognized under our royalty purchase agreement with HCR and net amortization of premiums on marketable debt securities of $4.4 million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2022, our net cash used in investing activities primarily consisted of $172.9 million to purchase marketable debt securities and $25.3 million to purchase property and equipment, partially offset by $159.0 million in maturities of marketable debt securities.

For the nine months ended September 30, 2021, our net cash used in investing activities consisted of $262.7 million to purchase marketable debt securities and $69.6 million to purchase property and equipment, offset by $136.4 million in maturities of marketable debt securities and $5.6 million of proceeds received from the acquisition of our Corlieve equity securities by uniQure in July 2021.

The majority of our capital expenditures for the nine months ended September 30, 2022 and 2021 were related to the build out of our corporate, manufacturing and research headquarters in Rockville, Maryland, including our cGMP facility. The buildout of this facility was completed in the first half of 2022. As a result, we expect capital expenditures for the year ended 2022 to be lower than 2021.

Cash Flows from Financing Activities

For the nine months ended September 30, 2022, our net cash used in financing activities primarily consisted of $24.1 million of Zolgensma royalties paid, net of imputed interest, under our royalty purchase agreement with HCR, and was partially offset by $4.5 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

For the nine months ended September 30, 2021, our net cash provided by financing activities primarily consisted of $216.1 million in net proceeds received from a public offering of our common stock completed in January 2021, net of underwriting discounts and commissions and other offering expenses paid during the period, and was partially offset by $18.0 million of Zolgensma royalties paid, net of imputed interest, under our royalty purchase agreement with HCR.

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

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $381.6 million as of September 30, 2022. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect to continue to incur capital expenditures associated with building out additional laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our exposure to market risk during the nine months ended September 30, 2022.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets

(ii) Consolidated Statements of Operations and Comprehensive Loss

(iii) Consolidated Statements of Stockholders’ Equity

(iv) Consolidated Statements of Cash Flows

(v) Notes to Consolidated Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 formatted in Inline XBRL (included in Exhibit 101)

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

REGENXBIO Inc.

Dated: November 3, 2022	/s/ Kenneth T. Mills
Kenneth T. Mills
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 3, 2022	/s/ Vittal Vasista
Vittal Vasista
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)