Form 10-K
period 2022-12-31
REGENXBIO Inc.
filed 2023-02-28
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 30, 2022, the last business day of the registrant’s most recently completed second quarter, was $985,056,353.

As of February 23, 2023, there were 43,463,655 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement with respect to the registrant’s 2023 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

REGENXBIO INC.

Form 10-K

For the Year Ended December 31, 2022

PART I

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements express a belief, expectation or intention and are generally accompanied by words that convey projected future events or outcomes such as “anticipate,” “assume,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “position,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or by variations of such words or by similar expressions. We have based these forward-looking statements on our current expectations, estimates and assumptions and analyses in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks, uncertainties, assumptions and other important factors, including, but not limited to:

•
our ability to establish and maintain development partnerships, including our collaboration with AbbVie to develop and commercialize RGX-314;
•
our ability to obtain and maintain regulatory approval of our product candidates and the labeling for any approved products;
•
the timing of enrollment, commencement and completion and the success of our clinical trials, including the timing and commencement of our AFFINITY DUCHENNETM clinical trial;
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

You should carefully read the factors discussed in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the SEC) for additional discussion of the risks, uncertainties, assumptions and other important factors that could cause our actual results or developments to differ materially and adversely from those projected in the forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on us or our businesses or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially and adversely from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report. Except as required by law, we disclaim any duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our investigational gene therapies use adeno-associated virus (AAV) vectors from our proprietary gene delivery platform, which we call our NAV® Technology Platform. AAV vectors are non-replicating viral delivery vehicles that are not known to cause disease. Our NAV Technology Platform consists of exclusive rights to a large portfolio of AAV vectors, including AAV7, AAV8, AAV9 and more than 100 other novel AAV vectors (NAV Vectors). We believe this platform forms a strong foundation for our current clinical-stage programs and with our ongoing research and development, we expect to continue to expand our platform and pipeline of potential AAV vector-based gene therapies. We refer to commercial and investigational AAV vector-based gene therapies as AAV Therapeutics.

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

We believe our integrated, end-to-end expertise in discovering, developing and manufacturing AAV Therapeutics distinguishes us from other gene therapy companies. We have built a team of experts in research and development, scalable manufacturing and preclinical and clinical development. As a result, we believe we have the resources and capabilities to conduct early research and preclinical testing, advance AAV Therapeutics into clinical development and manufacture new potential therapies for patients.

We believe our history, science, resources, people and values combine to make us an industry leader in gene therapy and the development of potentially ground-breaking therapies.

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

For many years, by sublicensing NAV Vectors from our NAV Technology Platform to other biopharmaceutical companies with disease-specific expertise, which we refer to as our NAV Technology Licensees, we received capital to advance our own research and capabilities. Our NAV Technology Platform is being applied to a number of programs over a broad range of therapeutic areas and disease indications by our NAV Technology Licensees. These partnered programs include Novartis’ Zolgensma®, a gene therapy for the treatment of spinal muscular atrophy (SMA), which was approved by the U.S. Food and Drug Administration (FDA) in 2019, and has been used to treat over 2,500 patients suffering from SMA, a debilitating and potentially deadly disease. Our partnering strategy provides us the flexibility to sublicense development of treatments designed to address significant unmet medical needs, while remaining focused on our own pipeline of AAV Therapeutics.

We believe we have extensive human safety experience to support the development of our investigational AAV Therapeutics based on data from over 2,800 patients dosed with AAV Therapeutics derived from our NAV Technology Platform in more than 20 different clinical-stage programs and with one FDA approved product. To date, we have observed that AAV Therapeutics derived from our NAV Technology Platform have been generally well tolerated.

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

Our scientists are researching and evaluating NAV Vectors to identify and characterize new features and benefits that may be more clinically effective. We are also engineering novel capsids by leveraging the natural diversity of our NAV Vectors and our detailed knowledge of AAV structure and function. We are designing new NAV Vectors with new features that may enhance tissue and cell type specificity, increase potency and potentially improve the safety profile of AAV Therapeutics. Through our internal efforts and collaborations, we are also designing novel vectors to which we add high affinity targeting domains with the goal of enabling them to deliver genes more precisely to specific tissues and cells.

With AAV Therapeutics, the transgene is eventually transported to the cell nucleus where it is transcribed into RNA. The production of RNA in the cell is controlled by transcriptional elements called enhancers and promoters that are linked to the gene. We have designed optimized enhancer and promoter combinations with the goal of enabling sustained gene expression in particular cell types and potentially increasing durability of therapeutic effect.

We can design our AAV Therapeutics to deliver genes for a spectrum of therapeutic modalities. Our current pipeline of investigational AAV Therapeutics uses NAV Vectors to deliver genes for a therapeutic antibody, or a functional gene to compensate for a missing or non-functional gene.

We also conduct research studying the potential of NAV Vectors to deliver small RNAs, such as microRNA (miRNA) or antisense sequences, which could alter the structure or silence an RNA transcript. We have created a platform for designing efficient small RNA scaffolds to address targets of interest while avoiding off-target effects and cellular toxicity. In addition, NAV Vectors have been designed to enable in vivo gene editing, which involves the alteration of a gene via targeted insertion or deletion of DNA base pairs.

In addition to our research evaluating NAV Vectors, we also work on identifying potential indications for the development of new AAV Therapeutics, guided by our expertise and experience in bringing AAV Therapeutics to the clinical stage. Our early evaluation of targets includes scientific rationale and cross-functional analysis of technical feasibility. In our exploratory research, we work internally and through collaborations with external researchers to identify and optimize AAV Therapeutics based on AAV vector targeting, transgene optimization and evaluation of effective delivery devices. We then execute proof-of-concept research that informs the next steps in our pipeline strategy. While much of our research into potential AAV Therapeutics extends from our clinical expertise in eye diseases, AAV-mediated antibody delivery, neurodegenerative diseases and neuromuscular diseases, we are also able to research potential opportunities to advance AAV Therapeutics for new disease areas.

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

We have invested in innovative manufacturing process development and analytical capabilities and use a suspension cell culture-based manufacturing process. We have deep in-house knowledge of biologics and gene therapy manufacturing, which we believe will enable us to scale manufacturing of our AAV Therapeutics while ensuring product quality for patients and improving cost-of-goods. We have developed systems which we believe will provide robust manufacturing and global supply of AAV Therapeutics to meet quality requirements and anticipated research, clinical and future commercial demand. Our Good Manufacturing Practices (cGMP) production facility, the REGENXBIO Manufacturing Innovation Center (RMIC), is located in our corporate headquarters in Rockville, Maryland. The RMIC has been designed to support production of AAV Therapeutics and has been in operation since mid-2022.

We have developed a proprietary, high-yielding manufacturing process platform for NAV vector production (NAVXpressTM) that can be applied across multiple AAV Therapeutics. The suspension-based manufacturing platform has demonstrated robust scalability from bench-scale to 500 liter and 1,000-liter cGMP batches with consistent yield and product purity demonstrated via comparability studies. At the RMIC facility, we have demonstrated the ability to scale the manufacturing process to 2,000 liters. We believe this flexibility in manufacturing will support a wide range of potential commercial supply requirements for our AAV Therapeutics.

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

While we primarily rely upon internal manufacturing, we have agreements with several biologics contract development and manufacturing organizations (CDMOs) for production of material under cGMP requirements to support our current and future clinical trials, as well as potential future commercialization of our investigational AAV Therapeutics. We select our CDMOs based on capability, capacity and expertise, and we believe partnering with multiple CDMOs provides us with flexibility and diversity in suppliers, as well as access to future capacity to accommodate clinical trials and commercialization. We have a strategic partnership with FUJIFILM Diosynth Biotechnologies for the manufacture of our investigational AAV Therapeutics. Under the terms of the agreement, we secured capacity for the supply of cGMP NAV Vector drug substance produced at scales up to 2,000 liters. We also have agreements with several CDMOs for cGMP final drug product manufacturing and have produced numerous batches for our clinical trials.

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

We have developed significant expertise in designing delivery device systems for use with AAV Therapeutics and have also developed and in-licensed relevant intellectual property, including know-how, related to delivery devices. Our research and development activities have involved several delivery device advancements for AAV Therapeutics. We focus research on designing features and implementing delivery device solutions that we believe have the potential to improve the effect, patient safety and caregiver usability of AAV Therapeutics.

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

Clinical Development of RGX‑314 for the Treatment of Wet AMD

We have initiated two pivotal trials, ATMOSPHERE® and ASCENT™, for the treatment of wet AMD using RGX-314 delivered subretinally, and we expect these pivotal trials to support a Biologics Licensing Application (BLA) submission in 2024. ATMOSPHERE and ASCENT are multi-center, randomized, active-controlled trials to evaluate the efficacy and safety of a single-administration of RGX-314 versus standard of care in patients with wet AMD. Both trials are active and enrolling patients.

We are conducting a Phase II bridging study evaluating the pharmacodynamics, safety and efficacy of RGX-314, a potential one-time therapy delivered subretinally using cGMP material produced by our NAVXpress bioreactor platform process. As of November 14, 2022, RGX-314 was well tolerated across 46 patients dosed at two dose levels. Five serious adverse events (SAEs) were reported, none of which were considered related to RGX-314. In the high dose cohorts, all common treatment emergent adverse events (TEAEs) through six months in the study eye were mild or moderate and included post-operative conjunctival hemorrhage, post-operative inflammation and retinal pigmentary changes. In these cohorts, target protein concentrations in the eye were similar between the manufacturing processes. Patients in the two high dose cohorts also demonstrated stable to improved best corrected visual acuity (BCVA) and central retinal thickness (CRT), and meaningful reductions in anti-VEGF burden, with a majority of subjects injection-free. To support future commercialization of RGX-314, the cGMP material produced by our NAVXpress platform process has been incorporated in the ongoing pivotal trials, ATMOSPHERE and ASCENT, for the treatment of wet AMD using RGX-314 delivered subretinally.

In October 2022, we announced data from the Phase I/IIa long-term follow-up study of RGX-314 for the treatment of wet AMD using subretinal delivery. As of August 29, 2022, RGX-314 continued to be generally well-tolerated in the long-term follow-up study (n=37). Nine SAEs were reported in four patients, none of which were considered related to RGX-314. Patients treated with RGX-314 continued to demonstrate a long-term, durable treatment effect in Cohort 3 up to four years and in Cohort 4 up to three years. Stable to improved visual acuity was observed, with a mean BCVA of +12 letters from baseline at four years for Cohort 3 patients and -5 letters from baseline at three years for Cohort 4 patients following RGX-314 administration.

We are also evaluating the efficacy, safety and tolerability of suprachoroidal delivery of RGX-314 through AAVIATE®, a multi-center, open label, randomized, controlled, dose-escalation Phase II trial of RGX-314 for the treatment of wet AMD.

In October 2022, we announced additional positive interim data from AAVIATE. As of August 1, 2022, RGX-314 suprachoroidal delivery was reported to be well tolerated across 85 patients dosed in Cohorts 1-5. Fifteen SAEs were reported, none of which were considered related to RGX-314. For the total group of Cohorts 1-4 (n=65), all common TEAEs through six months in the study eye were mild or moderate and included conjunctival hemorrhage, increased intraocular pressure, episcleritis and conjunctival hyperemia. Mild intraocular inflammation was reported at similar incidence in the first and second dose levels, with an increase in incidence in mild to moderate inflammation seen at the third dose level (Cohort 4). All intraocular inflammation resolved with topical corticosteroids. Patients treated in the RGX-314 arms and the ranibizumab control arm both continued to demonstrate stable BCVA and CRT at six months. In addition, a meaningful reduction in anti-VEGF treatment burden following administration of RGX-314 compared to mean annualized injection rate during the 12 months prior to administration was observed and ranged from -64% to -85% across all cohorts. The highest reduction in treatment burden was observed in the third dose level, with patients receiving a mean of 1.3 injections over six months following administration of RGX-314, which represents an 85% reduction in anti-VEGF treatment burden. Ten out of 15 patients (67%) in the third dose level received no anti-VEGF injections over six months following RGX-314 administration. In these patients, visual acuity and CRT was observed to be stable over six months. Interim data from the second dose level (Cohorts 2 and 3) suggested there was no meaningful difference in safety and vision outcomes for patients who are neutralizing antibody (NAb) positive. We have expanded the AAVIATE trial to include a new cohort at the third dose level with short-course prophylactic ocular steroids following RGX-314 administration to evaluate the ability to prevent or reduce the occurrence of the mild to moderate intraocular inflammation seen in previous cohorts. Patients will be enrolled in Cohort 6 regardless of NAb status. We expect to complete enrollment of Cohort 6 in the first half of 2023 and report additional interim trial data, including initial data from Cohort 6, in the second half of 2023.

Clinical Development of RGX‑314 for the Treatment of DR

We are evaluating the efficacy, safety and tolerability of suprachoroidal delivery of RGX-314 for the treatment of DR in ALTITUDE®, a multi-center, open label, randomized, controlled, dose-escalation Phase II trial.

In November 2022, we announced additional positive interim data from ALTITUDE. As of October 17, 2022, RGX-314 was reported to be well tolerated across 50 patients dosed in Cohorts 1-3 at two dose levels (D1 and D2). Five SAEs were reported, none of which were considered drug related. For the total group of Cohorts 1-3, common ocular TEAEs in the study eye through six months were predominantly mild and included conjunctival hemorrhage, conjunctival hyperemia and episcleritis. Three patients had intraocular inflammation, all of which were mild and resolved on topical corticosteroids. No meaningful differences in safety outcomes were observed at six months for patients who are NAb positive. BCVA remained stable in Cohorts 1-3 through six months. Patients treated with RGX-314 in Cohorts 1-3 demonstrated clinically meaningful improvements in disease severity and less disease worsening versus observation control at six months as measured by the Early Treatment Diabetic Retinopathy Study-Diabetic Retinopathy Severity Scale (DRSS). Specifically, 20% (D1: 40%, D2: 11%) achieved ≥2-step DRSS improvement vs. 10% in control, 54% (D1: 60%, D2: 51%) achieved any DRSS improvement vs. 20% in control, and 0% (D1: 0%, D2: 0%) worsened ≥2 steps vs. 20% in control. We have expanded the ALTITUDE trial to include a higher third dose level (1x1012 GC/eye), with patients stratified by DRSS levels across cohorts and all receiving short-course prophylactic ocular steroids following RGX-314 administration. We expect to complete enrollment of patients receiving the higher third dose level in the first half of 2023 and report additional interim trial data, including initial data from the third dose level, in the second half of 2023.

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

Clinical Development of RGX-202

We have received clearance of our Investigational New Drug (IND) application by the FDA to evaluate RGX-202 in a first-in-human, Phase I/II clinical trial, named AFFINITY DUCHENNETM, which is active and recruiting patients. This is a multicenter, open-label dose evaluation and dose expansion clinical trial to evaluate the safety, tolerability and clinical efficacy of RGX-202 in patients with Duchenne. We expect to report initial data from the trial in the second half of 2023.

Additionally, we are recruiting patients in the AFFINITY BEYOND™ trial, an observational screening study. The primary objective is to evaluate the prevalence of AAV8 antibodies in patients with Duchenne up to 12 years of age. Information collected in this study may be used to identify potential participants for the AFFINITY DUCHENNE trial and potential future trials of RGX-202.

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

Enrollment is ongoing in the pivotal program of CAMPSIITETM, a Phase I/II/III multi-center, open-label trial to evaluate the efficacy, safety, tolerability and pharmacodynamics of RGX-121 in patients with MPS II up to 5 years old. The trial is expected to enroll 10 MPS II patients at the pivotal dose using commercial-scale cGMP material to support a BLA filing in 2024 using the accelerated approval pathway, with the potential to enroll additional patients. In February 2023, REGENXBIO announced positive interim data from the CAMPSIITE trial of RGX-121. As of January 3, 2023, RGX-121 was reported to be well-tolerated across all cohorts in 15 patients dosed with RGX-121 with no drug-related SAEs. Patients in all three cohorts demonstrated encouraging, dose-dependent reductions of CSF GAGs, key biomarkers of I2S enzyme activity, following one-time administration of RGX-121. Patients receiving the pivotal program dose level continued to demonstrate the largest reductions in CSF GAGs and continued to approach normal levels at 48 weeks. Improvements in neurodevelopmental function and caregiver reported outcomes demonstrated CNS activity up to three years after RGX-121 administration. GAGs in the CSF have the potential to be considered a surrogate biomarker that is reasonably likely to predict clinical benefit in MPS II disease under the accelerated approval pathway, as buildup of GAGs in the CSF of MPS II patients correlates with clinical manifestations, including neurodevelopmental deficits. CAMPSIITE is expected to complete enrollment of 10 MPS II patients in the first half of 2023 to support a BLA filing in 2024 using the accelerated approval pathway.

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

Clinical Development of RGX‑111 for the Treatment of MPS I

We have completed enrollment in a Phase I/II clinical trial of RGX‑111 with follow-up ongoing. The trial is a multi-center, open-label, dose escalation trial that is evaluating the safety, tolerability and pharmacodynamics of RGX-111 delivered to patients with MPS I. The primary endpoint of this trial is safety, and the secondary endpoints include the effect of RGX‑111 on biomarkers of IDUA activity in the CSF, serum and urine, neurocognitive development and other outcome measures.

In addition, RGX-111 was administered to a patient with MPS I through a single-patient IND.

In February 2023, we announced positive interim data from the Phase I/II trial, as well as positive interim data from the single patient IND of RGX-111. RGX-111 was reported to be well tolerated across two dose levels in the eight patients enrolled in the Phase I/II trial as of January 17, 2023 and in the single-patient IND as of December 12, 2021, with no drug-related SAEs. Biomarker and neurodevelopmental assessments indicated an encouraging CNS profile in patients dosed with RGX-111. We plan to manufacture commercial-scale cGMP material using the NAVXpress platform process in the first half of 2023 to support the continued development of RGX-111. We expect to share additional updates on program plans in the second half of 2023.

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

RGX‑181 is our investigational AAV Therapeutic for the treatment of CLN2 disease. It is designed to use the NAV AAV9 vector to deliver the human TPP1 gene to the CNS. Delivery of the gene that is deficient within cells in the CNS could provide a permanent source of secreted TPP1 enzyme, allowing for long-term cross-correction of cells throughout the CNS. In December 2022, we announced that physician investigators at the Hospital de Clinicas in Porto Alegre, Brazil dosed the first child with CLN2 disease with RGX-181 in a single-patient, investigator-initiated study. As of December 20, 2022, RGX-181 was reported to be well-tolerated in this patient with no drug-related SAEs.

RGX-381 is our investigational AAV Therapeutic targeting the ocular manifestations of CLN2 disease. RGX-381 is designed to use the NAV AAV9 vector to deliver the TPP1 gene directly to the retina. We believe that one-time administration of RGX-381 could provide a durable source of TPP1 activity in the retina, thereby potentially preventing visual decline. There is currently no available treatment for the ocular manifestations of CLN2 disease. In December 2022, we announced that a clinical trial application (CTA) was accepted by the UK Health Authority to support a first-in-human, open-label, dose-escalation Phase I/II clinical trial to evaluate the safety and tolerability, as well as the effect on retinal anatomic and functional outcomes, of the subretinal delivery of RGX-381 for the treatment of ocular manifestations of CLN2 disease. We expect to initiate the Phase I/II clinical trial in the first half of 2023.

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

Through December 31, 2022, we were responsible for development expenses for certain ongoing trials of RGX-314 and shared additional development expenses related to RGX-314 with AbbVie. Beginning on January 1, 2023, AbbVie is responsible for the majority of all development expenses.

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

NAV Technology Licensees

In addition to our internal product development efforts, we sublicense our NAV Vectors to other leading biotechnology and pharmaceutical companies. As of December 31, 2022, our NAV Technology Licensees are currently applying our NAV Technology Platform to a number of AAV Therapeutics over a broad range of therapeutic areas and disease indications. Over 60 clinical trials utilizing NAV Vectors have been registered in the National Institutes of Health (NIH) clinical trials database since 2015, and one of three FDA-approved AAV Therapeutics in the United States uses a NAV Vector (Novartis’ Zolgensma). As of December 31, 2022, over 2,800 patients have been treated by REGENXBIO and our NAV Technology Licensees using NAV Vectors across the clinical trial, managed access and commercial settings. In 2022, Zolgensma had $1.37 billion in annual sales.

Our NAV Technology Licensees are shown below.

We have also taken an active role in the formation of several of our NAV Technology Licensees, including being a founding shareholder in Dimension Therapeutics, Inc. (Dimension), Prevail Therapeutics Inc. (Prevail) and Corlieve Therapeutics SAS (Corlieve), all of which have been acquired in strategic transactions since their formation. We entered into a license agreement with each of these NAV Technology Licensees upon their formation, for which we received equity in the NAV Technology Licensee in addition to other consideration. In November 2017, Ultragenyx Pharmaceutical Inc. (Ultragenyx) acquired Dimension for approximately $152 million in cash. In January 2021, Eli Lilly and Company acquired Prevail for up to approximately $1.04 billion. In July 2021, uniQure N.V. (uniQure) acquired Corlieve for up to approximately €250 million in cash and uniQure shares.

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

Zolgensma License

In March 2014, we entered into an agreement with AveXis, Inc. (AveXis, now Novartis Gene Therapies) for an exclusive, worldwide commercial license, with rights to sublicense, to the NAV AAV9 vector for the treatment of SMA. In 2018, we amended the license to include additional intellectual property owned or in-licensed by us, including rights to the NAV Technology Platform beyond NAV AAV9, as well as additional AAV vectors we may discover or license for a certain period of time, for the treatment of SMA. Under the license agreement, as amended, we were entitled to receive over $270 million in fees, development and commercial milestones. In addition, we are entitled to receive mid-single to low double-digit royalties on net sales for Zolgensma or any product developed for the treatment of SMA using the NAV AAV9 vector. For any product developed for the treatment of SMA using a licensed vector other than NAV AAV9, we are entitled to receive a low double-digit royalty on net sales.

Novartis acquired AveXis for $8.7 billion in April 2018, and Zolgensma was subsequently approved by the FDA in May 2019. In December 2020, we sold a portion of our royalty rights from the net sales of Zolgensma to entities managed by Healthcare Royalty Management, LLC (HCR) for a gross purchase price of $200 million. As of December 31, 2022, Zolgensma is approved in 47 countries and over 2,500 patients have been treated.

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

The Trustees of the University of Pennsylvania. In February 2009, we entered into an exclusive, worldwide license agreement with Penn for patent and other intellectual property rights relating to a gene therapy technology platform based on AAVs discovered at Penn in the laboratory of James M. Wilson, M.D., Ph.D. This license was amended in September 2014, April 2016, April 2019, September 2020 and March 2022. In February 2009, we also entered into a sponsored research agreement with Penn (the 2009 SRA) under which we funded the nonclinical research of Dr. Wilson relating to AAV gene therapy and obtained an option to acquire an exclusive worldwide license in certain intellectual property created pursuant to such 2009 SRA. We entered into an additional sponsored research agreement (the 2013 SRA) with Penn in November 2013 which was funded entirely by our NAV Technology Licensee, Dimension. In December 2014, we entered into another SRA with Penn funding related nonclinical research of Dr. Wilson (the 2014 SRA).

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
•
are owned and controlled by Penn.

Prior to entering into the license agreement with us, Penn had previously entered into two license agreements with third parties with respect to certain of the licensed patents and patent applications. Our license from Penn is subject to those preexisting license grants in addition to certain other retained fields. With respect to the first third party license granted by Penn, our license is non-exclusive with respect to the patents and patent applications licensed to the third party for so long as that preexisting license grant remains in effect and will become exclusive upon the expiration or termination of that existing license agreement. The pre-existing licenses also include a license agreement Penn entered into with GSK in May 2002 granting a license to certain patents and patent applications, of which we subsequently sublicensed certain rights to from GSK in March 2009. For further information regarding our GSK sublicense, please see “Platform License Agreements and Other Licenses—Platform Licenses—GlaxoSmithKline LLC” located elsewhere in this Annual Report on Form 10-K. Our license agreement with Penn provides that should the rights Penn licensed to GSK ever revert to Penn, such rights shall automatically be included in our license agreement with Penn.

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
•
certain sublicense fees, of which $12 million remains outstanding; and
•
reimbursements for ongoing patent prosecution and maintenance expenses.

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

In addition, under our GSK license agreement, we are obligated to pay low- to mid-single digit royalty percentages on net sales of licensed products. This payment has been assigned by GSK to Penn such that any royalties we are obligated to pay under the GSK license agreement will be paid to Penn rather than GSK. Under our GSK license agreement, we are required to use commercially reasonable efforts to develop and commercialize licensed products. Our GSK license agreement will terminate upon the expiration, lapse, abandonment or invalidation of the last licensed claim to expire, lapse, become abandoned or unenforceable in all the countries of the world where the licensed patent rights existed. However, if no patent ever issues from patent rights licensed from GSK, this license agreement will terminate a specified number of years after the first commercial sale of the first licensed product in any country. We may terminate this license agreement for any reason upon a specified number of days’ written notice. GSK can terminate this license agreement if:

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

Clearside Biomedical, Inc. In August 2019, we entered into an option and license agreement with Clearside for the option to receive an exclusive, worldwide commercial license, with rights to sublicense, to Clearside’s SCS Microinjector for the delivery of AAV gene therapies for the treatment of wet AMD, DR, and other conditions for which chronic anti-VEGF treatment is currently the standard of care. In October 2019, we exercised the option. This option and license agreement was amended in January 2023. Under the terms of the agreement, as amended, we are obligated to pay Clearside an upfront fee, royalties on net sales, and fees upon the achievement of various milestones. As between us and Clearside, we will be responsible for all development, regulatory and commercialization activities for our gene therapy product candidates. Clearside will be responsible for supplying the SCS Microinjector in support of our preclinical studies, clinical studies and commercial use.

Johns Hopkins University. In June 2022, we entered into a license agreement with Johns Hopkins University (JHU) for the exclusive rights to JHU's undivided interest in intellectual property jointly owned by JHU and us relating to suprachoroidal delivery of anti-VEGF vectors. Under this JHU license agreement, we receive an exclusive license under the licensed patent rights to make, have made, use, import, export, offer to sell and sell licensed products in all fields of use in any country. Under the terms of the agreement, we are obligated to pay JHU an upfront fee, royalties on net sales, minimum annual royalties, sublicense fees and fees upon the achievement of various milestones for the first two licensed products. Additionally, the Company is obligated to pay for certain costs incurred related to the maintenance of the licensed patents.

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

NAV Technology Platform

As of December 31, 2022, our patent portfolio included 22 issued U.S. patents and six European patents relating to the AAV7, AAV8, AAV9 and AAVrh10 vectors and their uses. These patents have terms that will expire as late as 2026, not including patent term extensions.

Our Investigational AAV Therapeutics

As of December 31, 2022, in addition to the patents related to our NAV Technology Platform described above, our patent portfolio included a total of five issued U.S. patents, two issued European patents, five pending International Patent applications filed pursuant to the Patent Cooperation Treaty (PCTs) and 22 PCTs that have entered national stage relating to our product candidates, which are described below:

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

Our patent portfolio relating to RGX-314 includes one issued U.S. patent that will expire in 2037 and seven PCTs that have entered national stage for which any issued U.S. or European patent would expire in 2037, 2038, 2039 or 2040, in each case without taking into account any possible patent term adjustment or extension.

•
RGX-381: Our patent portfolio covers RGX-381 and its use for the treatment of ocular manifestations of CLN2 disease through subretinal or suprachoroidal administration. Our patent portfolio relating to RGX-381 includes three PCTs that have entered national stage for which any issued U.S. or European patent would expire in 2038, 2039 or 2040, and one pending PCT for which any issued U.S. or European patents would expire in 2041, in each case without taking into account any possible patent term adjustment or extension.

Neuromuscular Diseases

In addition to our NAV Technology Platform patents covering the NAV AAV8 vector and its manufacture, our patent portfolio includes more recent filings relating to RGX-202, the NAV AAV8 capsid carrying our microdystrophin construct used to treat Duchenne and the manufacture of RGX-202. Our patent portfolio also covers other AAV vectors carrying our microdystrophin transgene, as well as intravenous and other modes of administration, formulations and bioanalytical assays.

Our patent portfolio relating to RGX-202 includes three pending PCTs and two PCTs that have entered the national stage for which any issued U.S. or European patent would expire in 2040 or 2042, without taking into account any possible patent term adjustment or extension.

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

•
RGX-121/111: Our patent portfolio relating to RGX-121 or RGX-111 includes one issued U.S. patent that will expire in 2037, three issued U.S. patents that will expire in 2034, one issued European patent that will expire in 2034, one issued European patent that will expire in 2036, 14 PCTs that have entered national stage and one pending PCT for which any issued U.S. or European patents would expire in 2034, 2036, 2037, 2038, 2039, 2040, 2041 or 2042, in each case without taking into account any possible patent term adjustment or extension.
•
RGX-181: Our patent portfolio relating to RGX-181 includes two PCTs that have entered national stage for which any issued U.S. or European patent would expire in 2038 or 2039, and one pending PCT for which any issued U.S. or European patents would expire in 2042, in each case without taking into account any possible patent term adjustment or extension.

Manufacturing

Our patent portfolio covers aspects of our manufacturing processes which support our ability to perform large scale manufacturing, increase yield and purity of AAV vector products and meet clinical supply requirements.

Our patent portfolio also includes protection for novel validation and potency assays that further support and streamline our manufacturing processes.

Customers

Our revenues for the years ended December 31, 2022, 2021 and 2020 consisted solely of license and royalty revenue. One customer (Novartis Gene Therapies) accounted for approximately 90% of our total revenues for the year ended December 31, 2022. Two customers (AbbVie and Novartis Gene Therapies) accounted for approximately 99% of our total revenues for the year ended December 31, 2021. One customer (Novartis Gene Therapies) accounted for approximately 94% of our total revenues for the year ended December 31, 2020. We expect future license and royalty revenue to continue to be derived from a limited number of licensees. Future license and royalty revenue is uncertain due to the contingent nature of our licenses granted to third parties and may fluctuate significantly from period to period.

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

There are other organizations working to improve existing therapies or to develop new therapies for our initially selected disease indications. Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success for our product candidates, if approved. These efforts include the following:

•
Wet AMD. Marketed competition for wet AMD largely consists of anti-VEGF therapies developed by Roche/Genentech, Inc. (Lucentis, Susvimo, Vabysmo), Regeneron Pharmaceuticals, Inc. (Eylea) and Novartis (Beovu). Lucentis biosimilars (Biogen - Byooviz, Coherus Biosciences - Cimerli) are also now marketed. Companies with products in development for the treatment of wet AMD include, but may not be limited to, Adverum, Kodiak Sciences, Inc., Opthea, Outlook Therapeutics, Inc. and 4D Molecular Therapeutics.
•
DR. Currently marketed anti-VEGF competition for DR with DME include Roche/Genentech (Lucentis, Vabysmo), Regeneron (Eylea) and Coherus Biosciences (Cimerli). Companies with products in development for the treatment of DR with DME include, but may not be limited to, Kodiak Sciences, Novartis, Opthea and Roche. The principal marketed anti-VEGF competition for DR without DME is Roche/Genentech (Lucentis) and Regeneron (Eylea). Companies with products in development for the treatment of DR without DME include, but may not be limited to, Kodiak Sciences, Novartis and Roche.
•
DMD. There are currently three companies with marketed branded products to treat DMD. Sarepta's products (Exondys, Vyondys, Amondys), PTC Therapeutics' products (Translarna, Emflaza), and NS Pharma's product (Viltepso) are only available in select geographies. There are two principal competitive gene therapy products in clinical development from Pfizer, Inc. (PF-06939926) and Sarepta/Roche (SRP-9001). Other companies with gene therapies in early development for DMD include, but may not be limited to, Solid Biosciences, Genethon, Ultragenyx and Vertex.

•
MPS II. The principal marketed competition for the treatment of MPS II is a systemic enzyme replacement therapy marketed by Takeda Pharmaceutical Company, Ltd. and Sanofi (Elaprase). Two additional products are marketed in select geographies in Asia by JCR Pharmaceuticals Co., Ltd. (Izcargo) and GC Pharma (Hunterase ICV). Companies with products in development for the treatment of MPS II include, but may not be limited to, Avrobio, Inc., Denali Therapeutics Inc., Homology Medicines, Sigilon Therapeutics, Inc. and Takeda.
•
MPS I. There is one principal competitor with a marketed product for the treatment of MPS I, Sanofi (Aldurazyme). Companies with products in development for the treatment of MPS I include, but may not be limited to, JCR Pharmaceuticals Co., Ltd., Orchard Therapeutics plc. and Sigilon Therapeutics, Inc.
•
CLN2 Disease. There is one principal competitor with a marketed product for the treatment of CLN2 disease, BioMarin (Brineura). Companies with products in development for the treatment of CLN2 disease include, but may not be limited to, Lexeo Therapeutics, Orphion Therapeutics, Roche and Polaryx Therapeutics.

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

We anticipate that we will face intense and increasing competition as new drugs and treatments enter the market and advanced technologies become available. We expect any treatments that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, level of biosimilar competition and availability of reimbursement from government and other third-party payors.

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
•
the federal False Claims Act (FCA), which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. Federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, also may implicate the FCA;
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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, PPACA contains provisions that may reduce the profitability of drug products, including, for example, increasing the minimum rebates owed by manufacturers under the Medicaid Drug Rebate Program, extending the rebate program to individuals enrolled in Medicaid managed care plans, addressing a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected and establishing annual fees based on pharmaceutical companies’ share of sales to federal health care programs. In addition, the enactment of the Inflation Reduction Act (IRA) in August 2022 includes significant changes to potential Medicare drug product reimbursement through government negotiation of certain drug prices, as well as manufacturer discount and inflation rebate obligations. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

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

To obtain regulatory approval of a biological medicinal product under EU regulatory systems, we must submit a marketing authorization application. The grant of marketing authorization in the EU for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products and Regulation (EC) No 726/2004 of the European Parliament and of the Council of 31 March 2004 laying down Community procedures for the authorization and supervision of medicinal products for human and veterinary use and establishing the EMA, commonly referred to as the EMA Regulation. Regulation 1394/2007/EC lays down specific rules concerning the authorization, supervision and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. The EMA’s Committee for Advanced Therapies (CAT) is responsible for assessing the quality, safety and efficacy of ATMP. ATMP include gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for an ATMP candidate that is submitted to the EMA. The EMA then provides a final opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization after the EMA has delivered its opinion.

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

Products authorized as “orphan medicinal products” in the EU are entitled to benefits additional to those granted in relation to innovative medicinal products. In accordance with Article 3 of Regulation (EC) No. 141/2000 of the European Parliament and of the Council of 16 December 1999 on orphan medicinal products, a medicinal product may be designated as an orphan medicinal product if (i) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the incentives derived from orphan medicinal product status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Further guidance on such criteria is provided in European Commission Regulation (EC) No. 847/2000 of 27 April 2000 laying down the provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product and definitions of the concepts “similar medicinal product” and “clinical superiority”. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and following grant of a marketing authorization, the EMA and the EU Member States’ competent authorities are not permitted to accept another application for a marketing authorization, or grant a marketing authorization or accept an application to extend an existing marketing authorization, for the same therapeutic indication of a similar medicinal product for ten years following grant or authorization. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant may receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

A new Regulation on HTA on EU level was adopted in December 2021: Regulation (EU) 2021/2282 of the European Parliament and of the Council of 15 December 2021 on health technology assessment and amending Directive 2011/24/EU (the HTA Regulation). The HTA Regulation covers new medicines and certain new medical devices. Member states will be able to use common HTA tools, methodologies and procedures across the EU, working together in four main areas: (i) joint clinical assessments focusing on the most innovative health technologies with the most potential impact for patients; (ii) joint scientific consultations whereby developers can seek advice from HTA authorities; (iii) identification of emerging health technologies to identify promising technologies early; and (iv) continuing voluntary cooperation in other areas. Individual member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. The HTA Regulation will become applicable in January 2025. For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Human Capital Resources

As of February 23, 2023, we employed 401 full-time employees, of which 322 were engaged in research and development activities, including preclinical, manufacturing and clinical study related functions, and 79 were engaged in general administrative activities, including commercial, corporate development, finance, legal, human resources, information technology, facilities and other general and administrative functions. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our relationship with our employees to be good.

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

We have concentrated our research and development efforts on our proprietary AAV gene delivery platform (our NAV Technology Platform), and we have granted licenses to certain intellectual property related to our NAV Technology Platform to our NAV Technology Licensees. Our future success depends on our and our NAV Technology Licensees’ successful development and commercialization of viable gene therapy product candidates. There can be no assurance that we or our NAV Technology Licensees will not experience problems or delays in developing current or future product candidates or that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. We also may experience unanticipated problems or delays in expanding our manufacturing capacity, and this may prevent us from completing our clinical trials, meeting the obligations of our collaborations or commercializing our products on a timely or profitable basis, if at all. For example, we, a partner or another group may uncover one or more previously unknown risks associated with AAV or our NAV Technology Platform, and this may prolong the period of observation required for obtaining regulatory approval, necessitate additional clinical testing or invalidate our NAV Technology.

In addition, the clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the quality, safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be significantly more expensive and take longer than for other, better known or more extensively studied product candidates. Only a few gene therapy products have been approved in the United States, the European Union or elsewhere. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union or elsewhere, or how long it will take to commercialize our product candidates, if approved. Furthermore, approvals by one regulatory authority may not be indicative of what other regulatory authorities may require for approval, and approvals of ex vivo gene therapy products may not be indicative of what may be required for approval of in vivo gene therapy products.

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

Of the large number of biologics and drugs in development in the biopharmaceutical industry, only a small percentage result in the submission of a BLA to the FDA or marketing authorization application (MAA) to the EMA and even fewer are approved for commercialization. Due to several of the risk factors identified in this Annual Report on Form 10-K, we may not achieve our goal to have multiple AAV vector-based gene therapies that are approved or in pivotal trials through our internal and partnered programs by the end of 2025. Furthermore, even if we do receive regulatory approval to market our lead product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that our lead product candidates will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize, our lead product candidates, we may not be able to generate sufficient revenue to continue our business.

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

Because we are developing product candidates for the treatment of certain diseases in which there is little clinical experience and we are using new endpoints and methodologies, there is increased risk that the FDA, the EMA or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results and that these results may be difficult to analyze.

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
•
failure to perform in accordance with GCP, or applicable regulatory guidelines in the European Union and other countries;
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

Any inability to successfully complete research studies and preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates, if approved, and may harm our business, financial condition, results of operations and prospects.

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

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia in trials using lentivirus vectors and death seen in trials sponsored by other companies using adenovirus vectors and AAV vectors, including NAV vectors. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which could substantially limit the effectiveness of the treatment. In previous clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell response, whereby after the vector is within the target cell, the cellular immune response system triggers the removal of transduced cells by activated T-cells. Furthermore, in clinical trials sponsored by other companies involving AAV vectors administered intravitreally for the treatment of retinal conditions, serious adverse reactions, such as panuveitis and loss of vision, have occurred. In addition to side effects caused by product candidates, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur in our or third party trials, our clinical trials could be suspended or terminated.

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

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a REMS and other regulatory authorities could impose other specific obligations as a condition of approval to ensure that the benefits of our product candidates outweigh their risks, which could delay approval of our product candidates. A REMS may include, among other things, a medication guide outlining the risks of the product for distribution to patients; a communication plan to health care practitioners or patients; and elements to assure safe use, which can severely restrict the distribution of a product by, for example, requiring that health care providers receive particular training and obtain special certification prior to prescribing and dispensing the product, limiting the healthcare settings in which the product may be dispensed and subjecting patients to monitoring and enrollment in a registry. If the FDA requires us to adopt a REMS for our products and we are unable to comply with its requirements, the FDA may deem our products to be misbranded and we may be subject to civil money penalties. The European Commission, the EMA and other regulatory authorities may, following grant of marketing authorization in their territory, impose similar obligations.

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

Further, the regulatory authorities may require concurrent approval or the CE mark (a mandatory conformity assessment marking for certain products sold within the European Economic Area (the EEA)) of a companion diagnostic device, since it may be necessary to use FDA-cleared or FDA-approved, or CE-marked, diagnostic tests or diagnostic tests approved by other comparable foreign regulatory authorities to diagnose patients or to assure the safe and effective use of our product candidates in trial subjects. FDA refers to such tests as in vitro companion diagnostic devices. The FDA has articulated a policy position that, when safe and effective use of a therapeutic product depends on a diagnostic device, the FDA generally will require approval or clearance of the companion diagnostic device at the same time that the FDA approves the therapeutic product. The FDA’s guidance allows for two exceptions to the general rule of concurrent drug/device approval, namely, when the therapeutic product is intended to treat serious and life-threatening conditions for which no alternative exists, and when a serious safety issue arises for an approved therapeutic agent, and no FDA-cleared or FDA-approved companion diagnostic test is yet available. It is unclear how the FDA will apply this policy to our current or future gene therapy product candidates. Should the FDA deem genetic tests used for diagnosing patients for our therapies to be in vitro companion diagnostics requiring FDA clearance or approval, we may face significant delays or obstacles in obtaining approval of a BLA for our product candidates.

In the European Union, companion diagnostics are subject to the European Union Directive on in vitro diagnostic medical devices and its implementation in the European Union Member States. Recently revised European Union laws on in vitro diagnostics applied beginning in 2022, which provide for stricter requirements for in vitro diagnostic medical devices and impose additional obligations on manufacturers of in vitro diagnostic medical devices that may impact the development and authorization of our product candidates in the European Union. For example, the new regulation extends the requirement for performance assessment procedures and requires greater involvement of notified bodies in the development of in vitro diagnostic medical devices. This may result in additional regulatory and premarket requirements to market new in vitro diagnostic medical devices. Companies producing in vitro diagnostic medical devices will be required to have a responsible person to oversee regulatory compliance. In addition, the new regulation introduces risk classification of in vitro diagnostic medical devices and significantly increases the number of products that will be subject to stricter regulation. It also introduces the requirement to involve a notified body in the conformity assessment procedure.

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. We intend to submit a marketing authorization application to EMA for approval of our product candidates by the European Commission in the European Union. However, obtaining such approval from the European Commission following the opinion of EMA is a lengthy and expensive process. Additionally, the approval procedures in the UK for our product candidates may be uncertain following the UK’s exit from the European Union.

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

We have experienced an increase in remote working during the COVID-19 pandemic, which may result in increased cybersecurity, privacy and fraud risks.

The COVID-19 pandemic has caused delays to our clinical trials and may further delay or prevent us from proceeding with our clinical trials. Some subjects have been, and may continue to be, disinterested in participating in trials with regular follow-up visits during a pandemic, and some subjects have been, and may continue to be, unable or unwilling to comply with clinical trial protocols.

The COVID-19 pandemic may impact our ability to procure resources, raw materials or components necessary for our research studies, preclinical and clinical development, manufacturing and supply chain, and prices have escalated due to limited supplies of such resources, raw materials and components. For instance, our supply chain may be disrupted or our CMOs may be required to dedicate their facilities, personnel and resources to support vaccine production, which could lead to reduced inventory and delays to our clinical trials. Additionally, required inspections and reviews by regulatory authorities may be delayed due to a focus of resources on COVID-19 as well as continued travel and other restrictions. Significant delays in the timing and completion of our research studies and preclinical and clinical development would increase our costs and could adversely affect our ability to obtain marketing approval from regulatory authorities for the commercialization of our product candidates. Further, meetings with regulatory authorities that would be important in progressing our programs may be delayed or impeded in connection with the COVID-19 pandemic.

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

Since inception, we have incurred cumulative net losses. We have historically financed our operations primarily through private and public offerings of our equity securities, collaborations and licensing rights to our NAV Technology Platform, including milestone payments and royalties from our NAV Technology Licensees. We have devoted substantially all of our efforts to research and development, including preclinical and clinical development of our product candidates, and licensing our NAV Technology Platform, as well as to building out our team. We expect that it could be several years, if ever, before we commercialize a product candidate. We license certain intellectual property related to our NAV Technology Platform to our NAV Technology Licensees and collaborators. Our NAV Technology Licensees and collaborators have multiple preclinical studies and clinical trials in progress. However, only one gene therapy product based on our licensing program, Novartis AG’s Zolgensma, has been approved or commercialized. Other than revenue in connection with sales of Zolgensma, we may generate only limited recurring revenue in the near term from our current NAV Technology Licensees and collaborators. We expect to continue to incur significant expenses and regularly incur operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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

We expect to require substantial future capital in order to complete research studies, preclinical and clinical development for our current product candidates and any future product candidates, and potentially commercialize these product candidates, if approved. We expect our spending levels to increase in connection with our preclinical and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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
•
revenue received from commercial sales of Zolgensma and the timing and amount of Zolgensma royalties paid to HCR under our royalty purchase agreement;
•
revenue received from other commercial sales of our licensees’ and collaborators’ products, should any of their product candidates receive marketing approval, and other revenue received under our licensing agreements and collaborations;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•
our current licensing agreements or collaborations remaining in effect, including the AbbVie Collaboration and License Agreement;
•
our ability to establish and maintain additional licensing agreements or collaborations on favorable terms, if at all; and
•
the extent to which we acquire or in-license other product candidates and technologies.

Many of these factors are outside of our control. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory and marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, and any commercial milestones or royalty payments under our licensing agreements, will be derived from or based on sales of products that may not be commercially available for many years, if at all. In addition, revenue from our NAV Technology Platform licensing is dependent in part on the clinical and commercial success of our licensing partners, including the commercialization of Zolgensma, and in part on maintaining our license agreements with our licensor partners, including GSK and Penn. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

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

Although we have generated significant revenues from licensing our NAV Technology Platform and our other intellectual property, such as our licensing pursuant to the AbbVie Collaboration and License Agreement, we have never generated revenue from sales of our product candidates and may never do so in the future.

We have generated significant revenues from licensing our NAV Technology Platform, including sublicense fees, milestone payments and royalties on net sales of a licensed product, Zolgensma, and licensing our intellectual property to AbbVie pursuant to the AbbVie Collaboration and License Agreement. However, our ability to generate revenue from sales of our internal product candidates will depend on our ability, alone or with partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates.

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

Many of these factors as they relate to our licensees’ and collaborators’ products, including Zolgensma, will be outside our control, and future revenues in connection with sales of such products may be precluded or limited by any of these factors. Under our AbbVie Collaboration and License Agreement, we will have limited influence and control over the RGX-314 development and commercialization activities of AbbVie in markets outside the United States, and future revenues in connection with sales of licensed products under such agreement may be precluded or limited by any of these factors.

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

There is no guarantee that any third party on which we rely for our preclinical research and development activities and the administration and conduct of our clinical trials will devote adequate time and resources to such activities or trials or perform as contractually required. If any such third party fails to meet expected deadlines, fails to adhere to our preclinical or clinical protocols or otherwise performs in a substandard manner, our preclinical programs and clinical trials may be extended, delayed or terminated, which could materially harm our business. Additionally, if any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in our ongoing clinical trials unless we are able to transfer those subjects to another qualified clinical trial site. Furthermore, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized, which could result in substantial delays in our clinical trials and materially harm our business.

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

For example, under our AbbVie Collaboration and License Agreement, we will have limited influence and control over the RGX-314 development and commercialization activities of AbbVie in markets outside the United States. Failure by AbbVie to meet its obligations under our AbbVie Collaboration and License Agreement, apply sufficient efforts at developing and commercializing licensed products, or comply with applicable legal or regulatory requirements, may materially adversely affect our business.

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

In addition, the FDA, the EMA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that we not distribute a lot or batch until the competent authority authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot/batch failures or product recalls. Lot/batch failures, which we have experienced in the past, or product recalls could cause us to delay clinical trials or product launches which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

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

Delays in obtaining regulatory approval of our manufacturing process or disruptions in our manufacturing process, including the development of our cGMP production facility, may delay or disrupt our commercialization efforts.

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

We currently have no products to sell and therefore no product sales and marketing organization. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any products we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaborations regarding one or more of our product candidates with other entities to utilize their marketing and distribution capabilities, such as our collaboration with AbbVie, but we may be unable to enter into such agreements on favorable terms, if at all. If any current licensees or collaborators, or future licensees or collaborators, do not commit sufficient resources to commercialize our products, if approved, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products, including potential one-time gene therapies. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and government payors develop their coverage and reimbursement policies. It is difficult to predict what the CMS, the agency responsible for administering the Medicare program, will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these types of products. We cannot be assured that Medicare or Medicaid will cover any of our products, if approved, or provide reimbursement at adequate levels to realize a sufficient return on our investment. In addition, government regulators and legislative bodies in the United States are considering numerous proposals that may result in limitations on the prices at which we could charge customers for our products if we have products that are approved for sale. For example, the IRA permits HHS to engage in price-capped negotiation to set the price of certain drugs and biologics reimbursed under Medicare Part B and Part D. The IRA contains statutory exclusions to the negotiation program, including for certain orphan designated drugs for which the only approved indication is for the orphan disease or condition. Should our product candidates be approved and covered by Medicare Part B or Part D, and fail to fall within a statutory exclusion, such as that for an orphan drug, those products could, after a period of time (e.g., 13 years after FDA approval of biologics, including gene therapies), be selected for negotiation and become subject to prices representing a significant discount from average prices to wholesalers and direct purchasers. The IRA also establishes a rebate obligation for drug manufacturers that increase prices of Medicare Part B and Part D covered drugs at a rate greater than the rate of inflation. The inflation rebates may require us to pay rebates if we increased the cost of a covered Medicare Part B or Part D approved product faster than the rate of inflation. At this time, we are unable to predict how these recent legislative changes might affect our business. Moreover, reimbursement agencies in the European Union may be more conservative than CMS. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

If we are successful in executing our business strategy, we will need to expand our managerial, operational, financial and other systems and resources to manage our operations, continue our research and development and licensing activities, and, in the longer term, build a sales and marketing infrastructure to support commercialization of any of our product candidates that are approved for sale. Future growth would impose significant added responsibilities on members of management. It is likely that our management, finance, development personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and product candidates requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.

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
•
HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or from making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);
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

Our computer systems or our business partners’ computer systems may be vulnerable to service interruption or destruction, malicious intrusion and random attack. Security breaches pose a risk that sensitive data, including intellectual property, trade secrets or personal information, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of service, social engineering and other means to affect service reliability, threaten data confidentiality, integrity and availability, and fraudulently obtain funds. Our business partners face similar risks, and a security breach of their systems could adversely affect our security posture. While we continue to invest in data protection and information technology, including providing an information security training and compliance program to our employees, there can be no assurance that our efforts will prevent service interruptions or identify breaches in our systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm.

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

Our current revenues are derived from a concentrated customer base. Our revenues for the years ended December 31, 2022 and 2021 consisted solely of license and royalty revenue. One customer accounted for approximately 90% of our total revenues for the year ended December 31, 2022. Two customers accounted for approximately 99% of our total revenues for the year ended December 31, 2021. We expect future license and royalty revenue to be derived from a limited number of licensees and collaborators. Future license and royalty revenue is uncertain due to the contingent nature of our licenses granted to third parties.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. For example, we have filed a complaint for patent infringement against Sarepta Therapeutics, Inc. arising from its use of cultured host cell technology, which we believe is claimed in a patent we licensed from Penn, to make gene therapy products to treat Duchenne muscular dystrophy and Limb-girdle muscular dystrophy, among other products. Our litigation against Sarepta will have an uncertain outcome and may not result in the patent enforcement we desire.

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

The agreements under which we currently license intellectual property or technology from or to third parties, including the AbbVie Collaboration and License Agreement, are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, increase what we believe to be our financial or other obligations under the relevant agreement, or decrease what we believe to be the financial or other obligations of our licensee under the relevant agreement, any of which could materially harm our business, financial condition, results of operations and prospects.

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

We have registered trademarks with the USPTO, including for the marks “AAVIATE,” “ALTITUDE”, “ATMOSPHERE”, “NAV” and “REGENXBIO,” as well as for the REGENXBIO logos. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be harmed. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could harm our financial condition or results of operations.

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

We have raised significant capital through public offerings of our common stock in order to fund our operations, which has caused dilution to our stockholders. We may seek to raise additional capital through public or private equity offerings, debt financings, strategic partnerships, licensing arrangements or other means. We have an effective shelf registration statement on file with the SEC, which allows us to access capital in a timely manner. To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. Any future debt financing may involve covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments or engage in certain merger, consolidation, or asset sale transactions. In addition, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or products or otherwise agree to terms unfavorable to us.

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
•
provide that the board of directors is expressly authorized to adopt, amend or repeal our bylaws; and
•
establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

Pursuant to our restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. Additionally, if the subject matter of any action within the scope of the preceding sentence is filed in a court other than a court located with the State of Delaware (a Foreign Action) in the name of any stockholder, such stockholder shall be deemed to have consented to (a) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the preceding sentence and (b) having service of process made upon such stockholder in any such action by service upon such stockholder’s counsel in the Foreign Action as agent for such stockholder.

Additionally, our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and to have consented to this provision.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Rockville, Maryland. We occupy approximately 186,000 square feet of office, laboratory and manufacturing space at this location, including a fully operational cGMP manufacturing facility, under a lease that expires in September 2036, subject to certain extension and termination options that we hold under the lease agreement.

We also occupy approximately 72,000 square feet of office, laboratory and warehousing space at other locations in Rockville, Maryland and Washington, D.C., and approximately 10,000 square feet of office space in New York, New York, under leases that expire at various dates through 2029, some of which are renewable for additional years.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2017 and December 31, 2022, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. The figures below assume an investment of $100 in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index at the closing price on December 31, 2017 and assumes the reinvestment of dividends, if any.

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

$100 investment in stock or index	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
REGENXBIO Inc.	$100	$126	$123	$136	$98	$68
Nasdaq Composite	$100	$97	$133	$192	$235	$159
Nasdaq Biotechnology	$100	$91	$114	$144	$144	$130

Holders

As of February 23, 2023, there were five holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, as stockholders who are beneficial owners of our common stock hold such shares in street name through brokers and other nominees that are record holders of our common stock.

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

For a full discussion and analysis of financial condition and results of operations for the year ended December 31, 2021, including a year-over-year comparison to the year ended December 31, 2020, please read the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2021, which we filed with the SEC on March 1, 2022.

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

We are also evaluating the pharmacodynamics, safety and efficacy of RGX-314 in patients with wet AMD using the subretinal delivery approach in a Phase II bridging study using cGMP material produced by our NAVXpress™ bioreactor platform process.

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

AFFINITY DUCHENNE™, a multicenter, open-label dose evaluation and dose expansion clinical trial to evaluate the safety, tolerability and clinical efficacy of a one-time intravenous (IV) dose of RGX-202 in patients with Duchenne, is active and recruiting patients.

The AFFINITY BEYOND™ trial, an observational screening study, is also active and recruiting patients. The primary objective is to evaluate the prevalence of AAV8 antibodies in patients with Duchenne up to 12 years of age. Information collected in this study may be used to identify potential participants for the AFFINITY DUCHENNE trial and potential future trials of RGX-202.

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

A clinical trial application (CTA) has been accepted by the UK Health Authority to support a first-in-human, open-label, dose-escalation Phase I/II clinical trial to evaluate the safety and tolerability, as well as the effect on retinal anatomic and functional outcomes, of the subretinal delivery of RGX-381 for the treatment of ocular manifestations of CLN2 disease. We expect to initiate the Phase I/II clinical trial in the first half of 2023.

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of December 31, 2022, our NAV Technology Platform was being applied in one FDA approved product (Zolgensma®), and the preclinical and clinical development of a number of partnered programs. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform and creating potential additional revenue.

Impact of COVID-19

We are continuing to actively monitor the impact of the COVID-19 pandemic, including the emergence of variant strains and governmental reactions, on our business, results of operations and financial condition. Our results of operations for the years ended December 31, 2022, 2021 and 2020 were not significantly impacted by the COVID-19 pandemic. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition in the future remains unknown at this time and will depend on future developments that are highly unpredictable. Please refer to the “Risk Factors” section of this Annual Report on Form 10-K for further discussion of the risks we face as a result of the COVID-19 pandemic.

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

Zolgensma Royalties

Royalty revenue to date consists primarily of royalties on net sales of Zolgensma, which is marketed by Novartis Gene Therapies, Inc. (formerly AveXis, Inc.) (Novartis Gene Therapies), a wholly owned subsidiary of Novartis AG (Novartis), for the treatment of spinal muscular atrophy (SMA). Zolgensma is a licensed product under our license agreement with Novartis Gene Therapies for the development and commercialization of treatments for SMA using the NAV Technology Platform.

Collaboration and License Agreement with AbbVie

Effective in November 2021, we entered into a collaboration and license agreement with AbbVie Global Enterprises Ltd. (AbbVie), a subsidiary of AbbVie Inc., to jointly develop and commercialize RGX-314 (the AbbVie Collaboration Agreement). We recognized license and royalty revenue of $370.0 million upon the effective date of the collaboration in November 2021, and the collaboration may materially impact our future revenues, operating expenses and operating cash flows associated with the development and commercialization of RGX-314. For additional information regarding the AbbVie Collaboration Agreement, please refer to Note 10, “License and Collaboration Agreements—AbbVie Collaboration and License Agreement” to the accompanying audited consolidated financial statements.

Operating Expenses

Our operating expenses consist primarily of cost of revenues, research and development expenses and general and administrative expenses. Personnel costs including salaries, wages, benefits, bonuses and stock-based compensation expense, comprise a significant component of research and development and general and administrative expenses. We allocate indirect expenses associated with our facilities, information technology costs, depreciation and other overhead costs between research and development and general and administrative categories based on employee headcount and the nature of work performed by each employee or using other reasonable allocation methodologies.

Cost of Revenues

Our cost of revenues consists primarily of upstream fees due to our licensors as a result of revenue generated from the licensing of our NAV Technology Platform and other intellectual property rights, including sublicense fees and royalties on net sales of licensed products. Sublicense fees are based on a percentage of license fees received by us from licensees and are recognized in the period that the underlying license revenue is recognized. Royalties are based on a percentage of net sales of licensed products by licensees and are recognized in the period that the underlying sales occur. Future costs of revenues are uncertain due to the nature of our license agreements and significant fluctuations in cost of revenues may occur from period to period.

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
•
fees paid to consultants and other third parties who support our product candidate development;
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

We expect to continue to incur significant research and development expenses for the foreseeable future as we continue development of our product candidates and engage in early research and development for prospective product candidates and new technologies. The following table summarizes our research and development expenses incurred during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Direct Expenses
RGX-314	$49,538	$26,084	$24,083
RGX-202	16,863	8,215	14,073
RGX-121 and RGX-111	12,265	10,795	13,646
Other product candidates	2,089	2,632	12,137
Total direct expenses	80,755	47,726	63,939
Unallocated Expenses
Platform and new technologies	43,236	35,188	24,936
Personnel-related	90,383	76,979	63,531
Facilities and depreciation expense	22,820	18,918	12,488
Other unallocated	5,259	2,626	1,400
Total unallocated expenses	161,698	133,711	102,355
Total research and development	$242,453	$181,437	$166,294

Direct expenses related to the development of RGX-314 for the years ended December 31, 2022 and 2021 include $19.3 million and $5.9 million, respectively, in net cost reimbursement from AbbVie under our eye care collaboration which were recorded as a reduction of research and development expenses during the periods. Net cost reimbursement from AbbVie includes reimbursement of personnel and overhead costs attributable to the development of RGX-314, the underlying costs of which are reported as unallocated expenses in the table above. We typically utilize our employee and infrastructure resources across our development programs. In general, we do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs. Platform and new technologies include direct costs not identifiable with a specific lead product candidate, including costs associated with our research and development platform used across programs, process development, manufacturing analytics and early research and development for prospective product candidates and new technologies.

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

Examples of estimated accrued research and development expenses include fees paid to:

•
Contract research organizations (CROs) and other vendors in connection with preclinical development and clinical studies;
•
Contract manufacturing organizations (CMOs) and other vendors related to process development and manufacturing of materials for use in preclinical development and clinical studies; and
•
service providers for professional service fees such as consulting and other research and development related services.

Our understanding of the status and timing of services performed relative to the actual status and timing may vary and may result in us reporting changes in estimates in any particular period. To date, there have been no material differences from our estimates to the amount actually incurred.

Stock-based Compensation

We account for our stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires all stock-based awards to employees and nonemployees to be recognized as expense based on the grant date fair value of the awards. Our stock-based awards include stock options and restricted stock units granted to employees and nonemployees and shares issued to employees under our employee stock purchase plan.

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

We estimate the fair value of our stock option awards using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (i) the fair value of the underlying common stock, (ii) the expected stock price volatility, (iii) the expected term of the award, (iv) the risk-free interest rate and (v) expected dividends. The fair value of our common stock, as used as an input to determine the fair value of our stock option awards, is based on the closing price of our common stock on the date of the grant. For reporting periods through December 31, 2020, we did not have sufficient historical or implied volatility data for our common stock necessary to estimate expected volatility over a period of time commensurate with the expected term of our stock option awards. For such reporting periods, we estimated expected volatility based on a weighted-average of the historical volatility of our common stock and the common stock of a selected peer group of similar publicly traded companies for which sufficient historical volatility data was available. As more historical trading data became available over time, we gradually increased the weight placed on the historical volatility of our common stock versus the historical peer group volatility data. Effective January 1, 2021, we eliminated the use of historical peer group volatility data and now estimate expected volatility based solely on the historical volatility of our common stock given that sufficient historical volatility data has become available. Due to the lack of sufficient historical data, we estimate the expected term of our employee stock options using the “simplified” method, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. For stock options granted to nonemployees, we use the contractual term of the award rather than expected term to estimate the fair value of the award. We estimate the risk-free interest rates for periods within the expected term of its options based on the rates of U.S. Treasury securities with maturity dates commensurate with the expected term of the associated awards. We assume a dividend yield of zero for our common stock as we have never paid dividends and do not expect to pay dividends for the foreseeable future.

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

As of December 31, 2022, we had federal net operating loss (NOL) carryforwards of $83.1 million, U.S. state NOL carryforwards of $118.0 million and federal and state research and development tax credit carryforwards of $62.6 million (net of unrecognized tax benefits of $0.1 million) which may be available to offset future income tax liabilities. Our federal NOL carryforwards and a portion of our state NOL carryforwards as of December 31, 2022 may be carried forward indefinitely. The remaining portion of our state NOL carryforwards and our federal and state credit carryforwards as of December 31, 2022 expire at various dates between 2029 and 2042.

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, including our NOL and credit carryforwards. Based on our history of operating losses, and other relevant facts and circumstances, we concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we provided a full valuation allowance for our net deferred tax assets as of December 31, 2022 and 2021.

Results of Operations

Our consolidated results of operations were as follows (in thousands):

	Years Ended December 31,			Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenues
License and royalty revenue	$112,724	$470,347	$154,567	$(357,623)	$315,780
Total revenues	112,724	470,347	154,567	(357,623)	315,780
Operating Expenses
Cost of revenues	54,545	51,833	35,714	2,712	16,119
Research and development	242,453	181,437	166,294	61,016	15,143
General and administrative	85,281	79,333	63,817	5,948	15,516
Credit losses (recoveries)	—	(2,569)	7,678	2,569	(10,247)
Other operating expenses (income)	(6,679)	333	297	(7,012)	36
Total operating expenses	375,600	310,367	273,800	65,233	36,567
Income (loss) from operations	(262,876)	159,980	(119,233)	(422,856)	279,213
Other Income (Expense)
Interest income from licensing	342	719	4,271	(377)	(3,552)
Investment income	5,383	6,825	9,723	(1,442)	(2,898)
Interest expense	(23,254)	(26,277)	(771)	3,023	(25,506)
Total other income (expense)	(17,529)	(18,733)	13,223	1,204	(31,956)
Income (loss) before income taxes	(280,405)	141,247	(106,010)	(421,652)	247,257
Income Tax Benefit (Expense)	84	(13,407)	(5,240)	13,491	(8,167)
Net income (loss)	$(280,321)	$127,840	$(111,250)	$(408,161)	$239,090

Comparison of the Years Ended December 31, 2022 and 2021

License and Royalty Revenue. License and royalty revenue decreased by $357.6 million, from $470.3 million for the year ended December 31, 2021 to $112.7 million for the year ended December 31, 2022. The decrease was primarily attributable to non-recurring revenue of $370.0 million recognized in 2021 upon the effectiveness of our collaboration and license agreement with AbbVie for the development and commercialization of RGX-314. The decrease in revenue was partially offset by Zolgensma royalty revenues, which increased by $6.9 million, from $95.0 million in 2021 to $101.9 million in 2022. As reported by Novartis, Zolgensma has been approved in most major markets and sales growth is now mainly driven by the incident patient population.

Cost of Revenues. Cost of revenues increased by $2.7 million, from $51.8 million for the year ended December 31, 2021 to $54.5 million for the year ended December 31, 2022. The increase was primarily attributable to a non-recurring charge of $9.2 million recognized in the first quarter of 2022 related to the amendment of our license agreement with The Trustees of the University of Pennsylvania (Penn) (the Penn License) to buy out our obligation to pay sublicense fees to Penn under the license agreement. For further information regarding the amendment of the Penn License, please refer to Note 8, “Commitments and Contingencies” to the accompanying audited consolidated financial statements. The increase in cost of revenues in 2022 resulting from the amendment to the Penn License was partially offset by a decrease in sublicense fees payable to licensors on revenues generated under our collaboration and license agreement with AbbVie. We incurred $8.5 million in sublicense fees in 2021 as a result of the non-recurring up-front revenue recognized under the AbbVie Collaboration Agreement during the period. We did not recognize any cost of revenues under the AbbVie Collaboration Agreement in 2022.

Research and Development Expense. Research and development expenses increased by $61.0 million, from $181.4 million for the year ended December 31, 2021 to $242.5 million for the year ended December 31, 2022. The increase was primarily attributable to the following:

•
an increase of $33.6 million in costs associated with clinical trial activities for our lead product candidates, largely driven by the advancement of our RGX-314 clinical trials;
•
an increase of $20.4 million in manufacturing-related expenses, primarily related to clinical supply for our RGX-314 and RGX-202 clinical trials;
•
an increase of $13.4 million in personnel-related costs as a result of increased headcount of research and development personnel, including a $1.8 million increase in stock-based compensation expense, largely driven by the commencement of in-house manufacturing of clinical supply in 2022; and

•
an increase of $7.1 million in costs for laboratories and facilities used by research and development personnel, including a $3.4 million increase in depreciation expense allocated to research and development functions, largely driven by the occupation of our new corporate headquarters in mid-2021 and the activation of our cGMP facility in mid-2022.

The increase in research and development expenses was partially offset by an increase of $13.4 million in net development cost reimbursement from AbbVie recorded in 2022 under our RGX-314 collaboration, which was recorded as a reduction of research and development expenses.

General and Administrative Expense. General and administrative expenses increased by $5.9 million, from $79.3 million for the year ended December 31, 2021 to $85.3 million for the year ended December 31, 2022. The increase was primarily attributable to the following:

•
an increase of $2.1 million in information technology and software expenses, largely driven by enhancements to our information systems and infrastructure;
•
an increase of $1.5 million for net cost reimbursement to AbbVie for commercialization and other general and administrative activities performed under our RGX-314 collaboration; and
•
an increase of $0.4 million in personnel-related costs as a result of increased headcount of general and administrative personnel, including a $0.2 million increase in stock-based compensation expense.

The remaining $2.0 million increase in general and administrative expenses in 2022 was primarily attributable to travel and meeting-related expenses and other corporate overhead costs.

Other Operating Expenses (Income). Other operating expenses (income) were $(6.7) million for the year ended December 31, 2022, as compared to $0.3 million for the year ended December 31, 2021. The change was primarily attributable to proceeds of $7.5 million received under a settlement agreement with a third party in the fourth quarter of 2022 that released certain claims regarding infringement of the Company's intellectual property.

Investment Income. Investment income decreased by $1.4 million, from $6.8 million for the year ended December 31, 2021 to $5.4 million for the year ended December 31, 2022. The decrease was primarily attributable to a realized gain of $5.2 million recognized in 2021 upon the acquisition of our non-marketable equity securities of Corlieve Therapeutics SAS (Corlieve) by uniQure N.V. (uniQure) in July 2021. The decrease in investment income was partially offset by an increase of $3.8 million in interest income in 2022, primarily attributable to higher yields on investments in cash equivalents and marketable debt securities.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $565.2 million, which were primarily derived from the sale of our common stock, license and royalty revenue and the monetization of our Zolgensma royalty stream. We expect that our cash, cash equivalents and marketable securities as of December 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements, and are sufficient to meet our financial commitments and obligations, for at least the next 12 months from the date of this report, based on our current business plan. Our recent sources of liquidity include the following events and transactions:

•
Effective in November 2021, we entered into the AbbVie Collaboration Agreement for the development and commercialization of RGX-314. Pursuant to the AbbVie Collaboration Agreement, we received an up-front fee of $370.0 million from AbbVie upon the effective date of the agreement in November 2021, and we are eligible to receive up to $1.38 billion from AbbVie upon the achievement of specified development and sales-based milestones. Additionally, the parties will share equally in the net profits and net losses associated with the commercialization of RGX-314 in the United States, and we are eligible to receive tiered royalties on net sales by AbbVie of RGX-314 outside the United States.
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

We intend to devote the majority of our current capital to clinical development, seeking regulatory approval of our product candidates and, if approved, commercialization of our product candidates, as well as additional capital expenditures needed to support these activities. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the total amount of operating expenditures and capital outlays necessary to complete the development of our product candidates. Additionally, our estimates are based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Furthermore, given the continuing uncertainty and volatile market and economic conditions caused by the COVID-19 pandemic, as well as the potential for further effects due to a resurgence in COVID-19 infections, we will continue to monitor the nature and extent of the impact of the COVID-19 pandemic on our liquidity and capital resources.

Cash Flows

Our consolidated cash flows were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$(207,488)	$218,875	$(54,061)
Net cash provided by (used in) investing activities	(11,929)	(406,642)	122,759
Net cash provided by (used in) financing activities	(28,840)	195,250	200,214
Net increase (decrease) in cash and cash equivalents and restricted cash	$(248,257)	$7,483	$268,912

Cash Flows from Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2022 decreased by $426.4 million from the year ended December 31, 2021. The decrease was largely driven by the non-recurring up-front payment of $370.0 million received under the AbbVie Collaboration Agreement in November 2021 and an increase in research and development expenses in 2022. We expect to continue to incur regular net cash outflows from operations for the foreseeable future as we continue the development and advancement of our product candidates and other research programs.

For the year ended December 31, 2022, our net cash used in operating activities of $207.5 million consisted of a net loss of $280.3 million, offset by adjustments for non-cash items of $58.9 million and favorable changes in working capital of $14.0 million. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $40.8 million and depreciation and amortization expense of $12.9 million. The changes in working capital include an increase in other liabilities of $8.1 million primarily attributable to a long-term liability recorded during the period related to the amendment of the Penn License in the first quarter of 2022. The favorable changes in working capital were partially offset by a net decrease in total accounts payable and accrued expenses and other current liabilities of $6.8 million largely driven by decreases in accrued sublicense fees and royalties and income taxes payable. Other changes in working capital were incurred in the normal course of business.

For the year ended December 31, 2021, our net cash provided by operating activities of $218.9 million consisted of net income of $127.8 million, adjustments for non-cash items of $50.8 million and favorable changes in working capital of $40.2 million. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $38.8 million, depreciation and amortization expense of $9.6 million, net amortization of premiums on marketable debt securities of $5.8 million and non-cash interest expense recognized under our royalty purchase agreement with HCR of $4.6 million, and were partially offset by a realized gain of $5.2 million recognized upon the acquisition of our Corlieve equity securities by uniQure in July 2021. The changes in working capital include an increase in accrued expenses and other current liabilities of $29.9 million primarily attributable to increases in sublicense fees and royalties payable to licensors, income taxes payable and accrued personnel costs. The changes in working capital also included a decrease in accounts receivable of $14.1 million primarily attributable to amounts collected under our settlement agreement with Abeona, and an increase in operating lease liabilities of $12.1 million primarily attributable to funds received under our tenant improvement allowance for the buildout of our new headquarters facility in Rockville, Maryland. The favorable changes in working capital were partially offset by an increase in prepaid expenses of $8.2 million primarily attributable to advances paid to service providers for clinical trial and manufacturing-related services to be performed in future periods, and an increase in other current assets of $7.3 million primarily attributable to amounts due from AbbVie for reimbursement of development costs under our RGX-314 collaboration. Other changes in working capital were incurred in the normal course of business.

Cash Flows from Investing Activities

For the year ended December 31, 2022, our net cash used in investing activities primarily consisted of $184.9 million to purchase marketable debt securities and $30.7 million to purchase property and equipment, partially offset by $203.1 million in maturities of marketable debt securities.

For the year ended December 31, 2021, our net cash used in investing activities consisted of $498.1 million to purchase marketable debt securities and $84.2 million to purchase property and equipment, offset by $170.1 million in maturities of marketable debt securities and $5.6 million of proceeds received from the acquisition of our Corlieve equity securities by uniQure in July 2021.

The substantial majority of our capital expenditures for the years ended December 31, 2022 and 2021 were related to the buildout of our corporate, manufacturing and research headquarters in Rockville, Maryland, including our cGMP facility. The buildout of this facility was completed in 2022 and the facility is now fully operational.

Cash Flows from Financing Activities

For the year ended December 31, 2022, our net cash used in financing activities primarily consisted of $33.1 million of Zolgensma royalties paid, net of imputed interest, under our royalty purchase agreement with HCR, and was partially offset by $4.5 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

For the year ended December 31, 2021, our net cash provided by financing activities primarily consisted of $216.1 million in net proceeds received from a public offering of our common stock completed in January 2021, net of underwriting discounts and commissions and other offering expenses paid during the period, and $6.0 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan, and was partially offset by $26.6 million of Zolgensma royalties paid, net of imputed interest, under our royalty purchase agreement with HCR.

Additional Capital Requirements

Our material capital requirements from known contractual and other obligations primarily relate to vendor service contracts and purchase commitments, in-license agreements, operating lease agreements and our Zolgensma royalty purchase agreement with HCR.

In the normal course of business, we enter into services agreements with CROs, CMOs and other third parties. Generally, these agreements provide for termination upon notice, with specified amounts due upon termination based on the timing of termination and the terms of the agreement. The amounts and timing of payments under these agreements are uncertain and contingent upon the initiation and completion of the services to be provided.

Obligations to licensors under our in-license agreements may include sublicense fees, milestones fees, royalties and reimbursement of patent maintenance costs. Sublicense fees are payable to licensors when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license fees we receive from sublicensees. Milestone fees are payable to licensors upon our future achievement of certain development, regulatory and commercial milestones. Royalties are payable to licensors based on a percentage of net sales of licensed products. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining licensed patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements are uncertain and may fluctuate significantly from period to period.

In March 2022, we entered into a letter agreement with Penn to buy out our obligation to pay sublicense fees under the Penn License. Pursuant to the letter agreement, we are obligated to pay Penn a total of $12.0 million to satisfy any other past or future obligations to pay sublicense fees under the Penn License, which is payable in four equal annual installments of $3.0 million beginning in March 2023. We are no longer obligated to pay sublicense fees to Penn under the license agreement, but remain obligated to pay Penn royalties on net sales of licensed products, milestone fees and reimbursement of certain patent maintenance costs in accordance with the Penn License.

We have entered into a number of long-term operating leases for office, laboratory and manufacturing space in Rockville, Maryland, Washington, D.C. and New York, New York, as well as a number of laboratory and other equipment leases. Please refer to Note 6 to the accompanying consolidated financial statements for further information regarding our lease commitments.

Under the terms of our royalty purchase agreement with HCR, our future Zolgensma royalties, less amounts payable by us to certain licensors, will be payable to HCR up to a specified capped amount. As of December 31, 2022, the total amount of future Zolgensma royalties to be paid to HCR under the agreement was $151.6 million if paid by November 7, 2024, or $191.6 million if paid after that date. We have no obligation to repay any amounts to HCR if total future Zolgensma royalty payments are not sufficient to repay these amounts.

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $441.6 million as of December 31, 2022. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect to continue to incur capital expenditures associated with building out additional laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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
•
revenue received from commercial sales of Zolgensma and the timing and amount of Zolgensma royalties paid to HCR under our royalty purchase agreement;
•
revenue received from other commercial sales of our licensees’ and collaborators’ products, should any of their product candidates receive marketing approval, and other revenue received under our licensing agreements and collaborations;
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

Many of these factors are outside of our control. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory and marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, and any commercial milestones or royalty payments under our licensing agreements, will be derived from or based on sales of products that may not be commercially available for many years, if at all. In addition, revenue from our NAV Technology Platform licensing is dependent in part on the clinical and commercial success of our licensing partners, including the commercialization of Zolgensma, and in part on maintaining our license agreements with our licensor partners, including GlaxoSmithKline LLC (GSK) and Penn. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to interest rate risk results from the cash equivalents and marketable securities in our investment portfolio. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. At any time, significant changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. As of December 31, 2022 and 2021, we had cash, cash equivalents and marketable securities of $565.2 million and $849.3 million, respectively. Our cash equivalents and marketable securities as of December 31, 2022 consisted of money market mutual funds, U.S. government and agency securities, certificates of deposit and corporate bonds. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2022, we estimate that the increase would have resulted in a hypothetical decline of $4.0 million in the net fair value of our interest-sensitive securities. A similar increase in market interest rates as of December 31, 2021 would have resulted in an estimated hypothetical decline of $7.1 million in the net fair value of our interest-sensitive securities as of December 31, 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in the COSO 2013 framework.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which accompanies our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our proxy statement for the 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (2023 Proxy Statement) under the headings “Election of Directors,” “Information about our Executive Officers” and “Corporate Governance” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our 2023 Proxy Statement under the headings “Corporate Governance,” “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our 2023 Proxy Statement under the headings “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our 2023 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our 2023 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

REGENXBIO INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of REGENXBIO Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of REGENXBIO Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – License and Royalty Revenue

As described in Note 2 to the consolidated financial statements, the Company's revenue is made up of license and royalty revenue. Management recognizes license revenue from (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, and (iii) sublicense fees. Management recognizes royalty revenue on sales of licensed products. The Company’s consolidated license and royalty revenue was $112.7 million for the year ended December 31, 2022.

The principal consideration for our determination that performing procedures relating to license and royalty revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over the revenue recognition process. These procedures also included, among others, (i) evaluating license revenue transactions by obtaining a sample of revenue agreements and testing whether revenue was recognized in accordance with the terms of the agreement and the applicable accounting standard, (ii) obtaining and inspecting third party royalty reports and the related cash settlement, where applicable, (iii) testing the completeness and accuracy of data provided by management, and (iv) evaluating the financial statement presentation and related disclosures.

/s/ PricewaterhouseCoopers LLP

Washington, District of Columbia

February 28, 2023

We have served as the Company’s auditor since 2015.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$96,952	$345,209
Marketable securities	267,690	112,230
Accounts receivable	28,082	32,439
Prepaid expenses	13,900	18,752
Other current assets	9,352	10,196
Total current assets	415,976	518,826
Marketable securities	200,560	391,907
Accounts receivable (net of allowance of $4,152 and $3,758 as of December 31, 2022 and 2021, respectively)	1,504	2,262
Property and equipment, net	141,685	131,547
Operating lease right-of-use assets	65,116	60,904
Restricted cash	2,030	2,030
Other assets	6,397	6,428
Total assets	$833,268	$1,113,904
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$27,213	$11,387
Accrued expenses and other current liabilities	46,794	76,111
Deferred revenue	1,829	3,333
Operating lease liabilities	5,997	1,752
Liability related to sale of future royalties	48,601	37,889
Total current liabilities	130,434	130,472
Operating lease liabilities	88,802	84,929
Liability related to sale of future royalties	89,005	133,460
Other liabilities	8,832	745
Total liabilities	317,073	349,606
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at December 31, 2022 and 2021; 43,299 and 42,831 shares issued and outstanding at December 31, 2022 and 2021, respectively	4	4
Additional paid-in capital	973,145	928,095
Accumulated other comprehensive loss	(15,401)	(2,569)
Accumulated deficit	(441,553)	(161,232)
Total stockholders’ equity	516,195	764,298
Total liabilities and stockholders’ equity	$833,268	$1,113,904

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Revenues
License and royalty revenue	$112,724	$470,347	$154,567
Total revenues	112,724	470,347	154,567
Operating Expenses
Cost of revenues	54,545	51,833	35,714
Research and development	242,453	181,437	166,294
General and administrative	85,281	79,333	63,817
Credit losses (recoveries)	—	(2,569)	7,678
Other operating expenses (income)	(6,679)	333	297
Total operating expenses	375,600	310,367	273,800
Income (loss) from operations	(262,876)	159,980	(119,233)
Other Income (Expense)
Interest income from licensing	342	719	4,271
Investment income	5,383	6,825	9,723
Interest expense	(23,254)	(26,277)	(771)
Total other income (expense)	(17,529)	(18,733)	13,223
Income (loss) before income taxes	(280,405)	141,247	(106,010)
Income Tax Benefit (Expense)	84	(13,407)	(5,240)
Net income (loss)	$(280,321)	$127,840	$(111,250)
Other Comprehensive Loss
Unrealized loss on available-for-sale securities, net	(12,832)	(2,209)	(565)
Total other comprehensive loss	(12,832)	(2,209)	(565)
Comprehensive income (loss)	$(293,153)	$125,631	$(111,815)

Net income (loss) per share:
Basic	$(6.50)	$3.01	$(2.98)
Diluted	$(6.50)	$2.91	$(2.98)
Weighted-average common shares outstanding:
Basic	43,152	42,438	37,281
Diluted	43,152	43,913	37,281

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	36,992	$4	$627,810	$205	$(177,822)	$450,197
Exercise of stock options	428	—	5,623	—	—	5,623
Issuance of common stock under employee stock purchase plan	55	—	1,799	—	—	1,799
Stock-based compensation expense	—	—	31,949	—	—	31,949
Unrealized loss on available-for-sale securities, net	—	—	—	(565)	—	(565)
Net loss	—	—	—	—	(111,250)	(111,250)
Balances at December 31, 2020	37,476	4	667,181	(360)	(289,072)	377,753
Issuance of common stock upon public offering, net of transaction costs of $14,194	4,899	—	216,059	—	—	216,059
Exercise of stock options, net of tax	403	—	4,279	—	—	4,279
Issuance of common stock under employee stock purchase plan	54	—	1,768	—	—	1,768
Stock-based compensation expense	—	—	38,808	—	—	38,808
Unrealized loss on available-for-sale securities, net	—	—	—	(2,209)	—	(2,209)
Net income	—	—	—	—	127,840	127,840
Balances at December 31, 2021	42,831	4	928,095	(2,569)	(161,232)	764,298
Vesting of restricted stock units, net of tax	60	—	(284)	—	—	(284)
Exercise of stock options, net of tax	332	—	2,804	—	—	2,804
Issuance of common stock under employee stock purchase plan	76	—	1,742	—	—	1,742
Stock-based compensation expense	—	—	40,788	—	—	40,788
Unrealized loss on available-for-sale securities, net	—	—	—	(12,832)	—	(12,832)
Net loss	—	—	—	—	(280,321)	(280,321)
Balances at December 31, 2022	43,299	$4	$973,145	$(15,401)	$(441,553)	$516,195

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$(280,321)	$127,840	$(111,250)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation expense	40,788	38,808	31,949
Depreciation and amortization	12,909	9,564	8,407
Provision for credit losses (recoveries)	—	(2,569)	7,678
Net amortization of premiums on marketable debt securities	4,712	5,842	1,083
Net loss (gain) on investments	79	(5,189)	(4,918)
Imputed interest income from licensing	(342)	(360)	(2,163)
Non-cash interest expense	137	4,642	771
Other non-cash adjustments	573	79	163
Changes in operating assets and liabilities
Accounts receivable	4,822	14,118	(9,898)
Prepaid expenses	4,852	(8,247)	(4,030)
Other current assets	247	(7,314)	2,341
Operating lease right-of-use assets	4,450	4,866	3,219
Other assets	31	(2,272)	399
Accounts payable	18,790	(2,304)	3,873
Accrued expenses and other current liabilities	(25,616)	29,908	17,400
Deferred revenue	(1,165)	(899)	—
Operating lease liabilities	(544)	12,073	2,139
Other liabilities	8,110	289	(1,224)
Net cash provided by (used in) operating activities	(207,488)	218,875	(54,061)
Cash flows from investing activities
Purchases of marketable debt securities	(184,875)	(498,144)	(123,041)
Maturities of marketable debt securities	203,146	170,086	233,468
Sales of marketable debt securities	—	—	2,287
Sales of equity securities	524	5,591	36,914
Purchases of property and equipment	(30,724)	(84,175)	(26,869)
Net cash provided by (used in) investing activities	(11,929)	(406,642)	122,759
Cash flows from financing activities
Proceeds from exercise of stock options	2,804	4,281	5,623
Taxes paid related to net settlement of stock-based awards	(284)	(2)	—
Proceeds from issuance of common stock under employee stock purchase plan	1,742	1,768	1,799
Proceeds from public offering of common stock, net of underwriting discounts and commissions	—	216,438	—
Issuance costs for public offering of common stock	—	(379)	—
Proceeds from sale of future royalties	—	—	196,000
Transaction costs for sale of future royalties	—	(265)	(3,208)
Repayments under liability related to sale of future royalties, net of imputed interest	(33,102)	(26,591)	—
Net cash provided by (used in) financing activities	(28,840)	195,250	200,214
Net increase (decrease) in cash and cash equivalents and restricted cash	(248,257)	7,483	268,912
Cash and cash equivalents and restricted cash
Beginning of period	347,239	339,756	70,844
End of period	$98,982	$347,239	$339,756
Supplemental cash flow information
Cash paid (received) for income taxes	$11,812	$5,996	$(191)
Cash paid for imputed interest under liability related to sale of future royalties	$23,117	$21,635	$—
The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

REGENXBIO Inc. (the Company) is a clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. The Company has developed a broad pipeline of gene therapy product candidates using its proprietary adeno-associated virus (AAV) gene delivery platform (NAV Technology Platform), which consists of exclusive rights to over 100 novel AAV vectors, including AAV7, AAV8 and AAV9. In addition to its internal product development efforts, the Company also selectively licenses the NAV® Technology Platform to other leading biotechnology and pharmaceutical companies (NAV Technology Licensees). As of December 31, 2022, the NAV Technology Platform was being applied by NAV Technology Licensees in one commercially available product, Zolgensma®, and in the preclinical and clinical development of a number of licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development and commercialization of certain product candidates. The Company was formed in 2008 in the State of Delaware and is headquartered in Rockville, Maryland.

As of December 31, 2022, the Company had generated an accumulated deficit of $441.6 million since inception. As the Company has incurred cumulative losses since inception, transition to recurring profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability, and unless and until it does, the Company will continue to need to raise additional capital, to the extent possible. As of December 31, 2022, the Company had cash, cash equivalents and marketable securities of $565.2 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

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

The Company’s revenues consist of license and royalty revenue. For the year ended December 31, 2022, 35% and 10% of the Company’s revenues were attributed to the U.S. and Germany, respectively, and no other countries were attributed 10% or more of the Company’s revenues. For the year ended December 31, 2021, 79% and 7% of the Company’s revenues were attributed to Bermuda and the U.S., respectively, and no other countries were attributed 10% or more of the Company’s revenues. For the year ended December 31, 2020, 80% of the Company’s revenues were attributed to the U.S. and no other countries were attributed 10% or more of the Company’s revenues. The country of origin for license revenue is determined based on the country of domicile of the licensee. The country of origin for royalty revenue is determined based on the location of the underlying net sales of licensed products. The substantial majority of the Company’s assets reside in the U.S.

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

	As of December 31,
	2022	2021	2020
Cash and cash equivalents	$96,952	$345,209	$338,426
Restricted cash	2,030	2,030	1,330
Total cash and cash equivalents and restricted cash	$98,982	$347,239	$339,756

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

At each reporting date, the Company evaluates available-for-sale debt securities which have an amortized cost basis in excess of the fair value of the security to determine if the unrealized loss or any potential credit losses should be recognized in results of operations. If the Company does not have the intent and ability to hold the security until recovery of the unrealized loss, the difference between the fair value and amortized cost basis of the security is charged to results of operations resulting in a new amortized cost basis of the security. If the Company has the intent and ability to hold the security until recovery of the unrealized loss, the security is evaluated for potential credit losses. If a credit loss is deemed to exist, the credit loss is recognized in results of operations and an allowance for credit losses is recorded against the amortized cost basis of the security. In determining whether a credit loss exists related to impaired available-for-sale debt securities, the Company considers, among other factors, the extent of the unrealized loss relative to the amortized cost basis, the credit rating of the issuer and any recent changes thereto, current and expected future economic conditions, and any adverse events or other changes in circumstances that have occurred which may indicate a potential credit loss. The Company did not record an allowance for credit losses on its available-for-sale debt securities as of December 31, 2022 or 2021.

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

The following table summarizes those customers who represented at least 10% of revenues or total net accounts receivable for the periods presented:

	Revenues			Accounts Receivable, Net
	Years Ended December 31,			As of December 31,
	2022	2021	2020	2022	2021
Customer A	90%	20%	94%	92%	77%
Customer B	*	79%	*	*	*
Customer C	*	*	*	*	14%

* Represented less than 10%

Leases

The Company accounts for its lease arrangements in accordance with Accounting Standards Codification (ASC) 842, Leases (Topic 842). Under Topic 842, the Company classifies its leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, the Company records a right-of-use asset and a lease liability for all leases with a term greater than 12 months. All of the Company’s leases as of December 31, 2022 and 2021 have been classified as operating leases. Operating lease expense is recognized on a straight-line basis over the term of the lease, with the exception of variable lease expenses which are recognized as incurred.

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

Cloud Computing Arrangements

The Company capitalizes certain costs associated with the implementation of cloud computing arrangements that are accounted for as service contracts. Once implementation activities are substantially complete and the cloud-based application is ready for its intended use, capitalization ceases and amounts capitalized are amortized on a straight-line basis over the term of the hosting arrangement. Capitalized implementation costs for cloud-based applications and associated amortization are classified on the consolidated balance sheets and statements of operations and comprehensive income (loss) in the same manner as the costs of the associated hosting arrangement. As of December 31, 2022 and 2021, the Company had recorded capitalized costs, net of amounts amortized, of $2.4 million and $3.3 million, respectively, related to the implementation of cloud-based software applications, which were included in prepaid expenses and other assets on the consolidated balance sheets. Amortization of capitalized implementation costs for cloud-based applications recorded for the years ended December 31, 2022, 2021 and 2020 was $1.3 million, $0.6 million and $0.1 million, respectively, and was included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to estimated future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses on long-lived assets were recorded during the years ended December 31, 2022, 2021 and 2020.

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

Due to its continuing involvement in the underlying license agreement with Novartis Gene Therapies, Inc. (formerly AveXis, Inc.) (Novartis Gene Therapies), the Company continues to recognize royalty revenue on net sales of Zolgensma and records the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the royalty purchase agreement. The portion of the liability related to the sale of future royalties which is expected to be amortized within 12 months of the reporting date is recorded as a current liability, with the remaining portion of the liability recorded as a non-current liability.

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

Royalty revenue to date consists primarily of royalties on net sales of Zolgensma, which is a licensed product under the Company’s license agreement with Novartis Gene Therapies, a wholly owned subsidiary of Novartis AG (Novartis), for the development and commercialization of treatments for spinal muscular atrophy (SMA). The Company recognizes royalty revenue from net sales of Zolgensma in the period in which the underlying products are sold by Novartis Gene Therapies, which in certain cases may require the Company to estimate royalty revenue for periods of net sales which have not yet been reported to the Company. Estimated royalties are reconciled to actual amounts reported in subsequent periods, and any differences are recognized as an adjustment to royalty revenue in the period the royalties are reported. Sales-based milestone payments related to net sales of Zolgensma are recognized as royalty revenue in the period in which the milestone is achieved.

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

Cost of Revenues

Cost of revenues consists primarily of sublicense fees and royalties on net sales of licensed products as specified in the Company’s agreements with its licensors. Sublicense fees are based on a percentage of license fees received by the Company from licensees and are recognized in the period that the underlying revenue is recognized. Royalties are based on a percentage of net sales of licensed products by licensees and are recognized in the period that the underlying sales occur. Amounts which are payable to licensors in periods beyond 12 months from the reporting date are recorded as non-current liabilities on the consolidated balance sheets.

Research and Development Expenses

Research and development costs are expensed as incurred in performing research and development activities. Advance payments for goods or services related to research and development activities are deferred and expensed as the goods are delivered or the services are performed. Research and development costs include salaries, wages, benefits and other personnel costs, laboratory and facilities costs, allocated overhead costs, license and milestone fees, and costs of goods and services associated with preclinical research and clinical trial activities, associated manufacturing-related activities, regulatory activities and other related services performed by third parties. At the end of each reporting period, the Company compares payments made to third-party service providers to the estimated expenses incurred based on the services provided and progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the estimated expenses incurred, the Company may record net prepaid or accrued research and development expenses relating to these costs. Up-front fees incurred in obtaining technology licenses, as well as milestone payments to licensors, are charged to research and development expense as incurred if the technology licensed has no alternative future use.

Stock-based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires all stock-based awards to employees and nonemployees to be recognized as expense based on the grant date fair value of the awards. The Company’s stock-based awards include stock options and restricted stock units granted to employees and nonemployees and shares issued to employees under its employee stock purchase plan.

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

The Company estimates the fair value of its stock option awards using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (i) the fair value of the underlying common stock, (ii) the expected stock price volatility, (iii) the expected term of the award, (iv) the risk-free interest rate and (v) expected dividends. For reporting periods through December 31, 2020, the Company did not have sufficient historical or implied volatility data for its common stock necessary to estimate expected volatility over a period of time commensurate with the expected term of its stock option awards. For such reporting periods, the Company estimated expected volatility based on a weighted-average of the historical volatility of its common stock and the common stock of a selected peer group of similar publicly traded companies for which sufficient historical volatility data was available. As more historical trading data became available over time, the Company gradually increased the weight placed on the historical volatility of its common stock versus the historical peer group volatility data. Effective January 1, 2021, the Company eliminated the use of historical peer group volatility data and now estimates expected volatility based solely on the historical volatility of its common stock given that sufficient historical volatility data has become available. Due to the lack of sufficient historical data, the Company estimates the expected term of its employee stock options using the “simplified” method, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. For stock options granted to nonemployees, the Company uses the contractual term of the award rather than expected term to estimate the fair value of the award. The Company estimates the risk-free interest rates for periods within the expected term of its options based on the rates of U.S. Treasury securities with maturity dates commensurate with the expected term of the associated awards. The Company assumes a dividend yield of zero for its common stock as it has never paid dividends and does not expect to pay dividends for the foreseeable future.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive income (loss).

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

Recent Accounting Pronouncements

The Company did not adopt any new accounting standards during the year ended December 31, 2022 which had a material impact on the consolidated financial statements.

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2022
U.S. government and agency securities	$134,485	$—	$(3,492)	$130,993
Certificates of deposit	7,555	1	(248)	7,308
Corporate bonds	340,752	—	(10,803)	329,949
	$482,792	$1	$(14,543)	$468,250

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2021
U.S. government and agency securities	$60,118	$—	$(229)	$59,889
Certificates of deposit	2,936	2	(11)	2,927
Corporate bonds	442,792	62	(1,533)	441,321
	$505,846	$64	$(1,773)	$504,137

As of December 31, 2022 and 2021, no available-for-sale debt securities had remaining maturities greater than three years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of December 31, 2022 and 2021, the balance in accumulated other comprehensive loss consisted solely of unrealized gains and losses on available-for-sale debt securities, net of reclassification adjustments for realized gains and losses and income tax effects. Unrealized loss on available-for-sale securities, net, as presented in the consolidated statements of operations and comprehensive income (loss) consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Unrealized loss before reclassifications	$(12,904)	$(2,202)	$(426)
Realized losses (gains) reclassified to investment income	72	(7)	(139)
Income tax expense	—	—	—
Unrealized loss on available-for-sale securities, net	$(12,832)	$(2,209)	$(565)

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
U.S. government and agency securities	$91,498	$(2,014)	$38,495	$(1,478)	$129,993	$(3,492)
Certificates of deposit	4,484	(144)	2,087	(104)	6,571	(248)
Corporate bonds	106,707	(3,866)	223,242	(6,937)	329,949	(10,803)
	$202,689	$(6,024)	$263,824	$(8,519)	$466,513	$(14,543)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
U.S. government and agency securities	$59,889	$(229)	$—	$—	$59,889	$(229)
Certificates of deposit	2,195	(11)	—	—	2,195	(11)
Corporate bonds	385,115	(1,533)	—	—	385,115	(1,533)
	$447,199	$(1,773)	$—	$—	$447,199	$(1,773)

As of December 31, 2022, available-for-sale debt securities held by the Company which were in an unrealized loss position consisted of 138 investment grade security positions. The Company has the intent and ability to hold such securities until recovery, and based on the credit quality of the issuers and low severity of each unrealized loss position relative to its amortized cost basis, the Company did not identify any credit losses associated with its available-for-sale debt securities. The Company did not recognize any impairment or credit losses on available-for-sale debt securities during the years ended December 31, 2022, 2021 and 2020.

During the year ended December 31, 2020, the Company recognized total net realized and unrealized gains of $4.8 million related to its marketable equity securities of Prevail Therapeutics Inc. (Prevail). The Prevail securities were acquired as consideration for a license to the NAV Technology Platform granted by the Company to Prevail in August 2017. Prevail completed its initial public offering (IPO) in June 2019, prior to which the securities were accounted for as non-marketable equity securities without a readily determinable fair value and had a carrying value of $0.4 million. Upon Prevail’s IPO in June 2019, the securities were reclassified to marketable securities and remeasured at fair value at each subsequent reporting date. As of December 31, 2020, the Company had sold all of its Prevail equity securities.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2022
Cash equivalents:
Money market mutual funds	$—	$58,611	$—	$58,611
Corporate bonds	—	993	—	993
Total cash equivalents	—	59,604	—	59,604
Marketable securities:
U.S. government and agency securities	—	130,993	—	130,993
Certificates of deposit	—	7,308	—	7,308
Corporate bonds	—	329,949	—	329,949
Total marketable securities	—	468,250	—	468,250
Total cash equivalents and marketable securities	$—	$527,854	$—	$527,854

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2021
Cash equivalents:
Money market mutual funds	$—	$236,340	$—	$236,340
Total cash equivalents	—	236,340	—	236,340
Marketable securities:
U.S. government and agency securities	—	59,889	—	59,889
Certificates of deposit	—	2,927	—	2,927
Corporate bonds	—	441,321	—	441,321
Total marketable securities	—	504,137	—	504,137
Total cash equivalents and marketable securities	$—	$740,477	$—	$740,477

Management estimates that the carrying values of its current accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Accounts receivable which contain non-current portions and certain non-current payables reported as other liabilities are recorded at their present values using a discount rate that is based on prevailing market rates on the date the amounts were initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be materially different from those that would be used as of December 31, 2022 to determine the present value of these instruments. Accordingly, management estimates that the carrying values of its non-current accounts receivable and other liabilities approximate the fair value of those instruments. Management estimates that the carrying value of the liability related to the sale of future royalties approximates fair value. As discussed in Note 7, the carrying value of the liability related to the sale of future royalties is based on the

Company’s estimate of future royalties expected to be paid to HCR over the life of the arrangement, which are considered Level 3 inputs.

Non-marketable Equity Securities

Non-marketable equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. The Company did not hold any non-marketable equity securities as of December 31, 2022 and 2021. No remeasurements or impairment losses were recorded on non-marketable equity securities during the years ended December 31, 2022, 2021 and 2020.

The Company held non-marketable equity securities of Corlieve Therapeutics SAS (Corlieve) prior to the acquisition of Corlieve by uniQure N.V. (uniQure) in July 2021. The securities were acquired by the Company in June 2020 as consideration under a license and collaboration agreement with Corlieve. As a result of the acquisition of Corlieve by uniQure in July 2021, the Company received total proceeds of €5.3 million ($6.1 million) from uniQure in exchange for its ownership in Corlieve, of which $5.6 million was received upon the closing of the acquisition and $0.5 million was received in August 2022 upon the expiration of a hold back period. The Company recorded a realized gain of $5.2 million during the year ended December 31, 2021 as a result of the acquisition of its Corlieve securities by uniQure, which is included in investment income in the consolidated statements of operations and comprehensive income (loss). In connection with the acquisition, the Company is also eligible to receive payments of up to €37.1 million ($39.7 million as of December 31, 2022) from uniQure contingent upon the achievement of various development and regulatory milestones, none of which have been recognized in the consolidated financial statements as of December 31, 2022. Proceeds contingent upon the achievement of these milestones will be recognized as investment income in the period in which any uncertainty regarding realization is substantially resolved, which may not occur until the achievement of the underlying milestones. It is at least reasonably possible that some or all of the proceeds contingent upon these milestones will not be realized by the Company.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2022	2021
Laboratory and manufacturing equipment	$71,801	$56,976
Computer equipment and software	4,910	4,268
Furniture and fixtures	6,965	6,804
Leasehold improvements	99,397	92,535
Total property and equipment	183,073	160,583
Accumulated depreciation and amortization	(41,388)	(29,036)
Property and equipment, net	$141,685	$131,547

During the years ended December 31, 2022, 2021 and 2020, the Company recorded depreciation and amortization expense of $12.9 million, $9.6 million and $8.4 million, respectively.

6. Leases

9804 Medical Center Drive

In November 2018, the Company entered into an operating lease, which has been amended from time to time, for approximately 186,000 square feet of office, laboratory and manufacturing space at 9804 Medical Center Drive in Rockville, Maryland (the 9804 Medical Center Drive Lease), which now serves as the Company’s corporate, research and manufacturing headquarters. The initial construction of the building was performed by the landlord and the lease commenced in September 2020 upon delivery of the leased premises to the Company to make additional improvements to the building. Monthly payments under the lease began in September 2021 and escalate annually in accordance with the lease agreement. The lease expires in September 2036, subject to extension and termination options held by the Company. The Company has the option to extend the term of the lease for up to 10 additional years and the option to terminate the lease, with payment of an early termination fee, after 12 years from the delivery of the leased premises to the Company. As of December 31, 2022, the Company’s extension and termination options under the 9804 Medical Center Drive Lease have been excluded from the measurement of the right-of-use assets and lease liabilities as they were not reasonably certain of exercise. As required by the 9804 Medical Center Drive Lease, the Company has provided the landlord with an irrevocable letter of credit of $1.1 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease.

Pursuant to the 9804 Medical Center Drive Lease, the Company received a $19.5 million tenant improvement allowance from the landlord to perform improvements to the leased premises. The tenant improvement allowance has been recorded as a reduction of the right-of-use assets for the lease and is amortized on a straight-line basis as a reduction of lease expense over the term of the lease. As of December 31, 2022, the Company had unreimbursed amounts remaining under the tenant improvement allowance of $0.1 million, which were deemed in-substance lease payments and recorded as a reduction of the lease liability. The Company began occupation of a portion of the facility upon the completion of its construction in 2021. The remaining portion of the building, primarily associated with the manufacturing facility, was activated upon the completion of its construction in 2022. As of December 31, 2022, the Company had recorded property and equipment at cost of $126.7 million related to the buildout at 9804 Medical Center Drive, of which $41.2 million was placed in service upon the initial occupation of the building in 2021, $77.6 million was placed in service upon the activation of the manufacturing facility in 2022, and the remaining $7.9 million has not yet been placed in service.

The Company recorded the right-of-use assets and lease liabilities related to the 9804 Medical Center Drive Lease upon its commencement in September 2020. As of December 31, 2022, the Company had recorded right-of-use assets of $46.6 million and lease liabilities of $74.2 million related to the 9804 Medical Center Drive Lease.

9712 Medical Center Drive

In March 2015, the Company entered into an operating lease for office space at 9712 Medical Center Drive in Rockville, Maryland (the 9712 Medical Center Drive Lease). The lease term commenced in April 2015, and monthly payments under the lease began in October 2015 and escalate annually in accordance with the lease agreement.

The 9712 Medical Center Drive Lease has been amended from time to time to include additional office and laboratory space at an adjacent building located at 9714 Medical Center Drive and extend the term of the lease. In October 2020, the 9712 Medical Center Drive Lease was amended to extend the lease term from September 2021 to February 2027, subject to extension options held by the Company. The October 2020 amendment resulted in a $7.2 million increase in the right-of-use assets and lease liabilities under the 9712 Medical Center Drive Lease. The Company has an option to extend the term of the lease for three additional years, as well as an option to extend the lease term to be coterminous with the 9804 Medical Center Drive Lease, which expires in September 2036. As of December 31, 2022, the Company’s extension options under the 9712 Medical Center Drive Lease have been excluded from the measurement of the right-of-use assets and lease liabilities as they were not reasonably certain of exercise. The Company received a $0.4 million tenant improvement allowance from the landlord which has been recorded as a reduction of the right-of-use assets for the lease and is amortized on a straight-line basis as a reduction of lease expense over the term of the lease.

As of December 31, 2022, the Company had recorded right-of-use assets of $5.9 million and lease liabilities of $6.7 million related to the 9712 Medical Center Drive Lease.

Other Leases

In May 2016, the Company entered into an operating lease for office space in New York, New York (the New York Lease), which has since been amended to include additional office space and extend the term of the lease. The lease term commenced in July 2016 and expires in April 2027. The Company received a $0.7 million tenant improvement allowance from the landlord which has been recorded as a reduction of the right-of-use assets for the lease and is amortized on a straight-line basis as a reduction of lease expense over the term of the lease. As required by the New York Lease, the Company has provided the landlord with an irrevocable letter of credit of $0.2 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease. As of December 31, 2022, the Company had recorded right-of-use assets of $3.1 million and lease liabilities of $3.9 million related to the New York Lease.

In October 2022, the Company entered into an operating lease for office space in Washington, D.C. (the DC Lease). The lease term commenced in October 2022 and expires in October 2027. The Company has an option to extend the term of the lease for five additional years. As of December 31, 2022, the Company’s extension option under the DC Lease has been excluded from the measurement of the right-of-use assets and lease liabilities as it was not reasonably certain of exercise. The Company recorded the right-of-use assets and lease liabilities related to the DC Lease upon its commencement in October 2022. As of December 31, 2022, the Company had recorded right-of-use assets of $6.5 million and lease liabilities of $6.5 million related to the DC Lease.

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

The Company leases additional office, laboratory and warehousing space, as well as laboratory and other equipment, under operating leases with various expiration dates through 2029, including leases which have been executed but have not yet commenced.

Operating Lease Information

All of the Company’s leases are classified as operating leases. The following table summarizes the Company’s lease costs and supplemental cash flow information related to its operating leases (in thousands):

	Years Ended December 31,
	2022	2021	2020
Operating lease cost	$9,570	$9,729	$5,246
Variable lease cost	1,727	2,348	1,104
Total lease cost	$11,297	$12,077	$6,350

Cash paid (received) for amounts included in operating lease liabilities	$5,697	$(6,765)	$(678)
Right-of-use assets acquired through operating lease liabilities	$8,662	$1,955	$56,956

Cash paid (received) for amounts included in operating lease liabilities for the years ended December 31, 2022, 2021 and 2020 includes $1.3 million, $11.4 million and $5.0 million, respectively, received by the Company during the period under its tenant improvement allowances, which were deemed in-substance lease payments and included in the calculation of the lease liability. Right-of-use assets acquired through operating lease liabilities for the year ended December 31, 2020 includes additions and reductions to right-of-use assets associated with the changes in lease term that occurred during the period under the 9712 Medical Center Drive Lease and the 9600 Blackwell Road Lease. Short-term lease expense for the years ended December 31, 2022, 2021 and 2020 was not material and is included in operating lease cost in the table above. Variable lease cost under the Company’s operating leases includes items such as common area maintenance, utilities, taxes and other charges.

The following table presents the weighted-average remaining lease term and weighted-average discount rate of the Company’s operating leases:

	As of December 31,
	2022	2021
Weighted-average remaining lease term (years)	11.7	13.2
Weighted-average discount rate	5.7%	5.6%

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the Company’s operating leases to the amounts reported as operating lease liabilities on the consolidated balance sheet as of December 31, 2022 (in thousands):

As of
December 31, 2022
Undiscounted future minimum lease payments:
2023	$11,332
2024	12,267
2025	12,465
2026	12,377
2027	9,769
Thereafter	74,769
Total undiscounted future minimum lease payments	$132,979
Amount representing imputed interest	(38,034)
Tenant improvement allowance not yet received	(146)
Total operating lease liabilities	94,799
Current portion of operating lease liabilities	(5,997)
Operating lease liabilities, non-current	$88,802

The table above excludes future minimum lease payments for leases which were executed but had not yet commenced as of December 31, 2022, the total of which were not material.

7. Liability Related to Sale of Future Royalties

In December 2020, the Company entered into a royalty purchase agreement (the Royalty Purchase Agreement) with HCR. Under the agreement, HCR purchased the Company’s rights to a capped amount of Zolgensma royalty payments under the Company’s license agreement with Novartis Gene Therapies (the Novartis License), including $4.0 million of royalty payments received by the Company in the fourth quarter of 2020 (the Pledged Royalties). In consideration for these rights, HCR paid the Company $200.0 million (the Purchase Price), less $4.0 million representing the payment of the Pledged Royalties to HCR. Beginning upon the effective date of the Royalty Purchase Agreement, Zolgensma royalty payments, up to a specified threshold, shall be paid to HCR, net of upstream royalties payable by the Company to certain licensors in accordance with existing license agreements.

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

The proceeds received from HCR of $196.0 million were recorded as a liability, net of transaction costs of $3.5 million, which is amortized over the estimated life of the arrangement using the effective interest method. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be received by HCR, subject to the Cap Amount, over the life of the arrangement. The total amount of royalty payments received by HCR under the Royalty Purchase Agreement, less the net proceeds received by the Company of $192.5 million, is recorded as interest expense over the life of the arrangement using the effective interest method. Due to its continuing involvement in the Novartis License, the Company continues to recognize royalty revenue on net sales of Zolgensma and records the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement.

The Company estimates the effective interest rate used to record interest expense under the Royalty Purchase Agreement based on its estimate of future royalty payments to be received by HCR. As of December 31, 2022, the estimated effective interest rate under the Royalty Purchase Agreement was 11.7%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments received by HCR and changes in the Company’s forecasted royalties. At each reporting date, the Company reassesses its estimate of total future royalty payments to be received by HCR at the applicable Cap Amount, and prospectively adjusts the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability related to the sale of future royalties under the Royalty Purchase Agreement with HCR (in thousands):

Liability Related to
Sale of Future Royalties
Balance at December 31, 2020	$193,298
Zolgensma royalties paid to HCR	(48,226)
Interest expense recognized	26,277
Balance at December 31, 2021	$171,349
Zolgensma royalties paid to HCR	(56,219)
Interest expense recognized	22,476
Balance at December 31, 2022	137,606
Current portion of liability related to sale of future royalties	(48,601)
Liability related to sale of future royalties, non-current	$89,005

8. Commitments and Contingencies

In-licensed Technology

The Company in-licenses intellectual property from third parties for technology and know-how used in its product candidates and development programs, some of which is further sublicensed to NAV Technology Licensees and collaboration partners. In-licenses may require the Company to make future payments relating to sublicense fees, milestone fees and royalties on future sales of licensed products. Additionally, the Company may be responsible for the cost of the maintenance of the intellectual property as incurred by its licensors. Up-front fees to obtain licensed technology, as well as associated milestone fees, are recorded as research and development expenses if the technology has no alternative future use. Sublicense fees are based on a specified percentage of license fees earned by the Company as a result of sublicensing the technology to third parties and are recorded as cost of revenues. Royalties due to licensors on sales of licensed products, including sales by NAV Technology Licensees, are recorded as cost of revenues. Patent maintenance costs are recorded as general and administrative expenses.

Please refer to Note 10 for information on licenses granted by the Company and collaboration agreements with third parties.

The Trustees of the University of Pennsylvania

In February 2009, the Company entered into a license agreement (the Penn License), which has been amended from time to time, with The Trustees of the University of Pennsylvania (together with the University of Pennsylvania, Penn) for exclusive, worldwide rights to certain patents owned by Penn underlying the Company’s NAV Technology Platform, as well as exclusive rights to certain data, results and other information. Pursuant to the originally agreed upon Penn License, the Company was obligated to pay Penn royalties on net sales of licensed products and sublicense fees. Additionally, the Company was obligated to reimburse Penn for certain costs incurred related to the maintenance of the licensed patents.

In April 2019, the Penn License was amended to include exclusive license rights to certain patent rights and know-how, including research data and other information, relating to the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease. In consideration for the additional licensed rights, and in addition to any consideration owed under the license prior to the amendment, the Company paid Penn an up-front fee and is obligated to pay milestone fees of up to $20.5 million upon the achievement of various development and sales-based milestones and additional royalties on net sales of licensed products for the treatment of CLN2 disease, none of which have been achieved or deemed probable of achievement as of December 31, 2022.

In March 2022, the Company and Penn entered into a letter agreement (the Penn Letter Agreement) pursuant to which the Company will pay to Penn a total of $20.0 million, consisting of (i) $8.0 million paid in April 2022 to satisfy payment of any sublicense fees due or owed in the future under the Penn License as a result of the Company’s collaboration and license agreement with AbbVie Global Enterprises Ltd., and (ii) $12.0 million to satisfy any other past or future obligations of the Company to pay sublicense fees under the Penn License, which is payable in four equal annual installments of $3.0 million beginning in March 2023. The Penn Letter Agreement amended the Penn License to remove the Company’s obligations to pay sublicense fees under the license agreement. The Company remains obligated to pay Penn royalties on net sales of licensed products, milestone fees and reimbursement of certain patent maintenance costs in accordance with the Penn License. In connection with the execution of the Penn Letter Agreement, the Company’s royalty obligations under its March 2009 license agreement with GlaxoSmithKline LLC (GSK) (the GSK License) were assigned by GSK to Penn. Beginning upon the effective date of the Penn Letter Agreement in March 2022, any royalties payable by the Company under the GSK License shall be paid to Penn rather than GSK.

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

Expenses incurred by the Company related to the Penn License were recorded as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cost of revenues	$9,242	$8,046	$39
General and administrative	715	706	821
Interest expense	778	—	—
	$10,735	$8,752	$860

As of December 31, 2022, the Company had recorded $10.3 million payable under the Penn License, net of present value discount, of which $2.3 million was included in accounts payable and accrued expenses and other current liabilities, and $8.0 million was included in other liabilities on the consolidated balance sheet. As of December 31, 2021, the Company had recorded $8.2 million payable under the Penn License, of which $8.1 million was included in accounts payable and accrued expenses and other current liabilities, and $0.1 million was included in other liabilities on the consolidated balance sheet.

GlaxoSmithKline

In March 2009, the Company entered into the GSK License, which was amended in April 2009, for exclusive, worldwide rights to certain patents underlying the Company’s NAV Technology Platform which are owned by Penn and exclusively licensed to GSK. Pursuant to the GSK License, the Company is obligated to pay GSK royalties on net sales of licensed products and sublicense fees. Additionally, the Company is obligated to reimburse GSK for certain costs incurred related to the maintenance of the licensed patents. The Company was also obligated to pay $1.5 million to GSK upon the achievement of various milestones, all of which have been achieved and paid as of December 31, 2022.

In connection with the execution of the Penn Letter Agreement in March 2022, the Company’s royalty obligations under the GSK License were assigned by GSK to Penn. Beginning upon the effective date of the Penn Letter Agreement in March 2022, any royalties payable by the Company under the GSK License shall be paid to Penn rather than GSK. The Company remains obligated to pay GSK sublicense fees and reimbursement of certain patent maintenance costs in accordance with the GSK License.

Expenses incurred by the Company related to the GSK License were recorded as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cost of revenues:
Royalties on net sales of Zolgensma	$44,691	$43,161	$26,278
Other cost of revenues	612	626	9,398
Total cost of revenues	45,303	43,787	35,676
General and administrative	964	889	1,046
	$46,267	$44,676	$36,722

As of December 31, 2022, the Company had recorded $14.1 million payable under the GSK License, of which $13.8 million was included in accounts payable and accrued expenses and other current liabilities, and $0.2 million was included in other liabilities on the consolidated balance sheet. As of December 31, 2021, the Company had recorded $16.3 million payable under the GSK License, of which $15.6 million was included in accrued expenses and other current liabilities, and $0.6 million was included in other liabilities on the consolidated balance sheet. Royalties incurred under the GSK License during the year ended December 31, 2022, including royalties payable as of December 31, 2022, were assigned by GSK to Penn in connection with the Penn Letter Agreement, and therefore were payable by the Company to Penn rather than GSK.

Clearside Biomedical

In August 2019, the Company entered into an option and license agreement with Clearside Biomedical, Inc. (Clearside) pursuant to which the Company was granted an option to exclusively license the worldwide rights to certain patents related to Clearside’s proprietary, in-office SCS Microinjector™ for the delivery of RGX-314 to the suprachoroidal space to treat wet age-related macular degeneration (wet AMD), diabetic retinopathy (DR) and other diseases. The Company exercised its license option in October 2019, resulting in a payment of $1.6 million to Clearside which was recognized as research and development expense upon exercise. Additionally, the Company is obligated to pay milestone fees of up to $136.0 million upon the achievement of various development and sales-based milestones, as well as royalties on net sales of licensed products using the SCS Microinjector. Clearside is responsible for supplying the SCS Microinjector to the Company to support all preclinical, clinical and commercial needs. From the inception of the agreement through December 31, 2022, the Company had incurred $3.0 million for development milestones achieved, or deemed probable of achievement, under the agreement.

Other Licenses

In November 2014, the Company entered into a license agreement, which has been amended from time to time, with Regents of the University of Minnesota (Minnesota), for an exclusive license to Minnesota’s interest in certain patent rights which are co-owned by Minnesota and the Company to commercialize products covered by the licensed patent rights in any country or territory in which a licensed patent has been issued and is unexpired, or a licensed patent application is pending. Pursuant to the license agreement, the Company is obligated to pay Minnesota annual maintenance fees, royalties on net sales, sublicense fees and fees upon the achievement of various milestones. Additionally, the Company is obligated to pay for certain costs incurred related to the maintenance of the licensed patents.

In August 2018, the Company entered into a license agreement with Emory University (Emory) for an exclusive license to Emory’s interest in certain patent rights which are co-owned by Emory and the Company to commercialize products covered by the licensed patent rights in any country or territory. Pursuant to the license agreement, the Company is obligated to reimburse Emory for patent prosecution and maintenance expenses and pay Emory annual maintenance fees under certain circumstances, royalties on net sales, sublicense fees and fees upon the achievement of various milestones for the first licensed product.

In June 2022, the Company entered into a license agreement with Johns Hopkins University (JHU) for an exclusive license to JHU's interest in certain patent rights which are co-owned by JHU and the Company to commercialize products covered by the licensed patent rights in any country or territory. Pursuant to the license agreement, the Company paid JHU an upfront fee and is obligated to pay JHU royalties on net sales, minimum annual royalties, sublicense fees and fees upon the achievement of various milestones for the first two licensed products. Additionally, the Company is obligated to pay for certain costs incurred related to the maintenance of the licensed patents.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s potential exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2022 and 2021, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recorded any related liabilities.

Settlement Agreement

In the fourth quarter of 2022, the Company entered into a settlement agreement with a third party pursuant to which the Company released certain claims regarding infringement of the Company's intellectual property. In consideration for the release of claims made by the Company, the Company was paid $7.5 million, which was recorded as other operating income in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2022.

9. Capitalization

As of December 31, 2022 and 2021, the authorized capital stock of the Company included 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s restated certificate of incorporation and bylaws contain the rights, preferences and privileges of the Company’s stockholders and their respective shares.

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

Shares of common stock reserved for future issuance were as follows (in thousands):

	As of December 31,
	2022	2021
Reserved for issuance under equity incentive plans	11,077	9,755
Reserved for issuance under employee stock purchase plan	1,122	769
	12,199	10,524

10. License and Collaboration Agreements

Please refer to Note 8 for information on license agreements for technology in-licensed by the Company from third parties.

License and Royalty Revenue

As of December 31, 2022, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in one commercially available product, Zolgensma, and in the development of a number of licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development of certain product candidates. Consideration to the Company under its license agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products and (v) other consideration payable upon optional goods and services purchased by licensees. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

License and royalty revenue consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Zolgensma royalties	$101,919	$94,978	$61,631
Achievement of sales-based milestone for Zolgensma	—	—	80,000
AbbVie collaboration and license agreement	—	370,000	—
Other license and royalty revenue	10,805	5,369	12,936
Total license and royalty revenue	$112,724	$470,347	$154,567

Outstanding development milestone payments are evaluated each reporting period and are only included in the transaction price of each license and recognized as license revenue to the extent the milestones are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of December 31, 2022, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $1.56 billion, including (i) $537.8 million upon the commencement of various stages of clinical trials, (ii) $17.0 million upon the submission of regulatory approval filings, (iii) $133.0 million upon the approval of commercial products by regulatory agencies and (iv) $875.0 million upon the achievement of specified sales targets for licensed products, including milestones payable upon the first commercial sales of licensed products. To the extent the milestone payments are realized by the Company, the Company will be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of these milestones is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

Changes in Accounts Receivable, Contract Assets and Deferred Revenue

The following table presents the balances of the Company’s net accounts receivable, contract assets and deferred revenue, as well as other information regarding revenue recognized, during the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	2020
Accounts receivable, net, current and non-current:
Beginning of period	$34,701	$46,266	$42,303
End of period	$29,586	$34,701	$46,266

Contract assets:
Beginning of period	$1,074	$350	$—
End of period	$—	$1,074	$350

Deferred revenue, current and non-current:
Beginning of period	$3,333	$4,232	$3,333
End of period	$1,829	$3,333	$4,232

Revenue recognized during the period from:
Amounts included in deferred revenue at beginning of period	$3,333	$390	$—
Performance obligations satisfied in previous periods	$101,921	$98,575	$146,772

Contract assets as of December 31, 2021 are included in other current assets on the consolidated balance sheets. The Company did not record any contract assets as of December 31, 2022.

As of December 31, 2022, the Company had recorded deferred revenue of $1.8 million which represents consideration received or unconditionally due from licensees for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations as of December 31, 2022 consisted of research and development services to be performed by the Company related to licensed products, which will be satisfied as the research and development services are performed. As of December 31, 2022, the aggregate transaction price of the Company's license agreements allocated to performance obligations not yet satisfied, or partially satisfied, was $3.6 million, which is expected to be satisfied over a period of two to three years.

Revenue recognized from performance obligations satisfied in previous periods was primarily attributable to Zolgensma royalties, the achievement of sales-based milestones, sublicense fees earned from licensees and changes in the transaction prices of the Company’s license agreements. Changes in transaction prices were primarily attributable to development milestones achieved or deemed probable of achievement during the periods which were previously not considered probable of achievement, resulting in a cumulative catch-up adjustment to revenue. Revenue recognized during the years ended December 31, 2022, 2021 and 2020 resulting from performance obligations satisfied in previous periods included zero, $0.5 million and $4.2 million, respectively, in cumulative catch-up adjustments for changes in the probability of achievement of development milestones. Revenue recognized during the year ended December 31, 2020 resulting from performance obligations satisfied in previous periods also includes $80.0 million recognized upon the achievement of a sales-based milestone for net sales of Zolgensma.

Accounts Receivable, Contract Assets and the Allowance for Credit Losses

Accounts receivable, net consisted of the following (in thousands):

	As of December 31,
	2022	2021
Current accounts receivable:
Billed to customers	$280	$365
Unbilled Zolgensma royalties	27,027	26,418
Due from Abeona	—	5,000
Other unbilled	775	656
Allowance for credit losses	—	—
Current accounts receivable, net	28,082	32,439
Non-current accounts receivable:
Due from Abeona, net of present value discount	4,152	3,758
Other unbilled	1,504	2,262
Allowance for credit losses	(4,152)	(3,758)
Non-current accounts receivable, net	1,504	2,262
Total accounts receivable, net	$29,586	$34,701

The following table presents the changes in the allowance for credit losses related to accounts receivable and contract assets for the years ended December 31, 2022 and 2021 (in thousands):

	Allowance for Credit Losses
	Accounts Receivable	Contract Assets
Balance at December 31, 2020	$7,678	$—
Provision for credit losses (recoveries)	(2,569)	—
Changes in present value discount of receivables	(1,243)	—
Write-offs	(108)	—
Balance at December 31, 2021	$3,758	$—
Changes in present value discount of receivables	394	—
Balance at December 31, 2022	$4,152	$—

The Company’s allowance for credit losses as of December 31, 2022 and 2021 was related solely to accounts receivable from Abeona. Please refer to the section below, Settlement Agreement with Abeona Therapeutics, for further information regarding amounts due from Abeona and the associated allowance for credit losses. The Company’s provision for credit losses (recoveries) for the years ended December 31, 2021 and 2020 was $(2.6) million and $7.7 million, respectively, and was related solely to changes in estimates regarding the collectability of the accounts receivable due from Abeona. No provision for credit losses (recoveries) was recorded for the year ended December 31, 2022.

Zolgensma License with Novartis Gene Therapies

In March 2014, the Company entered into an exclusive license agreement (as amended, the Novartis License) with Novartis Gene Therapies. Under the Novartis License, the Company granted Novartis Gene Therapies an exclusive, worldwide commercial license, with rights to sublicense, to the NAV Technology Platform, as well as other certain rights, for the treatment of SMA in humans by in vivo gene therapy.

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

Novartis Gene Therapies launched commercial sales of Zolgensma, a licensed product under the Novartis License, in the second quarter of 2019, upon which the Company began recognizing royalty revenue on net sales of the licensed product. Pursuant to the license agreement, Novartis Gene Therapies was obligated to pay a sales-based milestone fee of $80.0 million to the Company upon the achievement of $1.0 billion in cumulative net sales of licensed products. Novartis Gene Therapies achieved cumulative net sales of Zolgensma of $1.0 billion in the third quarter of 2020, upon which the Company recognized revenue of $80.0 million related to the sales-based milestone fee. Additionally, the Company recognized license revenue of $3.5 million for the year ended December 31, 2020 related to development milestones achieved during the periods which were previously considered not probable of achievement. As of December 31, 2020, all development and sales-based milestones under the Novartis License had been achieved and associated milestone payments had been received from Novartis Gene Therapies.

The Company recognized the following amounts under the Novartis License (in thousands):

	Years Ended December 31,
	2022	2021	2020
Zolgensma royalties	$101,919	$94,978	$61,631
Achievement of sales-based milestone for Zolgensma	—	—	80,000
Other license revenue	31	—	3,500
Total license and royalty revenue	$101,950	$94,978	$145,131

Interest income from licensing	$92	$22	$26

As of December 31, 2022 and 2021, the Company had recorded total accounts receivable of $27.3 million and $26.6 million, respectively, from Novartis Gene Therapies under the Novartis License, which consisted primarily of Zolgensma royalties receivable. The Zolgensma royalties receivable recorded as of December 31, 2022 included $13.8 million expected to be paid to HCR in accordance with the Royalty Purchase Agreement discussed in Note 7.

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

Subsequent to the arbitration tribunal’s ruling in July 2021, Abeona filed an additional claim in a second arbitration to enforce a purported settlement relating to the unpaid fees, which the Company disputed. In November 2021, the Company and Abeona entered into a settlement agreement and mutual release (the Settlement Agreement) to resolve all arbitration and legal proceedings and mutually release each party from any and all claims under the November 2018 License. Pursuant to the Settlement Agreement, Abeona will pay the Company a total of $30.0 million as follows: (i) $20.0 million which was paid in November 2021, (ii) $5.0 million which was paid in November 2022, and (iii) $5.0 million payable on the earlier of the third anniversary of the Settlement Agreement in November 2024 or the closing of a specified type of transaction by Abeona.

As of December 31, 2022 and 2021, the Company had recorded gross accounts receivable of $4.2 million and $8.8 million, respectively, from Abeona under the Settlement Agreement. The gross accounts receivable of $4.2 million as of December 31, 2022 consisted of the $5.0 million payment due by November 2024, net of discount to present value. While the Company anticipates taking appropriate measures to enforce the full collection of all amounts due from Abeona under the Settlement Agreement, the Company assessed the collectability of the accounts receivable from Abeona as it relates to credit risk. In performing this assessment, the

Company evaluated Abeona’s credit profile and financial condition, as well its expectations regarding Abeona’s future cash flows and ability to satisfy the contractual obligations of the Settlement Agreement. As a result of its analysis, the Company recorded an allowance for credit losses of $4.2 million and $3.8 million as of December 31, 2022 and 2021, respectively, related to the non-current accounts receivable due from Abeona. The Company recorded a provision for credit losses (recoveries) of $(2.6) million and $7.7 million for the years ended December 31, 2021 and 2020, respectively, as a result of changes in estimates regarding the allowance during the periods. No provision for credit losses was recorded for the year ended December 31, 2022. The present value discount of the non-current accounts receivable from Abeona is accreted as interest income from licensing through the contractual due date using the effective interest method. The Company has elected to record increases in the allowance for credit losses associated with the accretion of the present value discount of the receivable as a reduction of the associated interest income, resulting in no interest income recognized during the periods related to the accretion of the present value discount on the non-current receivable from Abeona.

Collaboration Agreements

AbbVie Collaboration and License Agreement

Effective in November 2021, the Company entered into a collaboration and license agreement with AbbVie Global Enterprises Ltd. (AbbVie), a subsidiary of AbbVie Inc., to jointly develop and commercialize RGX-314, the Company’s product candidate for the treatment of wet AMD, DR and other chronic retinal diseases (the AbbVie Collaboration Agreement). Pursuant to the AbbVie Collaboration Agreement, the Company granted AbbVie a co-exclusive license to develop and commercialize RGX-314 in the United States and an exclusive license to develop and commercialize RGX-314 outside the United States. The Company and AbbVie will collaborate to develop RGX-314 in the United States, and AbbVie will be responsible for the development of RGX-314 in specified markets outside the United States. Through December 31, 2022, the Company was responsible for the development expenses related to certain ongoing clinical trials of RGX-314 and the parties shared the additional development expenses related to RGX-314. Beginning on January 1, 2023, AbbVie is responsible for the majority of all RGX-314 development expenses.

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

The AbbVie Collaboration Agreement contains provisions for termination, including termination for convenience by AbbVie. Contemporaneously with entering into the AbbVie Collaboration Agreement, the Company entered into a sublicense agreement with AbbVie (the AbbVie Sublicense Agreement) pursuant to which the Company granted AbbVie an exclusive sublicense to exploit licensed products in connection with the AbbVie Collaboration Agreement under specified patents licensed to the Company by Penn. The AbbVie Sublicense Agreement became effective contemporaneously with the AbbVie Collaboration Agreement in November 2021 and is coterminous with the AbbVie Collaboration Agreement.

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

As of December 31, 2022 and 2021, the transaction price of the AbbVie Collaboration Agreement was $370.0 million, which consisted solely of the up-front payment received in November 2021. The $370.0 million transaction price was fully recognized as revenue upon the delivery of the license to AbbVie in November 2021. Variable consideration under the AbbVie Collaboration Agreement, which has been excluded from the transaction price, includes $562.5 million in payments for development milestones that have not yet been achieved and were not considered probable of achievement. Additionally, the transaction price excludes sales-based milestone payments of $820.0 million and royalties on net sales of RGX-314 outside the United States. Development milestones will be added to the transaction price and recognized as revenue upon achievement, or if deemed probable of achievement. In accordance with the sale- or usage-based royalty exception under Topic 606, royalties on net sales and sales-based milestones will be recognized as revenue in the period the underlying sales occur or milestones are achieved. There were no changes in the transaction price of the AbbVie Collaboration Agreement during the year ended December 31, 2022.

The Company applied the requirements of Topic 808 to the AbbVie Collaboration Agreement for the units of account which were deemed to be a collaborative arrangement. Both the Company and AbbVie will perform various activities related to the development, manufacturing and commercialization of RGX-314 in the United States. Development costs are shared between the parties in accordance with the terms of the AbbVie Collaboration Agreement, and the parties will share equally in the net profits and losses derived from sales of RGX-314 in the United States. The Company accounts for payments to and from AbbVie for the sharing of development and commercialization costs in accordance with its accounting policy for collaborative arrangements. Amounts owed to AbbVie for the Company’s share of development costs or commercialization costs incurred by AbbVie are recorded as research and development expense or general and administrative expense, respectively, in the period the costs are incurred. Amounts owed to the Company for AbbVie’s share of development costs or commercialization costs incurred by the Company are recorded as a reduction of research and development expense or general and administrative expense, respectively, in the period the costs are incurred. At the end of each reporting period, the Company records a net amount due to or from AbbVie as a result of the cost-sharing arrangement. As of December 31, 2022 and 2021, the Company had recorded $6.2 million and $5.9 million, respectively, due from AbbVie for net reimbursement of costs incurred for activities performed under AbbVie Collaboration Agreement, which was included in other current assets on the consolidated balance sheets.

The Company recognized the following amounts under the AbbVie Collaboration Agreement (in thousands):

	Years Ended December 31,
	2022	2021
License and royalty revenue	$—	$370,000

Net cost reimbursement to (from) AbbVie included in:
Research and development expense	$(19,294)	$(5,866)
General and administrative expense	1,531	—
Total net cost reimbursement to (from) AbbVie	$(17,763)	$(5,866)

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

The Company determined that the collaboration and license agreement with Neurimmune is a collaborative arrangement within the scope of Topic 808, and that no unit of account under the arrangement should be accounted for as a transaction with a customer within the scope of Topic 606. The Company accounts for payments to and from Neurimmune for the sharing of development costs in accordance with its accounting policy for collaborative arrangements. Amounts owed to Neurimmune for the Company’s share of development costs incurred by Neurimmune are recorded as research and development expense in the period the costs are incurred. Amounts owed to the Company for Neurimmune’s share of development costs incurred by the Company are recorded as a reduction of research and development expense in the period the costs are incurred. At the end of each reporting period, the Company records a net amount due to or from Neurimmune as a result of the cost-sharing arrangement. As of December 31, 2022 and 2021, the Company had recorded $0.1 million and $(0.4) million, respectively, due from (to) Neurimmune for net reimbursement of development costs incurred under the collaboration and license agreement.

During the years ended December 31, 2022, 2021 and 2020, the Company recorded $0.4 million, $(0.2) million and $(0.3) million, respectively, in net cost reimbursement from (to) Neurimmune for development activities performed under the collaboration and license agreement, which were recorded as research and development expenses.

11. Stock-based Compensation

In September 2014, the Board of Directors adopted the 2014 Stock Plan (the 2014 Plan). In June 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (the 2015 Plan), which became effective upon the Company’s initial public offering in September 2015. The 2015 Plan replaced the 2014 Plan, and as of the effective date of the 2015 Plan, no further awards may be issued under the 2014 Plan. Any options or awards outstanding under the 2014 Plan as of the effective date of the 2015 Plan remained outstanding and effective. The number of authorized shares under the 2015 Plan automatically increases annually on the first business day of each fiscal year, by the lesser of (i) 4% of the total number of shares of common stock outstanding on December 31 of the prior year, or (ii) a number of common shares determined by the Board of Directors. As of December 31, 2022, the total number of shares of common stock authorized for issuance under the 2015 Plan and 2014 Plan was 15,625,200, of which 2,796,739 remained available for future grants under the 2015 Plan. An additional 1,731,940 shares were authorized for issuance under the 2015 Plan effective in January 2023.

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

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Stock options	$34,444	$35,320	$31,178
Restricted stock units	5,569	2,835	—
Employee stock purchase plan	775	653	771
	$40,788	$38,808	$31,949

As of December 31, 2022, the Company had $63.2 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.3 years.

The Company recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Research and development	$21,368	$19,602	$16,280
General and administrative	19,420	19,206	15,669
	$40,788	$38,808	$31,949

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2021	7,126	$34.16	6.8	$41,128
Granted	1,492	$32.31
Exercised	(332)	$8.45
Cancelled or forfeited	(618)	$40.25
Outstanding at December 31, 2022	7,668	$34.43	6.5	$15,783
Exercisable at December 31, 2022	5,244	$33.43	5.6	$15,756
Vested and expected to vest at December 31, 2022	7,668	$34.43	6.5	$15,783

(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the years ended December 31, 2022, 2021 and 2020 was $19.43, $26.01 and $23.82, respectively. During the years ended December 31, 2022, 2021 and 2020, the total number of stock options exercised was 331,912, 404,263 and 434,534, respectively, resulting in total proceeds of $2.8 million, $4.3 million and $5.6 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $6.9 million, $11.9 million and $11.5 million, respectively.

The fair values of options granted were estimated at each grant date using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2022	2021	2020
Expected volatility	66%	68%	71%
Expected term (years)	6.0	6.0	6.0
Risk-free interest rate	1.7%	0.6%	1.4%
Expected dividend yield	0.0%	0.0%	0.0%

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2021	277	$43.62
Granted	444	$31.71
Vested	(68)	$43.78
Forfeited	(40)	$36.97
Unvested balance at December 31, 2022	613	$35.41

The total intrinsic value of restricted stock units vested during the year ended December 31, 2022 was $2.2 million. No restricted stock units vested during the years ended December 31, 2021 and 2020.

Employee Stock Purchase Plan

In June 2015, the Board of Directors adopted the 2015 ESPP, which became effective upon the Company’s initial public offering in September 2015. The number of authorized shares reserved for issuance under the 2015 ESPP automatically increases on the first business day of each fiscal year by the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Board of Directors. Unless otherwise determined by the administrator of the 2015 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. As of December 31, 2022, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 1,426,994, of which 1,121,752 remained available for future issuance. During the years ended December 31, 2022, 2021 and 2020, 75,733, 53,596 and 55,499 shares of common stock, respectively, were issued under the 2015 ESPP.

12. Retirement Plan

The Company sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation. The Company matches employee deferrals up to a specified percentage of eligible compensation. For the years ended December 31, 2022, 2021 and 2020, the Company incurred expenses of $3.0 million, $2.6 million and $2.2 million, respectively, for matching contributions to the 401(k) Plan.

13. Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
United States	$(280,341)	$141,303	$(105,960)
Foreign	(64)	(56)	(50)
Total income (loss) before income taxes	$(280,405)	$141,247	$(106,010)

The components of the provision for income tax expense (benefit) were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$3	$4,107	$—
State	(87)	9,300	5,240
Foreign	—	—	—
Total current	(84)	13,407	5,240
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total income tax expense (benefit)	$(84)	$13,407	$5,240

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (the TCJA) eliminated the option to deduct research and development expenses currently and requires taxpayers to amortize such costs over a period of five years for expenses incurred in the United States and a period of 15 years for expenses incurred outside the United States. While it is possible the federal government may enact future legislation which would defer or repeal this provision of the TCJA, there is no assurance such legislation will be enacted or whether, if enacted, such legislation would be enacted on a retrospective basis to 2022. This provision of the TCJA resulted in an increase of $75.0 million in deferred tax assets and an equal increase to the Company's valuation allowance during the year ended December 31, 2022 related to research and development expenses incurred during the period. There was no material impact to the Company's current or deferred tax provision or operating cash flows during the year ended December 31, 2022 as a result of this provision of the TCJA given the Company incurred net operating losses (NOLs) during the period. The Company does not currently expect this provision of the TCJA will have a material impact on its tax provision or operating cash flows for the year ended December 31, 2023, however, the actual impact of this provision to future periods is uncertain as of this time.

The Inflation Reduction Act (the IRA) was enacted in August 2022 and contains revenue-raising provisions to include a book-income alternative minimum tax and an excise tax on stock buybacks, among other provisions. Based on the thresholds established by the IRA and a review of the Company’s transactions, the enactments of the IRA did not have an impact on the Company’s income tax provision for the year ended December 31, 2022.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was signed into law in March 2020. The CARES Act (i) lifted certain deduction limitations originally imposed by the TCJA, (ii) allowed corporate taxpayers to carryback NOLs originating during 2018 through 2020 for up to five years, which was not previously allowed under the TCJA, (iii) eliminated the 80% of taxable income limitations on NOL utilization imposed by the TCJA, allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020, and (iv) enacted various other changes to corporate taxation. Also included in the CARES Act was a change to the TCJA related to qualified improvement property, retroactively allowing for a 15-year recovery period and bonus depreciation. As a result of this change, the Company recorded current income tax benefit of $0.5 million for the year ended December 31, 2020 related to a reduction of state taxes associated with additional depreciation deductions allowed for the 2018 tax year. Overall, the enactment of the CARES Act, including the change for qualified improvement property, did not result in any material adjustments to the Company’s income tax provision for the year ended December 31, 2020.

The following table presents a reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate of 21% to income tax expense (benefit) reported in the consolidated statements of operations and comprehensive income (loss) (in thousands):

	Years Ended December 31,
	2022	2021	2020
Federal income tax expense (benefit) at statutory rate	$(58,885)	$29,662	$(22,263)
State income tax expense (benefit), net of federal tax effect	(22,743)	9,183	(11,495)
Research and development credits	(16,844)	(10,059)	(7,793)
Stock-based compensation	3,216	755	587
Executive compensation	1,839	1,511	202
Other non-deductible expenses and reconciling items	241	329	684
Change in corporate tax rates	(3,636)	14,772	109
Change in valuation allowance	96,728	(32,746)	45,209
Total income tax expense (benefit)	$(84)	$13,407	$5,240

The significant components of the Company’s net deferred tax assets were as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$25,435	$3,981
Research and development tax credits	62,545	45,576
Stock-based compensation	21,770	18,303
Lease liabilities	27,085	23,430
Liability related sale of future royalties	35,711	43,234
Capitalized research and development costs	74,989	—
Accruals and other	11,673	6,230
Total deferred tax assets before valuation allowance	259,208	140,754
Valuation allowance	(211,150)	(110,756)
Total deferred tax assets	48,058	29,998
Deferred tax liabilities:
Right-of-use assets	(18,571)	(16,363)
Depreciation and amortization	(29,487)	(13,635)
Total deferred tax liabilities	(48,058)	(29,998)
Net deferred tax assets	$—	$—

The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets as of December 31, 2022 and 2021. Based on the Company’s history of operating losses, and other relevant facts and circumstances, the Company concluded that it was more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its net deferred tax assets as of December 31, 2022 and 2021. The valuation allowance increased (decreased) by $100.4 million and $(32.2) million during the years ended December 31, 2022 and 2021, respectively. The increase in the valuation allowance during the year ended December 31, 2022 was due primarily to research and development expenses incurred during the period which were capitalized for tax purposes, and federal and state NOLs and research and development tax credits generated during the period. The decrease in the valuation allowance during the year ended December 31, 2021 was due primarily to the utilization of federal and state NOLs and research and development tax credit carryforwards, a decrease in the deferred tax asset for the liability related to the sale of future royalties and other decreases in net deferred tax assets during the period.

The following table presents the Company's U.S. federal and state NOL and tax credit carryforwards, net of unrecognized tax benefits, which may be available to offset future income tax liabilities (in thousands):

	As of December 31, 2022	Expiration Date (if not utilized)
U.S. federal NOL carryforwards	$83,150	Indefinite
U.S. federal tax credit carryforwards	$62,420	Various dates between 2037 and 2042
U.S. state NOL carryforwards	$16,796	Indefinite
U.S. state NOL carryforwards	$101,234	Various dates between 2029 and 2042
U.S. state tax credit carryforwards	$159	2029

As of December 31, 2022, the Company had U.S. federal and state research and development tax credit carryforwards of approximately $62.6 million, net of unrecognized tax benefits of $0.1 million, which may be available to reduce future income tax liabilities. The calculation of these credits requires assumptions to be made by the Company to estimate qualified research expenses. The Company conducts formal studies to document the qualified activities and expenses used to calculate these credits, however a portion of these credits may be subject to future studies which have not yet occurred, the results of which may result in an adjustment to the Company’s credit carryforwards. The Company accounts for uncertain tax positions in accordance with the requirements of ASC 740, and recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2022 and 2021, the Company had total unrecognized tax benefits of $0.1 million and $0.1 million, respectively, which were reserved against its research and development tax credit carryforwards as uncertain tax positions. No reserve for uncertain tax positions has been placed against qualified expenses for which a study has not been conducted. However, a full valuation allowance has been provided against the net credit carryforwards and, if an adjustment is required upon the completion of the study, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance. If these unrecognized tax benefits were to be recognized, the impact would be offset by an adjustment to the valuation allowance, resulting in no impact on the Company’s effective tax rate. The Company does not expect that a significant portion of its unrecognized tax benefits will increase or decrease in the next 12 months as of December 31, 2022.

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

The Company and its subsidiaries file income tax returns in the United States, at the federal level and in various states, and in foreign jurisdictions. The U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2018 onward. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

14. Related Party Transactions

FOXKISER LLP

From 2016 until 2022, the Company was a party to professional services agreements with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of a member of the Company’s Board of Directors, pursuant to which the Company paid a fixed monthly fee in consideration for certain strategic services provided by FOXKISER. In December 2021, the Company provided notice of termination of the agreement to FOXKISER, and the agreement was terminated effective June 2022. Expenses incurred under the agreement with FOXKISER for the years ended December 31, 2022, 2021 and 2020 were $2.4 million, $4.8 million and $4.8 million, respectively, and were recorded as research and development expenses in the consolidated statements of operations and comprehensive income (loss).

15. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Years Ended December 31,
	2022	2021	2020
Basic net income (loss) per share:
Net income (loss)	$(280,321)	$127,840	$(111,250)
Shares used in computation:
Weighted-average common shares outstanding	43,152	42,438	37,281
Basic net income (loss) per share	$(6.50)	$3.01	$(2.98)

Diluted net income (loss) per share:
Net income (loss)	$(280,321)	$127,840	$(111,250)
Shares used in computation:
Weighted-average common shares outstanding	43,152	42,438	37,281
Stock options	—	1,467	—
Restricted stock units	—	2	—
Employee stock purchase plan	—	6	—
Weighted-average diluted common shares	43,152	43,913	37,281
Diluted net income (loss) per share	$(6.50)	$2.91	$(2.98)

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

	Years Ended December 31,
	2022	2021	2020
Stock options issued and outstanding	7,668	4,939	6,361
Unvested restricted stock units outstanding	613	248	—
Employee stock purchase plan	30	—	19
	8,311	5,187	6,380

16. Supplemental Disclosures

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2022	2021
Accrued personnel costs	$18,071	$19,849
Accrued sublicense fees and royalties	15,768	23,483
Accrued external research and development expenses	9,216	11,783
Accrued external general and administrative expenses	2,187	3,642
Accrued purchases of property and equipment	806	5,285
Accrued income taxes payable	—	11,325
Other accrued expenses and current liabilities	746	744
	$46,794	$76,111

Supplemental Disclosures of Non-cash Investing and Financing Activities

Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities as of December 31, 2022 were $2.5 million, a decrease of $7.5 million from December 31, 2021. Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities as of December 31, 2021 were $10.1 million, an increase of $0.6 million from December 31, 2020. Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities as of December 31, 2020 were $9.5 million, an increase of $6.8 million from December 31, 2019.

Proceeds due to the Company for sales of non-marketable equity securities included in other current assets as of December 31, 2021 were $0.6 million. No such amounts were recorded as of December 31, 2022 and 2020.

During the year ended December 31, 2020, the Company recorded non-cash additions to property and equipment of $2.3 million through reductions of its tenant improvement allowances.

During the year ended December 31, 2020, the Company received non-cash consideration of $1.1 million for licenses granted to customers.

Transaction costs for the sale of future royalties included in accounts payable and accrued expenses and other current liabilities as of December 31, 2020 were $0.3 million. No such amounts were recorded as of December 31, 2022 and 2021.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	3.1	6/7/21

3.2	Amended and Restated Bylaws	8-K	3.2	9/22/15

4.1	Specimen stock certificate evidencing the shares of common stock	S-1	4.1	8/17/15

4.2	Description of Securities	10-K	4.2	3/1/22

10.1	Form of Indemnity Agreement for directors and officers	S-1	10.1	8/17/15

10.2*	2014 Stock Plan, as amended	S-1	10.2	8/17/15

10.3*	2015 Equity Incentive Plan	S-1/A	10.3	9/15/15

10.4*	Form of Restricted Stock Unit Award Agreement for the 2015 Equity Incentive Plan	10-K	10.4	3/1/21

10.5*	Form of Stock Option Award Agreement for the 2015 Equity Incentive Plan	10-K	10.5	3/1/21

10.6*	2015 Employee Stock Purchase Plan	S-1/A	10.4	9/8/15

10.7*	Employment Agreement effective as of June 30, 2015 between the Registrant and Kenneth T. Mills	S-1	10.5	8/17/15

10.8*	Employment Agreement effective as of June 30, 2015 between the Registrant and Vittal Vasista	S-1	10.7	8/17/15

10.9*	Employment Agreement effective as of February 16, 2016 between the Registrant and Curran Simpson	10-K	10.34	3/3/16

10.10*	Employment Agreement effective as of August 18, 2016 between the Registrant and Patrick J. Christmas	10-Q	10.37	11/9/16

10.11*	Employment Agreement effective as of March 27, 2017 between the Registrant and Olivier Danos, Ph.D.	10-Q	10.1	5/9/17

10.12*	Employment Agreement effective as of April 17, 2019 between the Registrant and Steve Pakola, M.D.	10-Q	10.1	5/7/19

10.13*	Compensation Program for Non-Employee Directors	10-Q	10.1	8/3/22

10.14*	Management Cash Incentive Plan	S-1	10.29	8/17/15

10.15†	License Agreement effective February 24, 2009 between the Registrant and The Trustees of the University of Pennsylvania	S-1/A	10.9	9/15/15

10.16†	First Amendment to License Agreement dated March 6, 2009 between the Registrant and The Trustees of the University of Pennsylvania	S-1	10.10	8/17/15

10.17†	Second Amendment to License Agreement effective September 9, 2014 between the Registrant and The Trustees of the University of Pennsylvania	S-1/A	10.11	9/15/15

10.18†	Third Amendment to License Agreement effective April 29, 2016 between the Registrant and The Trustees of the University of Pennsylvania	10-Q/A	10.36	12/23/16

10.19†	Fourth Amendment to License Agreement effective April 4, 2019 between the Registrant and The Trustees of the University of Pennsylvania	10-Q	10.2	5/7/19

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith
10.20†	Fifth Amendment to License Agreement effective September 11, 2020 between the Registrant and The Trustees of the University of Pennsylvania	10-Q	10.2	11/4/20

10.21†	Letter Agreement dated March 21, 2022 between the Company and the Trustees of the University of Pennsylvania	10-Q	10.1	5/4/22

10.22†	License Agreement dated March 6, 2009 between the Registrant and SmithKline Beecham Corporation d/b/a GlaxoSmithKline	S-1/A	10.12	9/15/15

10.23	Amendment to License Agreement dated April 15, 2009 between the Registrant and SmithKline Beecham Corporation d/b/a GlaxoSmithKline	S-1	10.13	8/17/15

10.24†	License Agreement dated March 21, 2014 between the Registrant and AveXis, Inc.	S-1/A	10.16	9/15/15

10.25†	First Amendment to License Agreement dated January 8, 2018 between the Registrant and AveXis, Inc.	10-K	10.24	3/6/18

10.26†	Collaboration and License Agreement dated September 10, 2021 between the Registrant and AbbVie Global Enterprises Ltd.	10-Q	10.1	11/2/21

10.27	Lease dated March 6, 2015 between the Registrant and BMR-Medical Center Drive LLC	S-1	10.26	8/17/15

10.28	First Amendment to Lease dated September 30, 2015 between the Registrant and BMR-Medical Center Drive LLC	10-K	10.31	3/3/16

10.29	Second Amendment to Lease dated November 23, 2015 between the Registrant and BMR-Medical Center Drive LLC	10-K	10.32	3/3/16

10.30	Third Amendment to Lease dated July 21, 2017 between the Registrant and BMR-Medical Center Drive LLC	10-Q	10.1	8/8/17

10.31	Fourth Amendment to Lease dated April 20, 2018 between the Registrant and BMR-Medical Center Drive LLC	10-Q	10.1	5/8/18

10.32	Fifth Amendment to Lease dated October 30, 2020 between the Registrant and ARE-Maryland No. 45, LLC, as successor in interest to BMR-Medical Center Drive LLC	10-Q	10.3	11/4/20

10.33	Lease dated November 1, 2018 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.1	11/7/18

10.34	Letter Agreement to Lease dated April 12, 2019 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.3	5/7/19

10.35	First Amendment to Lease dated April 23, 2019 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.4	5/7/19

10.36	Second Amendment to Lease dated November 4, 2019 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.1	11/5/19

10.37	Third Amendment to Lease dated October 30, 2020 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.4	11/4/20

10.38†	Royalty Purchase Agreement dated December 22, 2020 between the Registrant and entities managed by Healthcare Royalty Management, LLC	10-K	10.42	3/1/21

21.1	Subsidiaries of the Registrant				X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm				X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

101

The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets
(ii) Consolidated Statements of Operations and Comprehensive Income (Loss)
(iii) Consolidated Statements of Stockholders’ Equity
(iv) Consolidated Statements of Cash Flows
(v) Notes to Consolidated Financial Statements

X

104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 formatted in Inline XBRL (included in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2023.

REGENXBIO INC.

By:	/s/ Kenneth T. Mills
Kenneth T. Mills, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth T. Mills	President, Chief Executive Officer and	February 28, 2023
Kenneth T. Mills	Director (Principal Executive Officer)

/s/ Vittal Vasista	Chief Financial Officer	February 28, 2023
Vittal Vasista	(Principal Financial and Accounting Officer)

/s/ Allan M. Fox	Chairman of the Board of Directors	February 28, 2023
Allan M. Fox

/s/ Jean Bennett	Director	February 28, 2023
Jean Bennett

/s/ Alexandra Glucksmann	Director	February 28, 2023
Alexandra Glucksmann

/s/ A.N. “Jerry” Karabelas	Director	February 28, 2023
A.N. “Jerry” Karabelas

/s/ George Migausky	Director	February 28, 2023
George Migausky

/s/ David C. Stump	Director	February 28, 2023
David C. Stump

/s/ Daniel Tassé	Director	February 28, 2023
Daniel Tassé

/s/ Jennifer Zachary	Director	February 28, 2023
Jennifer Zachary