Form 10-Q
period 2023-03-31
REGENXBIO Inc.
filed 2023-05-03
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 27, 2023, there were 43,466,186 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements express a belief, expectation or intention and are generally accompanied by words that convey projected future events or outcomes such as “anticipate,” “assume,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “position,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or by variations of such words or by similar expressions. We have based these forward-looking statements on our current expectations, estimates and assumptions and analyses in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks, uncertainties, assumptions and other important factors, including, but not limited to:

•
our ability to establish and maintain development partnerships, including our collaboration with AbbVie to develop and commercialize ABBV-RGX-314 (formerly RGX-314);
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
•
our expectations regarding regulatory developments in the United States and foreign countries; and
•
changes in the financial markets and banking system that may affect the availability and terms on which we may obtain financing and our ability to accurately predict how long our existing cash resources will be sufficient to fund our anticipated operating expenses.

You should carefully read the factors discussed in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2022 and in our other filings with the U.S. Securities and Exchange Commission (the SEC) for additional discussion of the risks, uncertainties, assumptions and other important factors that could cause our actual results or developments to differ materially and adversely from those projected in the forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on us or our businesses or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially and adversely from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this report. Except as required by law, we disclaim any duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$70,091	$96,952
Marketable securities	261,726	267,690
Accounts receivable	18,861	28,082
Prepaid expenses	15,521	13,900
Other current assets	23,003	9,352
Total current assets	389,202	415,976
Marketable securities	141,709	200,560
Accounts receivable, net	1,300	1,504
Property and equipment, net	141,573	141,685
Operating lease right-of-use assets	63,726	65,116
Restricted cash	2,030	2,030
Other assets	8,290	6,397
Total assets	$747,830	$833,268
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,283	$27,213
Accrued expenses and other current liabilities	31,709	46,794
Deferred revenue	1,311	1,829
Operating lease liabilities	6,303	5,997
Liability related to sale of future royalties	49,728	48,601
Total current liabilities	112,334	130,434
Operating lease liabilities	86,992	88,802
Liability related to sale of future royalties	77,382	89,005
Other liabilities	5,983	8,832
Total liabilities	282,691	317,073
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at March 31, 2023 and December 31, 2022; 43,465 and 43,299 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	984,986	973,145
Accumulated other comprehensive loss	(11,622)	(15,401)
Accumulated deficit	(508,229)	(441,553)
Total stockholders’ equity	465,139	516,195
Total liabilities and stockholders’ equity	$747,830	$833,268

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues
License and royalty revenue	$19,138	$22,218
Total revenues	19,138	22,218
Operating Expenses
Cost of revenues	4,112	15,717
Research and development	58,516	55,627
General and administrative	22,634	22,318
Other operating expenses	33	83
Total operating expenses	85,295	93,745
Loss from operations	(66,157)	(71,527)
Other Income (Expense)
Interest income from licensing	70	94
Investment income	2,166	799
Interest expense	(2,755)	(6,130)
Total other income (expense)	(519)	(5,237)
Loss before income taxes	(66,676)	(76,764)
Income Tax Benefit	—	41
Net loss	$(66,676)	$(76,723)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net	3,779	(9,381)
Total other comprehensive income (loss)	3,779	(9,381)
Comprehensive loss	$(62,897)	$(86,104)

Net loss per share, basic and diluted	$(1.53)	$(1.79)
Weighted-average common shares outstanding, basic and diluted	43,451	42,944

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended March 31, 2023
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	43,299	$4	$973,145	$(15,401)	$(441,553)	$516,195
Vesting of restricted stock units, net of tax	99	—	(419)	—	—	(419)
Exercise of stock options, net of tax	37	—	471	—	—	471
Issuance of common stock under employee stock purchase plan	30	—	583	—	—	583
Stock-based compensation expense	—	—	11,206	—	—	11,206
Unrealized gain on available-for-sale securities, net	—	—	—	3,779	—	3,779
Net loss	—	—	—	—	(66,676)	(66,676)
Balances at March 31, 2023	43,465	$4	$984,986	$(11,622)	$(508,229)	$465,139

	Three Months Ended March 31, 2022
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	42,831	$4	$928,095	$(2,569)	$(161,232)	$764,298
Vesting of restricted stock units, net of tax	52	—	(284)	—	—	(284)
Exercise of stock options, net of tax	76	—	337	—	—	337
Issuance of common stock under employee stock purchase plan	22	—	622	—	—	622
Stock-based compensation expense	—	—	10,800	—	—	10,800
Unrealized loss on available-for-sale securities, net	—	—	—	(9,381)	—	(9,381)
Net loss	—	—	—	—	(76,723)	(76,723)
Balances at March 31, 2022	42,982	$4	$939,570	$(11,950)	$(237,955)	$689,669

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(66,676)	$(76,723)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	11,206	10,800
Depreciation and amortization	4,178	2,591
Net amortization of premiums on marketable debt securities	682	1,460
Imputed interest income from licensing	(70)	(94)
Non-cash interest expense	(574)	54
Other non-cash adjustments	(52)	(43)
Changes in operating assets and liabilities
Accounts receivable	9,495	5,689
Prepaid expenses	(1,621)	210
Other current assets	(13,651)	3,042
Operating lease right-of-use assets	1,390	979
Other assets	(1,893)	(2,101)
Accounts payable	(3,103)	16,755
Accrued expenses and other current liabilities	(15,443)	(26,473)
Deferred revenue	(433)	—
Operating lease liabilities	(1,504)	1,008
Other liabilities	(2,849)	6,935
Net cash used in operating activities	(80,918)	(55,911)
Cash flows from investing activities
Purchases of marketable debt securities	—	(129,486)
Maturities of marketable debt securities	67,912	49,862
Purchases of property and equipment	(4,818)	(10,967)
Net cash provided by (used in) investing activities	63,094	(90,591)
Cash flows from financing activities
Proceeds from exercise of stock options	471	337
Taxes paid related to net settlement of stock-based awards	(419)	(284)
Proceeds from issuance of common stock under employee stock purchase plan	583	622
Repayments under liability related to sale of future royalties, net of imputed interest	(9,672)	(7,509)
Net cash used in financing activities	(9,037)	(6,834)
Net decrease in cash and cash equivalents and restricted cash	(26,861)	(153,336)
Cash and cash equivalents and restricted cash
Beginning of period	98,982	347,239
End of period	$72,121	$193,903

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

REGENXBIO Inc. (the Company) is a clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. The Company has developed a broad pipeline of gene therapy product candidates using its proprietary adeno-associated virus (AAV) gene delivery platform (NAV Technology Platform), which consists of exclusive rights to over 100 novel AAV vectors, including AAV7, AAV8 and AAV9. In addition to its internal product development efforts, the Company also selectively licenses the NAV® Technology Platform to other leading biotechnology and pharmaceutical companies (NAV Technology Licensees). As of March 31, 2023, the NAV Technology Platform was being applied by NAV Technology Licensees in one commercially available product, Zolgensma®, and in the preclinical and clinical development of a number of licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development and commercialization of certain product candidates. The Company was formed in 2008 in the State of Delaware and is headquartered in Rockville, Maryland.

The Company has incurred cumulative losses since inception and as of March 31, 2023, had generated an accumulated deficit of $508.2 million. The Company's ability to transition to recurring profitability is dependent upon achieving a level of revenues adequate to support its cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability, and unless and until it does, the Company will continue to need to raise additional capital, to the extent possible. As of March 31, 2023, the Company had cash, cash equivalents and marketable securities of $473.5 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023. Certain information and footnote disclosures required by GAAP which are normally included in the Company’s annual consolidated financial statements have been omitted pursuant to SEC rules and regulations for interim reporting. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year, any other interim periods, or any future year or period. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Restricted Cash

Restricted cash includes money market mutual funds and other deposits used to collateralize irrevocable letters of credit required under the Company’s lease agreements and certain other agreements with third parties. The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported on the consolidated balance sheets to the total of these amounts as reported at the end of the period in the consolidated statements of cash flows (in thousands):

	As of March 31,
	2023	2022
Cash and cash equivalents	$70,091	$191,873
Restricted cash	2,030	2,030
Total cash and cash equivalents and restricted cash	$72,121	$193,903

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

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2023
U.S. government and agency securities	$101,176	$—	$(2,567)	$98,609
Certificates of deposit	7,554	—	(221)	7,333
Corporate bonds	305,468	5	(7,980)	297,493
	$414,198	$5	$(10,768)	$403,435

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2022
U.S. government and agency securities	$134,485	$—	$(3,492)	$130,993
Certificates of deposit	7,555	1	(248)	7,308
Corporate bonds	340,752	—	(10,803)	329,949
	$482,792	$1	$(14,543)	$468,250

As of March 31, 2023 and December 31, 2022, no available-for-sale debt securities had remaining maturities greater than three years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of March 31, 2023 and December 31, 2022, the balance in accumulated other comprehensive loss consisted solely of unrealized gains and losses on available-for-sale debt securities, net of reclassification adjustments for realized gains and losses and income tax effects. The Company uses the aggregate portfolio approach to release the tax effects of unrealized gains and losses on available-for-sale debt securities in accumulated other comprehensive loss. Realized gains and losses from the sale or maturity of marketable securities are based on the specific identification method and are included in results of operations as investment income. Unrealized gain (loss) on available-for-sale securities, net, as presented in the consolidated statements of operations and comprehensive loss consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Unrealized gain (loss) before reclassifications	$3,779	$(9,381)
Realized losses (gains) reclassified to investment income	—	—
Income tax expense	—	—
Unrealized gain (loss) on available-for-sale securities, net	$3,779	$(9,381)

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
U.S. government and agency securities	$33,920	$(386)	$64,689	$(2,181)	$98,609	$(2,567)
Certificates of deposit	3,379	(51)	3,484	(170)	6,863	(221)
Corporate bonds	8,082	(168)	288,197	(7,812)	296,279	(7,980)
	$45,381	$(605)	$356,370	$(10,163)	$401,751	$(10,768)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
U.S. government and agency securities	$91,498	$(2,014)	$38,495	$(1,478)	$129,993	$(3,492)
Certificates of deposit	4,484	(144)	2,087	(104)	6,571	(248)
Corporate bonds	106,707	(3,866)	223,242	(6,937)	329,949	(10,803)
	$202,689	$(6,024)	$263,824	$(8,519)	$466,513	$(14,543)

As of March 31, 2023, available-for-sale debt securities held by the Company which were in an unrealized loss position consisted of 122 investment grade security positions. The Company has the intent and ability to hold such securities until recovery, and based on the credit quality of the issuers and low severity of each unrealized loss position relative to its amortized cost basis, the Company did not identify any credit losses associated with its available-for-sale debt securities. The Company did not record an allowance for credit losses on its available-for-sale debt securities as of March 31, 2023 or December 31, 2022. The Company did not recognize any impairment or credit losses on available-for-sale debt securities during the three months ended March 31, 2023 and 2022.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2023
Cash equivalents:
Money market mutual funds	$—	$35,777	$—	$35,777
Total cash equivalents	—	35,777	—	35,777
Marketable securities:
U.S. government and agency securities	—	98,609	—	98,609
Certificates of deposit	—	7,333	—	7,333
Corporate bonds	—	297,493	—	297,493
Total marketable securities	—	403,435	—	403,435
Total cash equivalents and marketable securities	$—	$439,212	$—	$439,212

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2022
Cash equivalents:
Money market mutual funds	$—	$58,611	$—	$58,611
Corporate bonds	—	993	—	993
Total cash equivalents	—	59,604	—	59,604
Marketable securities:
U.S. government and agency securities	—	130,993	—	130,993
Certificates of deposit	—	7,308	—	7,308
Corporate bonds	—	329,949	—	329,949
Total marketable securities	—	468,250	—	468,250
Total cash equivalents and marketable securities	$—	$527,854	$—	$527,854

Management estimates that the carrying values of its current accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Accounts receivable which contain non-current portions and certain non-current payables reported as other liabilities are recorded at their present values using a discount rate that is based on prevailing market rates on the date the amounts were initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be materially different from those that would be used as of March 31, 2023 to determine the present value of these instruments. Accordingly, management estimates that the carrying values of its non-current accounts receivable and other liabilities approximate the fair value of those instruments. Management estimates that the carrying value of the liability related to the sale of future royalties approximates fair value. As discussed in Note 6, the carrying value of the liability related to the sale of future royalties is based on the Company’s estimate of future royalties expected to be paid by the Company over the life of the arrangement, which are considered Level 3 inputs.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Laboratory and manufacturing equipment	$73,456	$71,801
Computer equipment and software	5,645	4,910
Furniture and fixtures	6,968	6,965
Leasehold improvements	101,071	99,397
Total property and equipment	187,140	183,073
Accumulated depreciation and amortization	(45,567)	(41,388)
Property and equipment, net	$141,573	$141,685

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

The Company estimates the effective interest rate used to record interest expense under the Royalty Purchase Agreement based on its estimate of future royalty payments to be received by HCR. As of March 31, 2023, the estimated effective interest rate under the Royalty Purchase Agreement was 7.7%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments received by HCR and changes in the Company’s forecasted royalties. At each reporting date, the Company reassesses its estimate of total future royalty payments to be received by HCR at the applicable Cap Amount, and prospectively adjusts the effective interest rate and amortization of the liability, as necessary.

The following table presents the changes in the liability related to the sale of future royalties under the Royalty Purchase Agreement with HCR (in thousands):

Liability Related to
Sale of Future Royalties
Balance at December 31, 2022	$137,606
Zolgensma royalties paid to HCR	(13,001)
Interest expense recognized	2,505
Balance at March 31, 2023	127,110
Current portion of liability related to sale of future royalties	(49,728)
Non-current portion of liability related to sale of future royalties	$77,382

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

The Company recognized a charge of $9.2 million as cost of revenues upon the execution of Penn Letter Agreement in March 2022, which consisted of $17.3 million representing the present value of the $20.0 million payable under the Penn Letter Agreement, less $8.1 million in sublicense fees previously recognized as expense by the Company in prior periods and accrued as liabilities prior to the effectiveness of the Penn Letter Agreement. The present value discount is accreted as interest expense over the contractual payment period using the effective interest method. In addition to other amounts payable under the Penn License, as of March 31, 2023, the Company had recorded a total of $7.4 million payable under the Penn Letter Agreement, net of present value discount, of which $2.2 million was included in accrued expenses and other current liabilities and $5.2 million was included in other liabilities on the consolidated balance sheet.

8. License and Collaboration Agreements

License and Royalty Revenue

As of March 31, 2023, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in one commercially available product, Zolgensma, and in the development of a number of licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development of certain product candidates. Consideration to the Company under its license agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products and (v) other consideration payable upon optional goods and services purchased by licensees. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

License and royalty revenue consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Zolgensma royalties	$16,125	$21,539
Other license and royalty revenue	3,013	679
Total license and royalty revenue	$19,138	$22,218

Outstanding development milestone payments are evaluated each reporting period and are only included in the transaction price of each license and recognized as license revenue to the extent the milestones are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of March 31, 2023, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $1.56 billion, including (i) $537.8 million upon the commencement of various stages of clinical trials, (ii) $17.0 million upon the submission of regulatory approval filings, (iii) $133.0 million upon the approval of commercial products by regulatory agencies and (iv) $875.0 million upon the achievement of specified sales targets for licensed products, including milestones payable upon the first commercial sales of licensed products. To the extent the milestone payments are realized by the Company, the Company will be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of these milestones is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

Changes in Accounts Receivable, Contract Assets and Deferred Revenue

The following table presents the balances of the Company’s net accounts receivable, contract assets and deferred revenue, as well as other information regarding revenue recognized during the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Accounts receivable, net, current and non-current:
Beginning of period	$29,586	$34,701
End of period	$20,161	$29,106

Contract assets:
Beginning of period	$—	$1,074
End of period	$2,000	$1,126

Deferred revenue, current and non-current:
Beginning of period	$1,829	$3,333
End of period	$1,311	$3,333

Revenue recognized during the period from:
Amounts included in deferred revenue at beginning of period	$930	$—
Performance obligations satisfied in previous periods	$18,132	$21,541

Contract assets as of March 31, 2023 are included in other current assets on the consolidated balance sheet. The Company did not record any contract assets as of December 31, 2022.

As of March 31, 2023, the Company had recorded deferred revenue of $1.3 million which represents consideration received or unconditionally due from licensees for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations as of March 31, 2023 consisted of research and development services to be performed by the Company related to licensed products, which will be satisfied as the research and development services are performed. As of March 31, 2023, the aggregate transaction price of the Company’s license agreements allocated to performance obligations not yet satisfied, or partially satisfied, was $2.7 million, which is expected to be satisfied over a period of approximately two years.

Revenue recognized from performance obligations satisfied in previous periods, as presented in the table above, was primarily attributable to Zolgensma royalties and changes in the transaction prices of the Company’s license agreements. Changes in transaction prices were primarily attributable to development milestones achieved or deemed probable of achievement during the periods which were previously not considered probable of achievement, resulting in a cumulative catch-up adjustment to revenue. Revenue recognized during the three months ended March 31, 2023 and 2022 resulting from performance obligations satisfied in previous periods included $2.0 million and zero, respectively, in cumulative catch-up adjustments for changes in the probability of achievement of development milestones.

Accounts Receivable, Contract Assets and the Allowance for Credit Losses

Accounts receivable, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Current accounts receivable:
Billed to customers	$250	$280
Unbilled Zolgensma royalties	17,809	27,027
Other unbilled	802	775
Allowance for credit losses	—	—
Current accounts receivable, net	18,861	28,082
Non-current accounts receivable:
Due from Abeona, net of present value discount	4,256	4,152
Other unbilled	1,300	1,504
Allowance for credit losses	(4,256)	(4,152)
Non-current accounts receivable, net	1,300	1,504
Total accounts receivable, net	$20,161	$29,586

The following table presents the changes in the allowance for credit losses related to accounts receivable and contract assets for the three months ended March 31, 2023 (in thousands):

	Allowance for Credit Losses
	Accounts Receivable	Contract Assets
Balance at December 31, 2022	$4,152	$—
Changes in present value discount of receivables	104	—
Balance at March 31, 2023	$4,256	$—

The Company’s allowance for credit losses as of March 31, 2023 and December 31, 2022 was related solely to accounts receivable from Abeona Therapeutics Inc. (Abeona). Please refer to the section below, Settlement Agreement with Abeona Therapeutics, for further information regarding amounts due from Abeona and the associated allowance for credit losses. The Company did not record a provision for credit losses for the three months ended March 31, 2023 and 2022.

Zolgensma License with Novartis Gene Therapies

In March 2014, the Company entered into an exclusive license agreement (as amended, the Novartis License) with Novartis Gene Therapies (formerly AveXis, Inc.). Under the Novartis License, the Company granted Novartis Gene Therapies an exclusive, worldwide commercial license, with rights to sublicense, to the NAV Technology Platform, as well as other certain rights, for the treatment of spinal muscular atrophy (SMA) in humans by in vivo gene therapy. In 2019, Novartis Gene Therapies launched commercial sales of Zolgensma, a licensed product under the Novartis License. In accordance with the Novartis License, the Company recognizes royalty revenue on net sales of Zolgensma.

The Company recognized the following amounts under the Novartis License (in thousands):

	Three Months Ended March 31,
	2023	2022
Zolgensma royalties	$16,125	$21,539
Total license and royalty revenue	$16,125	$21,539

Interest income from licensing	$8	$5

As of March 31, 2023 and December 31, 2022, the Company had recorded total accounts receivable of $18.0 million and $27.3 million, respectively, from Novartis Gene Therapies under the Novartis License, which consisted primarily of Zolgensma royalties receivable. The Zolgensma royalties receivable recorded as of March 31, 2023 included $13.0 million expected to be paid to HCR in accordance with the Royalty Purchase Agreement discussed in Note 6. The Company recognizes royalty revenue from net sales of Zolgensma in the period in which the underlying products are sold by Novartis Gene Therapies, which in certain cases may require the Company to estimate royalty revenue for periods of net sales which have not yet been reported to the Company. Estimated royalties are reconciled to actual amounts reported in subsequent periods, and any differences are recognized as an adjustment to royalty revenue in the period the royalties are reported.

Settlement Agreement with Abeona Therapeutics

In November 2021, the Company entered into a settlement agreement and mutual release with Abeona (the Settlement Agreement) related to claims associated with a license agreement between the parties which was terminated in May 2020. The Settlement Agreement resolved all arbitration and legal proceedings and mutually released each party from any and all claims under the terminated license agreement. Pursuant to the Settlement Agreement, Abeona will pay the Company a total of $30.0 million as follows: (i) $20.0 million which was paid in November 2021, (ii) $5.0 which was paid in November 2022, and (iii) $5.0 million payable on the earlier of the third anniversary of the Settlement Agreement in November 2024 or the closing of a specified type of transaction by Abeona.

As of March 31, 2023 and December 31, 2022, the Company had recorded gross, non-current accounts receivable of $4.3 million and $4.2 million, respectively, from Abeona under the Settlement Agreement. The gross accounts receivable of $4.3 million as of March 31, 2023 consisted of the $5.0 million payment due by November 2024, net of discount to present value. While the Company anticipates taking appropriate measures to enforce the full collection of all amounts due from Abeona under the Settlement Agreement, the Company assessed the collectability of the accounts receivable from Abeona as it relates to credit risk. In performing this assessment, the Company evaluated Abeona’s credit profile and financial condition, as well its expectations regarding Abeona’s future cash flows and ability to satisfy the contractual obligations of the Settlement Agreement. As a result of its analysis, the

Company recorded an allowance for credit losses of $4.3 million and $4.2 million as of March 31, 2023 and December 31, 2022, respectively, related to the non-current accounts receivable due from Abeona. No provision for credit losses was recorded for the three months ended March 31, 2023 and 2022 related to the receivable from Abeona. The present value discount of the non-current accounts receivable from Abeona is accreted as interest income from licensing through the contractual due date using the effective interest method. The Company has elected to record increases in the allowance for credit losses associated with the accretion of the present value discount of the receivable as a reduction of the associated interest income, resulting in no interest income recognized during the periods related to the accretion of the present value discount on the non-current receivable from Abeona.

Collaboration Agreements

AbbVie Collaboration and License Agreement

Effective in November 2021, the Company entered into a collaboration and license agreement with AbbVie Global Enterprises Ltd. (AbbVie), a subsidiary of AbbVie Inc., to jointly develop and commercialize ABBV-RGX-314, the Company’s product candidate for the treatment of wet age-related macular degeneration (wet AMD), diabetic retinopathy (DR) and other chronic retinal diseases (the AbbVie Collaboration Agreement).

Pursuant to the AbbVie Collaboration Agreement, the Company granted AbbVie a co-exclusive license to develop and commercialize ABBV-RGX-314 in the United States and an exclusive license to develop and commercialize ABBV-RGX-314 outside the United States. The Company and AbbVie will collaborate to develop ABBV-RGX-314 in the United States, and AbbVie will be responsible for the development of ABBV-RGX-314 in specified markets outside the United States. Through December 31, 2022, the Company was responsible for the development expenses related to certain ongoing clinical trials of ABBV-RGX-314 and the parties shared the additional development expenses related to ABBV-RGX-314. Beginning on January 1, 2023, AbbVie is responsible for the majority of all ABBV-RGX-314 development expenses.

The Company will lead the manufacturing of ABBV-RGX-314 for clinical development and U.S. commercial supply, and AbbVie will lead the manufacturing of ABBV-RGX-314 for commercial supply outside the United States. Manufacturing expenses will be allocated between the parties in accordance with the terms of the AbbVie Collaboration Agreement and supply agreements determined in accordance with the agreement. If requested by AbbVie, the Company will manufacture up to a specified portion of ABBV-RGX-314 for commercial supply outside the United States at a price specified in the agreement. AbbVie will lead the commercialization of ABBV-RGX-314 globally, and the Company will participate in U.S. commercialization efforts as provided under a commercialization plan determined in accordance with the agreement. The Company and AbbVie will share equally in the net profits and net losses associated with the commercialization of ABBV-RGX-314 in the United States. Outside the United States, AbbVie will be responsible, at its sole cost, for the commercialization of ABBV-RGX-314.

In consideration for the rights granted under the AbbVie Collaboration Agreement, AbbVie paid the Company an up-front fee of $370.0 million upon the effective date of the agreement in November 2021 and is required to pay to the Company up to $1.38 billion upon the achievement of specified development and sales-based milestones, of which $562.5 million are based on development milestones and $820.0 million are sales-based milestones. AbbVie is also required to pay to the Company tiered royalties on net sales of ABBV-RGX-314 outside the United States at percentages in the mid-teens to low twenties, subject to specified offsets and reductions.

The Company applied the requirements of Topic 606 to the AbbVie Collaboration Agreement for the units of account in which AbbVie was deemed to be a customer. The Company determined that there is only one material performance obligation under the agreement for the delivery of the intellectual property license to develop and commercialize ABBV-RGX-314 globally. The intellectual property licensed to AbbVie includes the rights to certain patents, data, know-how and other rights developed and owned by the Company, as well as other intellectual property rights exclusively licensed by the Company from various third parties. As of March 31, 2023 and December 31, 2022, the transaction price of the AbbVie Collaboration Agreement was $370.0 million, which consisted solely of the up-front payment received from AbbVie in November 2021. The $370.0 million transaction price was fully recognized as revenue upon the delivery of the license to AbbVie in November 2021. Variable consideration under the AbbVie Collaboration Agreement, which has been excluded from the transaction price, includes $562.5 million in payments for development milestones that have not yet been achieved and were not considered probable of achievement. Additionally, the transaction price excludes sales-based milestone payments of $820.0 million and royalties on net sales of ABBV-RGX-314 outside the United States. Development milestones will be added to the transaction price and recognized as revenue upon achievement, or if deemed probable of achievement. In accordance with the sale- or usage-based royalty exception under Topic 606, royalties on net sales and sales-based milestones will be recognized as revenue in the period the underlying sales occur or milestones are achieved. There were no changes in the transaction price of the AbbVie Collaboration Agreement, and no revenue was recognized, during the three months ended March 31, 2023 and 2022.

The Company applied the requirements of Topic 808 to the AbbVie Collaboration Agreement for the units of account which were deemed to be a collaborative arrangement. Both the Company and AbbVie will perform various activities related to the development, manufacturing and commercialization of ABBV-RGX-314 in the United States. Development costs are shared between the parties in accordance with the terms of the AbbVie Collaboration Agreement, and the parties will share equally in the net profits and losses derived from sales of ABBV-RGX-314 in the United States. The Company accounts for payments to and from AbbVie for the sharing of development and commercialization costs in accordance with its accounting policy for collaborative arrangements. Amounts owed to AbbVie for the Company’s share of development costs or commercialization costs incurred by AbbVie are recorded as research and development expense or general and administrative expense, respectively, in the period the costs are incurred. Amounts owed to the Company for AbbVie’s share of development costs or commercialization costs incurred by the Company are recorded as a reduction of research and development expense or general and administrative expense, respectively, in the period the costs are incurred. At the end of each reporting period, the Company records a net amount due to or from AbbVie as a result of the cost-sharing arrangement. As of March 31, 2023 and December 31, 2022, the Company had recorded $18.2 million and $6.2 million, respectively, due from AbbVie for net reimbursement of costs incurred for activities performed under AbbVie Collaboration Agreement, which was included in other current assets on the consolidated balance sheets.

The Company recognized the following amounts under the AbbVie Collaboration Agreement (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cost reimbursement to (from) AbbVie included in:
Research and development expense	$(18,474)	$(2,882)
General and administrative expense	142	(92)
Total net cost reimbursement to (from) AbbVie	$(18,332)	$(2,974)

9. Stock-based Compensation

Effective January 2023, an additional 1,731,940 shares were authorized for issuance under the 2015 Equity Incentive Plan (the 2015 Plan). As of March 31, 2023, the total number of shares of common stock authorized for issuance under the 2015 Plan and the 2014 Stock Plan (the 2014 Plan) was 17,357,140, of which 2,261,930 remained available for future grants under the 2015 Plan.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	$8,177	$9,267
Restricted stock units	2,781	1,254
Employee stock purchase plan	248	279
	$11,206	$10,800

As of March 31, 2023, the Company had $91.8 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.8 years.

The Company recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$6,070	$5,670
General and administrative	5,136	5,130
	$11,206	$10,800

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2022	7,668	$34.43	6.5	$15,783
Granted	1,485	$22.27
Exercised	(37)	$12.68
Cancelled or forfeited	(120)	$33.47
Outstanding at March 31, 2023	8,996	$32.52	6.8	$10,274
Exercisable at March 31, 2023	5,739	$33.83	5.6	$10,274
Vested and expected to vest at March 31, 2023	8,996	$32.52	6.8	$10,274

(a) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2023 was $13.97. During the three months ended March 31, 2023, the total number of stock options exercised was 37,150, resulting in total proceeds of $0.5 million. The total intrinsic value of options exercised during the three months ended March 31, 2023 was $0.4 million.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2022	613	$35.41
Granted	957	$22.27
Vested	(118)	$39.19
Forfeited	(37)	$27.62
Unvested balance at March 31, 2023	1,415	$26.41

The total intrinsic value of restricted stock units vested during the three months ended March 31, 2023 was $2.7 million.

Employee Stock Purchase Plan

As of March 31, 2023, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 1,426,994, of which 1,091,529 remained available for future issuance. During the three months ended March 31, 2023, 30,223 shares of common stock were issued under the 2015 ESPP.

10. Income Taxes

The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets as of March 31, 2023 and December 31, 2022. Based on the Company’s history of operating losses, and other relevant facts and circumstances, the Company concluded that it was more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its net deferred tax assets as of March 31, 2023 and December 31, 2022.

11. Related Party Transactions

FOXKISER LLP

From 2016 until June 2022, the Company was a party to professional services agreements with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of a member of the Company’s Board of Directors, pursuant to which the Company paid a fixed monthly fee in consideration for certain strategic services provided by FOXKISER. The agreement with FOXKISER was terminated effective June 2022. Expenses incurred under the agreement with FOXKISER were zero and $1.2 million for the three months ended March 31, 2023 and 2022, respectively, and were recorded as research and development expenses in the consolidated statements of operations and comprehensive loss.

12. Net Loss Per Share

Since the Company incurred net losses for the three months ended March 31, 2023 and 2022, common stock equivalents were excluded from the calculation of diluted net loss per share for such periods as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were the same for such periods. The following potentially dilutive common stock equivalents outstanding at the end of the period were excluded from the computations of weighted-average diluted common shares for the periods indicated as their effects would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options issued and outstanding	8,996	8,172
Unvested restricted stock units outstanding	1,415	471
Employee stock purchase plan	58	37
	10,469	8,680

13. Supplemental Disclosures

Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Net cost reimbursement due from collaborators	$18,362	$6,294
Accrued interest on investments	2,004	2,210
License revenue contract assets	2,000	—
Other	637	848
	$23,003	$9,352

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued external research and development expenses	$11,261	$9,216
Accrued personnel costs	8,678	18,071
Accrued sublicense fees and royalties	7,281	15,768
Accrued external general and administrative expenses	2,577	2,187
Accrued purchases of property and equipment	913	806
Other accrued expenses and current liabilities	999	746
	$31,709	$46,794

Supplemental Disclosures of Non-cash Investing and Financing Activities

Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities were $1.8 million as of March 31, 2023, a net decrease of $0.8 million from December 31, 2022, and $5.4 million as of March 31, 2022, a net decrease of $4.7 million from December 31, 2021.

Proceeds due to the Company for sales of non-marketable equity securities included in other current assets as of March 31, 2022 were $0.6 million. No such amounts were recorded as of March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on February 28, 2023. In addition, you should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Overview of Product Candidates

We have developed a broad pipeline of gene therapy programs using our proprietary adeno-associated virus (AAV) gene therapy delivery platform (NAV Technology Platform) to address genetic diseases. Our programs and product candidates are described below:

•
ABBV-RGX-314: In May 2023 we announced updates from our eye care collaboration with AbbVie, including the transfer of the Investigational New Drug (IND) applications to AbbVie for all ongoing clinical trials and the expansion of the ATMOSPHERE® and ASCENT™ pivotal trials of RGX-314 delivered subretinally for the treatment of patients with wet age-related macular degeneration (wet AMD) to support new global registration plans. As part of the IND transfers, the investigational gene therapy RGX-314 has been renamed ABBV-RGX-314 and all references to this program are now “ABBV-RGX-314”. We are developing ABBV-RGX-314 in collaboration with AbbVie as a potential one-time treatment for wet AMD, diabetic retinopathy (DR) and other additional chronic retinal conditions which cause total or partial vision loss. ABBV-RGX-314 is currently being evaluated in nine ongoing clinical trials in the U.S. and Canada, including two pivotal trials, a Phase II bridging study, a Long-term Follow-up study, and a Fellow Eye study in patients with wet AMD, all utilizing subretinal delivery, as well as two Phase II clinical trials in patients with wet AMD and DR, and two corresponding Long-term Follow-up studies, all utilizing in-office suprachoroidal delivery.

We are evaluating two separate routes of administration of ABBV-RGX-314 to the eye: a subretinal delivery procedure as well as a targeted, in-office administration to the suprachoroidal space. ABBV-RGX-314 uses the NAV® AAV8 vector to deliver a gene encoding a therapeutic antibody fragment to inhibit vascular endothelial growth factor (VEGF). We have licensed certain exclusive rights to the SCS Microinjector® from Clearside Biomedical, Inc. (Clearside) to deliver gene therapy treatments to the suprachoroidal space of the eye.

The pivotal trials utilizing subretinal delivery are now expected to add new sites in Europe, Japan and Israel to advance global development plans. Additional clinical trial applications will be submitted to the European Medicines Agency (EMA) and Pharmaceuticals and Medical Devices Agency in Japan. The ATMOSPHERE® and ASCENT™ trials are also expected to expand enrollment up to 540 and 660 patients, respectively. As prospectively allowed in the pivotal trial protocols, the enrollment expansion is also expected to support increase in power of primary and secondary endpoints to support additional global marketing approval and labeling requirements. The new global site plans and expanded enrollment targets are expected to support regulatory submissions with the U.S. Food and Drug Agency (FDA) and the EMA in late 2025 through the first half of 2026.

We are also evaluating the pharmacodynamics, safety and efficacy of ABBV-RGX-314 in patients with wet AMD using the subretinal delivery approach in a Phase II bridging study using cGMP material produced by our NAVXpress™ suspension platform process. In February 2023, interim data was presented demonstrating that ABBV-RGX-314 manufactured using our NAVXpress™ suspension platform process was well-tolerated and exhibited a similar clinical profile to the initial adherent cell culture process used in the Phase I/IIa trial. Patients in the two high dose cohorts also demonstrated stable to improved best-corrected visual acuity (BCVA) and central retinal thickness (CRT), and meaningful reductions in anti-VEGF burden, with a majority of subjects injection-free. This material has been incorporated in the pivotal trials.

A Fellow Eye Treatment study has also been initiated in the subretinal program. The Fellow Eye Treatment study will evaluate the safety, efficacy, and immunogenicity of subretinal ABBV-RGX-314 administration in the fellow eye of patients from ATMOSPHERE and ASCENT having bilateral disease who previously received a subretinal injection of ABBV-RGX-314. Data from patients enrolled in this study are expected to further support global regulatory submission plans.

We have completed enrollment of Cohort 6 in the AAVIATE® trial, a multi-center, open label, randomized, controlled, dose-escalation Phase II trial to evaluate the efficacy, safety and tolerability of suprachoroidal delivery of ABBV-RGX-314 for the treatment of wet AMD. Cohort 6 (dose level 3) incorporated short-course prophylactic ocular steroids following ABBV-RGX-314 administration to evaluate the ability to prevent or reduce the occurrence of the mild to moderate intraocular inflammation seen in previous cohorts. Patients were enrolled in Cohort 6 regardless of neutralizing antibody (NAb) status. We expect to report additional interim trial data from the Phase II AAVIATE® trial, including initial data from Cohort 6, in the second half of 2023.

We have completed enrollment in Cohorts 4 and 5 (dose level 3) in the ALTITUDE® trial, a multi-center, open label, randomized, controlled, dose-escalation Phase II trial to evaluate the efficacy, safety and tolerability of ABBV-RGX-314 for the treatment of DR. In these cohorts, patients were stratified by Diabetic Retinopathy Severity Scale (DRSS) levels and all patients received short-course prophylactic ocular steroids following ABBV-RGX-314 administration. We expect to report additional interim trial data, including initial data from the third dose level, in the second half of 2023.

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

AFFINITY DUCHENNE™, a multicenter, open-label dose evaluation and dose expansion clinical trial to evaluate the safety, tolerability and clinical efficacy of a one-time intravenous (IV) dose of RGX-202 in patients with Duchenne continues to recruit patients and is expected to use commercial-scale cGMP material from our NAVXpress™ bioreactor platform process in the clinical trial. We expect to report initial data from this trial in the second half of 2023.

In April 2023, the FDA granted Fast Track designation to RGX-202 for the treatment of Duchenne. Fast Track designation aims to facilitate the development and expedite the review of new therapeutics to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

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

Enrollment is ongoing in the pivotal program of CAMPSIITETM, a Phase I/II/III multi-center, open-label trial to evaluate the efficacy, safety, tolerability and pharmacodynamics of RGX-121 in patients with MPS II aged 4 months up to 5 years old. The trial is expected to complete enrollment of 10 MPS II patients in the first half of 2023 to support a BLA filing in 2024 using the accelerated approval pathway. The trial is expected to incorporate material from our NAVXpress™ suspension platform process to support the future commercialization of RGX-121, if approved.

In February 2023, additional interim data was presented from the Phase I/II part of the CAMPSIITETM trial demonstrating that RGX-121 continued to be well-tolerated across 15 patients. Patients receiving the pivotal program dose level continued to demonstrate the largest reductions in cerebral spinal fluid (CSF) glycosaminoglycans (GAGs), including Heparin Sulfate (HS) and HS D2S6, which approached normal levels at 48 weeks. CSF GAGs have the potential to be considered a surrogate biomarker that is reasonably likely to predict clinical benefit in MPS II disease under the accelerated approval pathway, as buildup of GAGs in the CSF of MPS II patients correlates with clinical manifestations, including neurodevelopmental deficits. In addition, improvements in neurodevelopmental and daily activity skill acquisition were observed up to three years after RGX-121 administration.

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

We are conducting a Phase I/II clinical trial in patients with MPS I to evaluate the safety, tolerability and pharmacodynamics of RGX-111, as well as the effects of RGX-111 on biomarkers of IDUA activity, neurocognitive development and other outcome measures. The RGX-111 trial for the treatment of MPS I is fully enrolled with follow-up ongoing. The Company has completed the manufacture of commercial-scale cGMP material using the NAVXpress™ platform process to support the continued development of RGX-111. As of February 2023, we received data that RGX-111 was well-tolerated in 8 patients. Biomarker and neurodevelopmental assessments indicated an encouraging central nervous system (CNS) profile in patients dosed with RGX-111. We expect to complete analytical characterization of the commercial-scale cGMP material and share additional updates on program plans in the second half of 2023.

•
RGX-181: We are developing RGX-181 for the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease, a form of Batten disease, caused by mutations in the tripeptidyl peptidase 1 (TPP1) gene.

Physician investigators continue with follow up in the first child with CLN2 disease dosed with RGX-181 under a single-patient investigator-initiated study. We plan to provide a program update by the end of 2023.

•
RGX-381: We are developing RGX-381 for the treatment of the ocular manifestations of CLN2 disease using the NAV AAV9 vector to deliver the TPP1 gene directly to the retina. The Phase I/II first-in-human, open-label, dose-escalation clinical trial of RGX-381 is on track to initiate in the second quarter of 2023. The trial will evaluate the safety and tolerability, as well as the effect on retinal anatomic and functional outcomes, of the subretinal delivery of RGX-381 for the treatment of ocular manifestations of CLN2 disease.

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of March 31, 2023, our NAV Technology Platform was being applied in one commercialized product (Zolgensma®), and the preclinical and clinical development of a number of partnered programs. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform and creating potential additional revenue.

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

Collaboration and License Agreement with AbbVie

Effective in November 2021, we entered into a collaboration and license agreement with AbbVie Global Enterprises Ltd. (AbbVie), a subsidiary of AbbVie Inc., to jointly develop and commercialize ABBV-RGX-314 (the AbbVie Collaboration Agreement). The AbbVie Collaboration Agreement may materially impact our future revenues, research and development expenses, other operating expenses and operating cash flows associated with the development and commercialization of ABBV-RGX-314. For additional information regarding the AbbVie Collaboration Agreement, please refer to Note 8, “License and Collaboration Agreements—AbbVie Collaboration and License Agreement” to the accompanying unaudited consolidated financial statements.

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

Research and Development Expense

Our research and development expenses consist primarily of:

•
salaries, wages and personnel-related costs, including benefits, travel and stock-based compensation, for our scientific personnel and others performing research and development activities;
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

We expect to continue to incur significant research and development expenses for the foreseeable future as we continue development of our product candidates, and engage in early research and development for prospective product candidates and new technologies. The following table summarizes our research and development expenses incurred during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Direct Expenses
ABBV-RGX-314	$5,036	$7,527
RGX-202	4,577	2,493
RGX-121 and RGX-111	3,074	3,249
Other product candidates	391	543
Total direct expenses	13,078	13,812
Unallocated Expenses
Platform and new technologies	11,349	13,042
Personnel-related	25,475	23,371
Facilities and depreciation expense	7,077	4,530
Other unallocated	1,537	872
Total unallocated expenses	45,438	41,815
Total research and development	$58,516	$55,627

Direct expenses related to the development of ABBV-RGX-314 for the three months ended March 31, 2023 and 2022 include $18.5 million and $2.9 million, respectively, in net cost reimbursement from AbbVie under our eye care collaboration which were recorded as a reduction of research and development expenses during the periods. Net cost reimbursement from AbbVie includes reimbursement of personnel and overhead costs attributable to the development of ABBV-RGX-314, the underlying costs of which are reported as unallocated expenses in the table above. We typically utilize our employee and infrastructure resources across our development programs. In general, we do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs. Platform and new technologies include direct costs not identifiable with a specific lead product candidate, including costs associated with our research and development platform used across programs, process development, manufacturing analytics and early research and development for prospective product candidates and new technologies.

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

Our significant accounting policies are fully described in Note 2 to the accompanying unaudited consolidated financial statements and in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our critical accounting policies and estimates since December 31, 2022.

Results of Operations

Our consolidated results of operations were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Revenues
License and royalty revenue	$19,138	$22,218	$(3,080)
Total revenues	19,138	22,218	(3,080)
Operating Expenses
Cost of revenues	4,112	15,717	(11,605)
Research and development	58,516	55,627	2,889
General and administrative	22,634	22,318	316
Other operating expenses	33	83	(50)
Total operating expenses	85,295	93,745	(8,450)
Loss from operations	(66,157)	(71,527)	5,370
Other Income (Expense)
Interest income from licensing	70	94	(24)
Investment income	2,166	799	1,367
Interest expense	(2,755)	(6,130)	3,375
Total other income (expense)	(519)	(5,237)	4,718
Loss before income taxes	(66,676)	(76,764)	10,088
Income Tax Benefit	—	41	(41)
Net loss	$(66,676)	$(76,723)	$10,047

Comparison of the Three Months Ended March 31, 2023 and 2022

License and Royalty Revenue. License and royalty revenue decreased by $3.1 million, from $22.2 million for the three months ended March 31, 2022 to $19.1 million for the three months ended March 31, 2023. The decrease was primarily attributable to Zolgensma royalty revenues, which decreased by $5.4 million, from $21.5 million for the first quarter of 2022 to $16.1 million for the first quarter of 2023. As reported by Novartis, sales of Zolgensma for the first quarter of 2023 decreased by 15% (USD) as compared to the first quarter of 2022, primarily declining in Europe, mainly due to price mix and other one-time events as the number of patients treated was relatively stable.

Cost of Revenues. Cost of revenues decreased by $11.6 million, from $15.7 million for the three months ended March 31, 2022 to $4.1 million for the three months ended March 31, 2023. The decrease was primarily attributable to a non-recurring charge of $9.2 million recognized in the first quarter of 2022 related to the amendment of our license agreement with The Trustees of the University of Pennsylvania (Penn) to buy out our obligation to pay sublicense fees to Penn under the license agreement.

Research and Development Expense. Research and development expenses increased by $2.9 million, from $55.6 million for the three months ended March 31, 2022 to $58.5 million for the three months ended March 31, 2023. The increase was primarily attributable to the following:

•
an increase of $3.6 million in costs for laboratories and facilities used by research and development personnel, including a $1.6 million increase in depreciation expense allocated to research and development functions, largely driven by the activation of our cGMP facility in mid-2022; and
•
an increase of $2.1 million in personnel-related costs as a result of increased headcount of research and development personnel, including a $0.4 million increase in stock-based compensation expense, largely driven by the commencement of in-house manufacturing of clinical supply in mid-2022.

The increase in research and development expenses was partially offset by a decrease of $3.1 million in costs associated with clinical trial and regulatory activities, which was largely driven by an increase in net development cost reimbursement from AbbVie under our ABBV-RGX-314 collaboration. In accordance with the AbbVie Collaboration Agreement, through December 31, 2022, we were responsible for development expenses related to certain ongoing clinical trials of ABBV-RGX-314 and the remaining ABBV-RGX-314 development expenses were shared with AbbVie. Beginning in 2023, AbbVie is responsible for the majority of all ABBV-RGX-314 development expenses.

General and Administrative Expense. General and administrative expenses remained consistent, increasing by $0.3 million, from $22.3 million for the three months ended March 31, 2022 to $22.6 million for the three months ended March 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $473.5 million, which were primarily derived from the sale of our common stock, license and royalty revenue and the monetization of our Zolgensma royalty stream. We expect that our cash, cash equivalents and marketable securities as of March 31, 2023, will enable us to fund our operating expenses and capital expenditure requirements, and are sufficient to meet our financial commitments and obligations, for at least the next 12 months from the date of this report, based on our current business plan.

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

Cash Flows

Our consolidated cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(80,918)	$(55,911)
Net cash provided by (used in) investing activities	63,094	(90,591)
Net cash used in financing activities	(9,037)	(6,834)
Net decrease in cash and cash equivalents and restricted cash	$(26,861)	$(153,336)

Cash Flows from Operating Activities

Our net cash used in operating activities for the three months ended March 31, 2023 increased by $25.0 million from the three months ended March 31, 2022. We expect to continue to incur regular net cash outflows from operations for the foreseeable future as we continue the development and advancement of our product candidates and other research programs.

For the three months ended March 31, 2023, our net cash used in operating activities of $80.9 million consisted of a net loss of $66.7 million and unfavorable changes in operating assets and liabilities of $29.6 million, offset by adjustments for non-cash items of $15.4 million. The unfavorable changes in operating assets and liabilities include a decrease in total accounts payable and accrued expenses and other current liabilities of $18.5 million, which were driven primarily by decreases in accrued sublicense fees and royalties and accrued personnel expenses, and an increase in total prepaid expenses and other current assets of $15.3 million, which was driven primarily by an increase in amounts due from AbbVie for net reimbursement of development costs under our ABBV-RGX-314 collaboration. Other changes in operating assets and liabilities occurred in the normal course of business as a result of changes in operating working capital. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $11.2 million and depreciation and amortization expense of $4.2 million.

For the three months ended March 31, 2022, our net cash used in operating activities of $55.9 million consisted of a net loss of $76.7 million, offset by adjustments for non-cash items of $14.8 million and favorable changes in operating assets and liabilities of $6.0 million. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $10.8 million and depreciation and amortization expense of $2.6 million. The changes in operating assets and liabilities included a decrease in accounts receivable of $5.7 million primarily attributable to a decrease in Zolgensma royalties receivable, a decrease in other current assets of $3.0 million which was largely driven by a decrease in amounts due from AbbVie for net reimbursement of development costs under our ABBV-RGX-314 collaboration, and an increase in other liabilities of $6.9 million which was driven largely by a long-term liability recorded during the period resulting from the amendment of our license agreement with Penn. The favorable changes in operating assets and liabilities were partially offset by a net decrease in total accounts payable and accrued expenses and other current liabilities of $9.7 million which was driven primarily by a decrease in accrued personnel costs. Other changes in operating assets and liabilities occurred in the normal course of business as a result of changes in operating working capital.

Cash Flows from Investing Activities

For the three months ended March 31, 2023, our net cash provided by investing activities consisted of $67.9 million in maturities of marketable debt securities, offset by $4.8 million to purchase property and equipment.

For the three months ended March 31, 2022, our net cash used in investing activities consisted of $129.5 million to purchase marketable debt securities and $11.0 million to purchase property and equipment, offset by $49.9 million in maturities of marketable debt securities.

Cash Flows from Financing Activities

For the three months ended March 31, 2023, our net cash used in financing activities primarily consisted of $9.7 million of Zolgensma royalties paid, net of imputed interest, under our royalty purchase agreement with HCR, and was partially offset by $1.1 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

For the three months ended March 31, 2022, our net cash used in financing activities primarily consisted of $7.5 million of Zolgensma royalties paid, net of imputed interest, under our royalty purchase agreement with HCR, and was partially offset by $1.0 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

Additional Capital Requirements

Our material capital requirements from known contractual and other obligations primarily relate to vendor service contracts and purchase commitments, in-license agreements, operating lease agreements and our Zolgensma royalty purchase agreement with HCR. Our material commitments and obligations are further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, and in the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. Other than the changes described in the notes to the unaudited consolidated financial statements accompanying this Quarterly Report on Form 10-Q, including Note 7, “Commitments and Contingencies,” there have been no material changes to our commitments and obligations since December 31, 2022.

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $508.2 million as of March 31, 2023. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect to continue to incur capital expenditures associated with building out additional laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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

Many of these factors are outside of our control. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory and marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, and any commercial milestones or royalty payments under our licensing agreements, will be derived from or based on sales of products that may not be commercially available for many years, if at all. In addition, revenue from our NAV Technology Platform licensing is dependent in part on the clinical and commercial success of our licensing partners, including the commercialization of Zolgensma, and on maintaining our license agreements with our licensor partners, including GlaxoSmithKline LLC and Penn. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our exposure to market risk during the three months ended March 31, 2023.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from the risk factors previously disclosed in such filing.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets

(ii) Consolidated Statements of Operations and Comprehensive Loss

(iii) Consolidated Statements of Stockholders’ Equity

(iv) Consolidated Statements of Cash Flows

(v) Notes to Consolidated Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 formatted in Inline XBRL (included in Exhibit 101)

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

REGENXBIO Inc.

Dated: May 3, 2023	/s/ Kenneth T. Mills
Kenneth T. Mills
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 3, 2023	/s/ Vittal Vasista
Vittal Vasista
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)