Form 10-Q
period 2023-06-30
REGENXBIO Inc.
filed 2023-08-02
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 27, 2023, there were 43,960,108 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements express a belief, expectation or intention and are generally accompanied by words that convey projected future events or outcomes such as “anticipate,” “assume,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “position,” “potential,” “predict,” “project,” “seek,” “should,” or “will,” “would” or by variations of such words or by similar expressions. We have based these forward-looking statements on our current expectations, estimates and assumptions and analyses in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks, uncertainties, assumptions and other important factors, including, but not limited to:

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

You should carefully read the factors discussed in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the factors discussed elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2022 and in our other filings with the U.S. Securities and Exchange Commission (the SEC) for additional discussion of the risks, uncertainties, assumptions and other important factors that could cause our actual results or developments to differ materially and adversely from those projected in the forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on us or our businesses or operations. Such statements are not guarantees of future performance, and actual results or developments may differ materially and adversely from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this report. Except as required by law, we disclaim any duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$68,600	$96,952
Marketable securities	251,482	267,690
Accounts receivable	21,380	28,082
Prepaid expenses	15,112	13,900
Other current assets	22,235	9,352
Total current assets	378,809	415,976
Marketable securities	95,302	200,560
Accounts receivable, net	1,143	1,504
Property and equipment, net	138,680	141,685
Operating lease right-of-use assets	62,436	65,116
Restricted cash	2,255	2,030
Other assets	3,833	6,397
Total assets	$682,458	$833,268
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,639	$27,213
Accrued expenses and other current liabilities	50,517	46,794
Deferred revenue	448	1,829
Operating lease liabilities	6,326	5,997
Liability related to sale of future royalties	48,963	48,601
Total current liabilities	117,893	130,434
Operating lease liabilities	85,254	88,802
Liability related to sale of future royalties	67,377	89,005
Other liabilities	6,079	8,832
Total liabilities	276,603	317,073
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at June 30, 2023 and December 31, 2022; 43,621 and 43,299 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	996,239	973,145
Accumulated other comprehensive loss	(10,098)	(15,401)
Accumulated deficit	(580,290)	(441,553)
Total stockholders’ equity	405,855	516,195
Total liabilities and stockholders’ equity	$682,458	$833,268

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
License and royalty revenue	$19,977	$32,649	$39,115	$54,867
Total revenues	19,977	32,649	39,115	54,867
Operating Expenses
Cost of revenues	9,475	12,951	13,587	28,668
Research and development	59,886	61,008	118,402	116,635
General and administrative	23,698	20,832	46,332	43,150
Other operating expenses	26	391	59	474
Total operating expenses	93,085	95,182	178,380	188,927
Loss from operations	(73,108)	(62,533)	(139,265)	(134,060)
Other Income (Expense)
Interest income from licensing	40	153	110	247
Investment income	2,127	1,061	4,293	1,860
Interest expense	(1,120)	(6,860)	(3,875)	(12,990)
Total other income (expense)	1,047	(5,646)	528	(10,883)
Loss before income taxes	(72,061)	(68,179)	(138,737)	(144,943)
Income Tax Benefit	—	—	—	41
Net loss	$(72,061)	$(68,179)	$(138,737)	$(144,902)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net	1,524	(2,813)	5,303	(12,194)
Total other comprehensive income (loss)	1,524	(2,813)	5,303	(12,194)
Comprehensive loss	$(70,537)	$(70,992)	$(133,434)	$(157,096)

Net loss per share, basic and diluted	$(1.66)	$(1.58)	$(3.19)	$(3.37)
Weighted-average common shares outstanding, basic and diluted	43,531	43,111	43,491	43,028

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended June 30, 2023
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at March 31, 2023	43,465	$4	$984,986	$(11,622)	$(508,229)	$465,139
Vesting of restricted stock units, net of tax	28	—	—	—	—	—
Exercise of stock options, net of tax	128	—	749	—	—	749
Stock-based compensation expense	—	—	10,504	—	—	10,504
Unrealized gain on available-for-sale securities, net	—	—	—	1,524	—	1,524
Net loss	—	—	—	—	(72,061)	(72,061)
Balances at June 30, 2023	43,621	$4	$996,239	$(10,098)	$(580,290)	$405,855

	Three Months Ended June 30, 2022
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at March 31, 2022	42,982	$4	$939,570	$(11,950)	$(237,955)	$689,669
Vesting of restricted stock units, net of tax	3	—	—	—	—	—
Exercise of stock options, net of tax	186	—	1,507	—	—	1,507
Stock-based compensation expense	—	—	10,335	—	—	10,335
Unrealized loss on available-for-sale securities, net	—	—	—	(2,813)	—	(2,813)
Net loss	—	—	—	—	(68,179)	(68,179)
Balances at June 30, 2022	43,171	$4	$951,412	$(14,763)	$(306,134)	$630,519

	Six Months Ended June 30, 2023
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	43,299	$4	$973,145	$(15,401)	$(441,553)	$516,195
Vesting of restricted stock units, net of tax	127	—	(419)	—	—	(419)
Exercise of stock options, net of tax	165	—	1,220	—	—	1,220
Issuance of common stock under employee stock purchase plan	30	—	583	—	—	583
Stock-based compensation expense	—	—	21,710	—	—	21,710
Unrealized gain on available-for-sale securities, net	—	—	—	5,303	—	5,303
Net loss	—	—	—	—	(138,737)	(138,737)
Balances at June 30, 2023	43,621	$4	$996,239	$(10,098)	$(580,290)	$405,855

	Six Months Ended June 30, 2022
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	42,831	$4	$928,095	$(2,569)	$(161,232)	$764,298
Vesting of restricted stock units, net of tax	55	—	(284)	—	—	(284)
Exercise of stock options, net of tax	263	—	1,844	—	—	1,844
Issuance of common stock under employee stock purchase plan	22	—	622	—	—	622
Stock-based compensation expense	—	—	21,135	—	—	21,135
Unrealized loss on available-for-sale securities, net	—	—	—	(12,194)	—	(12,194)
Net loss	—	—	—	—	(144,902)	(144,902)
Balances at June 30, 2022	43,171	$4	$951,412	$(14,763)	$(306,134)	$630,519

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(138,737)	$(144,902)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	21,710	21,135
Depreciation and amortization	8,613	5,234
Net amortization of premiums on marketable debt securities	1,062	2,678
Net loss on investments	—	72
Imputed interest income from licensing	(110)	(247)
Non-cash interest expense	(1,236)	874
Other non-cash adjustments	(55)	308
Changes in operating assets and liabilities
Accounts receivable	7,108	(5,028)
Prepaid expenses	(1,212)	2,507
Other current assets	(12,846)	1,435
Operating lease right-of-use assets	2,806	2,017
Other assets	2,564	523
Accounts payable	(14,108)	9,527
Accrued expenses and other current liabilities	3,501	(25,593)
Deferred revenue	(1,212)	3,472
Operating lease liabilities	(3,345)	547
Other liabilities	(2,743)	7,781
Net cash used in operating activities	(128,240)	(117,660)
Cash flows from investing activities
Purchases of marketable debt securities	(49,795)	(158,360)
Maturities of marketable debt securities	175,502	86,892
Purchases of property and equipment	(7,395)	(20,204)
Net cash provided by (used in) investing activities	118,312	(91,672)
Cash flows from financing activities
Proceeds from exercise of stock options	1,220	1,844
Taxes paid related to net settlement of stock-based awards	(419)	(284)
Proceeds from issuance of common stock under employee stock purchase plan	583	622
Repayments under liability related to sale of future royalties, net of imputed interest	(19,583)	(16,685)
Net cash used in financing activities	(18,199)	(14,503)
Net decrease in cash and cash equivalents and restricted cash	(28,127)	(223,835)
Cash and cash equivalents and restricted cash
Beginning of period	98,982	347,239
End of period	$70,855	$123,404

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

REGENXBIO Inc. (the Company) is a clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. The Company has developed a broad pipeline of gene therapy product candidates using its proprietary adeno-associated virus (AAV) gene delivery platform (NAV Technology Platform), which consists of exclusive rights to over 100 novel AAV vectors, including AAV7, AAV8 and AAV9. In addition to its internal product development efforts, the Company also selectively licenses the NAV® Technology Platform to other leading biotechnology and pharmaceutical companies (NAV Technology Licensees). As of June 30, 2023, the NAV Technology Platform was being applied by NAV Technology Licensees in one commercially available product, Zolgensma®, and in the preclinical and clinical development of a number of other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development and commercialization of certain product candidates. The Company was formed in 2008 in the State of Delaware and is headquartered in Rockville, Maryland.

The Company has incurred cumulative losses since inception and as of June 30, 2023, had generated an accumulated deficit of $580.3 million. The Company's ability to transition to recurring profitability is dependent upon achieving a level of revenues adequate to support its cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability, and unless and until it does, the Company will continue to need to raise additional capital, to the extent possible. As of June 30, 2023, the Company had cash, cash equivalents and marketable securities of $415.4 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023. Certain information and footnote disclosures required by GAAP, which are normally included in the Company’s annual consolidated financial statements, have been omitted pursuant to SEC rules and regulations for interim reporting. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

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

	As of June 30,
	2023	2022
Cash and cash equivalents	$68,600	$121,374
Restricted cash	2,255	2,030
Total cash and cash equivalents and restricted cash	$70,855	$123,404

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

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2023
U.S. government and agency securities	$109,284	$2	$(2,614)	$106,672
Certificates of deposit	7,553	—	(199)	7,354
Corporate bonds	239,185	—	(6,427)	232,758
	$356,022	$2	$(9,240)	$346,784

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2022
U.S. government and agency securities	$134,485	$—	$(3,492)	$130,993
Certificates of deposit	7,555	1	(248)	7,308
Corporate bonds	340,752	—	(10,803)	329,949
	$482,792	$1	$(14,543)	$468,250

As of June 30, 2023 and December 31, 2022, no available-for-sale debt securities had remaining maturities greater than three years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of June 30, 2023 and December 31, 2022, the balance in accumulated other comprehensive loss consisted solely of unrealized gains and losses on available-for-sale debt securities, net of reclassification adjustments for realized gains and losses and income tax effects. The Company uses the aggregate portfolio approach to release the tax effects of unrealized gains and losses on available-for-sale debt securities in accumulated other comprehensive loss. Realized gains and losses from the sale or maturity of marketable securities are based on the specific identification method and are included in results of operations as investment income. Unrealized gain (loss) on available-for-sale securities, net, as presented in the consolidated statements of operations and comprehensive loss consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized gain (loss) before reclassifications	$1,524	$(2,885)	$5,303	$(12,266)
Realized losses (gains) reclassified to investment income	—	72	—	72
Unrealized gain (loss) on available-for-sale securities, net	$1,524	$(2,813)	$5,303	$(12,194)

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023
U.S. government and agency securities	$29,923	$(236)	$64,013	$(2,378)	$93,936	$(2,614)
Certificates of deposit	2,885	(39)	4,225	(160)	7,110	(199)
Corporate bonds	23,933	(164)	208,825	(6,263)	232,758	(6,427)
	$56,741	$(439)	$277,063	$(8,801)	$333,804	$(9,240)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
U.S. government and agency securities	$91,498	$(2,014)	$38,495	$(1,478)	$129,993	$(3,492)
Certificates of deposit	4,484	(144)	2,087	(104)	6,571	(248)
Corporate bonds	106,707	(3,866)	223,242	(6,937)	329,949	(10,803)
	$202,689	$(6,024)	$263,824	$(8,519)	$466,513	$(14,543)

As of June 30, 2023, available-for-sale debt securities held by the Company which were in an unrealized loss position consisted of 113 investment grade security positions. The Company has the intent and ability to hold such securities until recovery, and based on the credit quality of the issuers and low severity of each unrealized loss position relative to its amortized cost basis, the Company did not identify any credit losses associated with its available-for-sale debt securities. The Company did not record an allowance for credit losses on its available-for-sale debt securities as of June 30, 2023 or December 31, 2022. The Company did not recognize any impairment or credit losses on available-for-sale debt securities during the three and six months ended June 30, 2023 and 2022.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2023
Cash equivalents:
Money market mutual funds	$—	$41,886	$—	$41,886
Total cash equivalents	—	41,886	—	41,886
Marketable securities:
U.S. government and agency securities	—	106,672	—	106,672
Certificates of deposit	—	7,354	—	7,354
Corporate bonds	—	232,758	—	232,758
Total marketable securities	—	346,784	—	346,784
Total cash equivalents and marketable securities	$—	$388,670	$—	$388,670

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2022
Cash equivalents:
Money market mutual funds	$—	$58,611	$—	$58,611
Corporate bonds	—	993	—	993
Total cash equivalents	—	59,604	—	59,604
Marketable securities:
U.S. government and agency securities	—	130,993	—	130,993
Certificates of deposit	—	7,308	—	7,308
Corporate bonds	—	329,949	—	329,949
Total marketable securities	—	468,250	—	468,250
Total cash equivalents and marketable securities	$—	$527,854	$—	$527,854

Management estimates that the carrying values of its current accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Accounts receivable which contain non-current portions and certain non-current payables reported as other liabilities are recorded at their present values using a discount rate that is based on prevailing market rates on the date the amounts were initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be materially different from those that would be used as of June 30, 2023 to determine the present value of these instruments. Accordingly, management estimates that the carrying values of its non-current accounts receivable and other liabilities approximate the fair value of those instruments. Management estimates that the carrying value of the liability related to the sale of future royalties approximates fair value. As discussed in Note 6, the carrying value of the liability related to the sale of future royalties is based on the Company’s estimate of future royalties expected to be paid by the Company over the life of the arrangement, which are considered Level 3 inputs.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Laboratory and manufacturing equipment	$74,307	$71,801
Computer equipment and software	5,710	4,910
Furniture and fixtures	7,030	6,965
Leasehold improvements	101,633	99,397
Total property and equipment	188,680	183,073
Accumulated depreciation and amortization	(50,000)	(41,388)
Property and equipment, net	$138,680	$141,685

6. Liability Related to Sale of Future Royalties

In December 2020, the Company entered into a royalty purchase agreement (the Royalty Purchase Agreement) with entities managed by Healthcare Royalty Management, LLC (collectively, HCR). Under the Royalty Purchase Agreement, HCR purchased the Company’s rights to a capped amount of Zolgensma royalty payments under the Company’s license agreement (the Novartis License) with Novartis Gene Therapies, Inc. (formerly AveXis, Inc.) (Novartis Gene Therapies), including $4.0 million of royalty payments received by the Company in the fourth quarter of 2020 (the Pledged Royalties). In consideration for these rights, HCR paid the Company $200.0 million (the Purchase Price), less $4.0 million representing the payment of the Pledged Royalties to HCR. Beginning upon the effective date of the Royalty Purchase Agreement, Zolgensma royalty payments, up to a specified threshold, shall be paid to HCR, net of upstream royalties payable by the Company to certain licensors in accordance with existing license agreements.

Pursuant to the Royalty Purchase Agreement, the total amount of royalty payments to be received by HCR is subject to an increasing cap (the Cap Amount) equal to (i) $260.0 million applicable for the period from the effective date of the Royalty Purchase Agreement through November 7, 2024, and (ii) $300.0 million applicable for the period from November 8, 2024 through the effective date of termination of the Novartis License. If, on or prior to the defined dates for each Cap Amount, the total amount of royalty payments received by HCR equals or exceeds the Cap Amount applicable to such date, the Royalty Purchase Agreement will automatically terminate and all rights to the Zolgensma royalty payments will revert back to the Company. The Company has no obligation to repay any amounts to HCR if total future Zolgensma royalty payments are not sufficient to achieve the applicable Cap Amount prior to the termination of the Novartis License.

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

The Company estimates the effective interest rate used to record interest expense under the Royalty Purchase Agreement based on its estimate of future royalty payments to be received by HCR. As of June 30, 2023, the estimated effective interest rate under the Royalty Purchase Agreement was 3.1%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments received by HCR and changes in the Company’s forecasted royalties. At each reporting date, the Company reassesses its estimate of total future royalty payments to be received by HCR at the applicable Cap Amount, and prospectively adjusts the effective interest rate and amortization of the liability, as necessary.

The following table presents the changes in the liability related to the sale of future royalties under the Royalty Purchase Agreement with HCR (in thousands):

Liability Related to
Sale of Future Royalties
Balance at December 31, 2022	$137,606
Zolgensma royalties paid to HCR	(24,694)
Interest expense recognized	3,428
Balance at June 30, 2023	116,340
Current portion of liability related to sale of future royalties	(48,963)
Non-current portion of liability related to sale of future royalties	$67,377

7. Commitments and Contingencies

The Trustees of the University of Pennsylvania

In February 2009, the Company entered into a license agreement, which has been amended from time to time (as amended, the Penn License), with The Trustees of the University of Pennsylvania (together with the University of Pennsylvania, Penn) for exclusive, worldwide rights to certain patents owned by Penn underlying the Company’s NAV Technology Platform, as well as exclusive rights to certain data, results and other information. In March 2022, the Company and Penn entered into a letter agreement (the Penn Letter Agreement) pursuant to which the Company will pay to Penn a total of $20.0 million, consisting of (i) $8.0 million paid in April 2022 to satisfy payment of any sublicense fees due or owed in the future under the Penn License as a result of the Company’s collaboration and license agreement with AbbVie Global Enterprises Ltd., and (ii) $12.0 million to satisfy any other past or future obligations of the Company to pay sublicense fees under the Penn License, which is payable in four equal annual installments of $3.0 million beginning in March 2023. The Penn Letter Agreement amended the Penn License to remove the Company’s obligations to pay sublicense fees under the license agreement. The Company remains obligated to pay Penn royalties on net sales of licensed products, milestone fees and reimbursement of certain patent maintenance costs in accordance with the Penn License.

The Company recognized a charge of $9.2 million as cost of revenues upon the execution of Penn Letter Agreement in March 2022, which consisted of $17.3 million representing the present value of the $20.0 million payable under the Penn Letter Agreement, less $8.1 million in sublicense fees previously recognized as expense by the Company in prior periods and accrued as liabilities prior to the effectiveness of the Penn Letter Agreement. The present value discount is accreted as interest expense over the contractual payment period using the effective interest method. In addition to other amounts payable under the Penn License, as of June 30, 2023, the Company had recorded a total of $7.6 million payable under the Penn Letter Agreement, net of present value discount, of which $2.3 million was included in accrued expenses and other current liabilities and $5.3 million was included in other liabilities on the consolidated balance sheet.

8. License and Collaboration Agreements

License and Royalty Revenue

As of June 30, 2023, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in one commercially available product, Zolgensma, and in the development of a number of other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development of certain product candidates. Consideration to the Company under its license agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products and (v) other consideration payable upon optional goods and services purchased by licensees. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

License and royalty revenue consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Zolgensma royalties	$18,965	$28,386	$35,091	$49,925
Other license and royalty revenue	1,012	4,263	4,024	4,942
Total license and royalty revenue	$19,977	$32,649	$39,115	$54,867

Outstanding development milestone payments are evaluated each reporting period and are only included in the transaction price of each license and recognized as license revenue to the extent the milestones are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of June 30, 2023, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $1.55 billion, including (i) $533.8 million upon the commencement of various stages of clinical trials, (ii) $17.0 million upon the submission of regulatory approval filings, (iii) $123.0 million upon the approval of commercial products by regulatory agencies and (iv) $875.0 million upon the achievement of specified sales targets for licensed products, including milestones payable upon the first commercial sales of licensed products. To the extent the milestone payments are realized by the Company, the Company will be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of these milestones is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

Changes in Accounts Receivable, Contract Assets and Deferred Revenue

The following table presents the balances of the Company’s net accounts receivable, contract assets and deferred revenue, as well as other information regarding revenue recognized during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Accounts receivable, net, current and non-current:
Beginning of period	$20,161	$29,106	$29,586	$34,701
End of period	$22,523	$39,534	$22,523	$39,534

Contract assets:
Beginning of period	$2,000	$1,126	$—	$1,074
End of period	$2,000	$—	$2,000	$—

Deferred revenue, current and non-current:
Beginning of period	$1,311	$3,333	$1,829	$3,333
End of period	$448	$6,636	$448	$6,636

Revenue recognized during the period from:
Amounts included in deferred revenue at beginning of period	$891	$—	$1,409	$—
Performance obligations satisfied in previous periods	$18,907	$28,420	$37,040	$49,961

Contract assets as of June 30, 2023 are included in other current assets on the consolidated balance sheet. The Company did not record any contract assets as of December 31, 2022.

As of June 30, 2023, the Company had recorded deferred revenue of $0.4 million which represents consideration received or unconditionally due from licensees for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations as of June 30, 2023 consisted of research and development services to be performed by the Company related to licensed products, which will be satisfied as the research and development services are performed. As of June 30, 2023, the aggregate transaction price of the Company’s license agreements allocated to performance obligations not yet satisfied, or partially satisfied, was $1.7 million, which is expected to be satisfied over a period of approximately two to three years.

Revenue recognized from performance obligations satisfied in previous periods, as presented in the table above, was primarily attributable to Zolgensma royalties and changes in the transaction prices of the Company’s license agreements. Changes in transaction prices were primarily attributable to development milestones achieved or deemed probable of achievement during the periods which were previously not considered probable of achievement, resulting in a cumulative catch-up adjustment to revenue. Revenue recognized during the six months ended June 30, 2023 resulting from performance obligations satisfied in previous periods included $2.0 million in cumulative catch-up adjustments for changes in the probability of achievement of development milestones. There were no cumulative catch-up adjustments to revenue for changes in the probability of achievement of development milestones during the three months ended June 30, 2023 or during the three and six months ended June 30, 2022.

Accounts Receivable, Contract Assets and the Allowance for Credit Losses

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Current accounts receivable:
Billed to customers	$393	$280
Unbilled Zolgensma royalties	20,303	27,027
Other unbilled	684	775
Allowance for credit losses	—	—
Current accounts receivable, net	21,380	28,082
Non-current accounts receivable:
Due from Abeona, net of present value discount	4,364	4,152
Other unbilled	1,143	1,504
Allowance for credit losses	(4,364)	(4,152)
Non-current accounts receivable, net	1,143	1,504
Total accounts receivable, net	$22,523	$29,586

The following table presents the changes in the allowance for credit losses related to accounts receivable and contract assets for the six months ended June 30, 2023 (in thousands):

	Allowance for Credit Losses
	Accounts Receivable	Contract Assets
Balance at December 31, 2022	$4,152	$—
Changes in present value discount of receivables	212	—
Balance at June 30, 2023	$4,364	$—

The Company’s allowance for credit losses as of June 30, 2023 and December 31, 2022 was related solely to accounts receivable from Abeona Therapeutics Inc. (Abeona). Please refer to the section below, "Settlement Agreement with Abeona Therapeutics", for further information regarding amounts due from Abeona and the associated allowance for credit losses. The Company did not record a provision for credit losses for the three and six months ended June 30, 2023 and 2022.

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

The Company recognized the following amounts under the Novartis License (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Zolgensma royalties	$18,965	$28,386	$35,091	$49,925
Other license revenue	—	31	—	31
Total license and royalty revenue	$18,965	$28,417	$35,091	$49,956

Interest income from licensing	$7	$71	$15	$76

As of June 30, 2023 and December 31, 2022, the Company had recorded total accounts receivable of $20.5 million and $27.3 million, respectively, from Novartis Gene Therapies under the Novartis License, which consisted primarily of Zolgensma royalties receivable. The Zolgensma royalties receivable recorded as of June 30, 2023 included $10.8 million expected to be paid to HCR in accordance with the Royalty Purchase Agreement discussed in Note 6. The Company recognizes royalty revenue from net sales of Zolgensma in the period in which the underlying products are sold by Novartis Gene Therapies, which in certain cases may require the Company to estimate royalty revenue for periods of net sales which have not yet been reported to the Company. Estimated royalties are reconciled to actual amounts reported in subsequent periods, and any differences are recognized as an adjustment to royalty revenue in the period the royalties are reported.

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

As of June 30, 2023 and December 31, 2022, the Company had recorded gross, non-current accounts receivable of $4.4 million and $4.2 million, respectively, from Abeona under the Settlement Agreement. The gross accounts receivable of $4.4 million as of June 30, 2023 consisted of the $5.0 million payment due by November 2024, net of discount to present value. While the Company anticipates taking appropriate measures to enforce the full collection of all amounts due from Abeona under the Settlement Agreement, the Company assessed the collectability of the accounts receivable from Abeona as it relates to credit risk. In performing this assessment, the Company evaluated Abeona’s credit profile and financial condition, as well its expectations regarding Abeona’s future cash flows and ability to satisfy the contractual obligations of the Settlement Agreement. As a result of its analysis, the Company recorded an allowance for credit losses of $4.4 million and $4.2 million as of June 30, 2023 and December 31, 2022, respectively, related to the non-current accounts receivable due from Abeona. No provision for credit losses was recorded for the three and six months ended June 30, 2023 and 2022 related to the receivable from Abeona. The present value discount of the non-current accounts receivable from Abeona is accreted as interest income from licensing through the contractual due date using the effective interest method. The Company has elected to record increases in the allowance for credit losses associated with the accretion of the present value discount of the receivable as a reduction of the associated interest income, resulting in no interest income recognized during the periods related to the accretion of the present value discount on the non-current receivable from Abeona.

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

Pursuant to the AbbVie Collaboration Agreement, the Company granted AbbVie a co-exclusive license to develop and commercialize ABBV-RGX-314 in the United States and an exclusive license to develop and commercialize ABBV-RGX-314 outside the United States. The Company and AbbVie will collaborate to develop ABBV-RGX-314 in the United States, and AbbVie will be responsible for the development of ABBV-RGX-314 in specified markets outside the United States. Through December 31, 2022, the Company was responsible for the development expenses related to certain ongoing clinical trials of ABBV-RGX-314 and the parties shared the additional development expenses related to ABBV-RGX-314. Beginning on January 1, 2023, AbbVie became responsible for the majority of all ABBV-RGX-314 development expenses.

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

The Company applied the requirements of ASC 606, Revenue from Contracts with Customers (Topic 606) to the AbbVie Collaboration Agreement for the units of account in which AbbVie was deemed to be a customer. The Company determined that there is only one material performance obligation under the agreement for the delivery of the intellectual property license to develop and commercialize ABBV-RGX-314 globally. The intellectual property licensed to AbbVie includes the rights to certain patents, data, know-how and other rights developed and owned by the Company, as well as other intellectual property rights exclusively licensed by the Company from various third parties. As of June 30, 2023 and December 31, 2022, the transaction price of the AbbVie Collaboration Agreement was $370.0 million, which consisted solely of the up-front payment received from AbbVie in November 2021. The $370.0 million transaction price was fully recognized as revenue upon the delivery of the license to AbbVie in November 2021. Variable consideration under the AbbVie Collaboration Agreement, which has been excluded from the transaction price, includes $562.5 million in payments for development milestones that have not yet been achieved and were not considered probable of achievement. Additionally, the transaction price excludes sales-based milestone payments of $820.0 million and royalties on net sales of ABBV-RGX-314 outside the United States. Development milestones will be added to the transaction price and recognized as revenue upon achievement, or if deemed probable of achievement. In accordance with the sale- or usage-based royalty exception under Topic 606, royalties on net sales and sales-based milestones will be recognized as revenue in the period the underlying sales occur or milestones are achieved. There were no changes in the transaction price of the AbbVie Collaboration Agreement, and no revenue was recognized, during the three and six months ended June 30, 2023 and 2022.

The Company applied the requirements of ASC 808, Collaborative Arrangements (Topic 808) to the AbbVie Collaboration Agreement for the units of account which were deemed to be a collaborative arrangement. Both the Company and AbbVie will perform various activities related to the development, manufacturing and commercialization of ABBV-RGX-314 in the United States. Development costs are shared between the parties in accordance with the terms of the AbbVie Collaboration Agreement, and the parties will share equally in the net profits and losses derived from sales of ABBV-RGX-314 in the United States. The Company accounts for payments to and from AbbVie for the sharing of development and commercialization costs in accordance with its accounting policy for collaborative arrangements. Amounts owed to AbbVie for the Company’s share of development costs or commercialization costs incurred by AbbVie are recorded as research and development expense or general and administrative expense, respectively, in the period the costs are incurred. Amounts owed to the Company for AbbVie’s share of development costs or commercialization costs incurred by the Company are recorded as a reduction of research and development expense or general and administrative expense, respectively, in the period the costs are incurred. At the end of each reporting period, the Company records a net amount due to or from AbbVie as a result of the cost-sharing arrangement. As of June 30, 2023 and December 31, 2022, the Company had recorded $18.0 million and $6.2 million, respectively, due from AbbVie for net reimbursement of costs incurred for activities performed under AbbVie Collaboration Agreement, which was included in other current assets on the consolidated balance sheets.

The Company recognized the following amounts under the AbbVie Collaboration Agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cost reimbursement to (from) AbbVie included in:
Research and development expense	$(18,218)	$(5,212)	$(36,692)	$(8,094)
General and administrative expense	251	296	392	204
Total net cost reimbursement to (from) AbbVie	$(17,967)	$(4,916)	$(36,300)	$(7,890)

9. Stock-based Compensation

Effective January 2023, an additional 1,731,940 shares were authorized for issuance under the 2015 Equity Incentive Plan (the 2015 Plan). As of June 30, 2023, the total number of shares of common stock authorized for issuance under the 2015 Plan and the 2014 Stock Plan (the 2014 Plan) was 17,357,140, of which 2,187,920 remained available for future grants under the 2015 Plan.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$7,416	$8,825	$15,594	$18,092
Restricted stock units	2,852	1,258	5,632	2,511
Employee stock purchase plan	236	252	484	532
	$10,504	$10,335	$21,710	$21,135

As of June 30, 2023, the Company had $83.4 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.6 years.

The Company recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$5,470	$5,405	$11,540	$11,075
General and administrative	5,034	4,930	10,170	10,060
	$10,504	$10,335	$21,710	$21,135

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2022	7,668	$34.43	6.5	$15,783
Granted	1,661	$21.99
Exercised	(165)	$7.40
Cancelled or forfeited	(259)	$36.73
Outstanding at June 30, 2023	8,905	$32.54	6.7	$9,867
Exercisable at June 30, 2023	5,781	$34.41	5.5	$9,798
Vested and expected to vest at June 30, 2023	8,905	$32.54	6.7	$9,867

(a) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2023 was $13.72. During the six months ended June 30, 2023, the total number of stock options exercised was 164,950, resulting in total proceeds of $1.2 million. The total intrinsic value of options exercised during the six months ended June 30, 2023 was $2.0 million.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2022	613	$35.41
Granted	1,005	$22.14
Vested	(146)	$36.31
Forfeited	(48)	$27.37
Unvested balance at June 30, 2023	1,424	$26.22

The total intrinsic value of restricted stock units vested during the six months ended June 30, 2023 was $3.2 million.

Employee Stock Purchase Plan

As of June 30, 2023, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 1,426,994, of which 1,091,529 remained available for future issuance. During the six months ended June 30, 2023, 30,223 shares of common stock were issued under the 2015 ESPP.

10. Income Taxes

The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets as of June 30, 2023 and December 31, 2022. Based on the Company’s history of operating losses, and other relevant facts and circumstances, the Company concluded that it was more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its net deferred tax assets as of June 30, 2023 and December 31, 2022.

11. Related Party Transactions

FOXKISER LLP

From 2016 until June 2022, the Company was a party to professional services agreements with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of a member of the Company’s Board of Directors, pursuant to which the Company paid a fixed monthly fee in consideration for certain strategic services provided by FOXKISER. The agreement with FOXKISER was terminated effective June 2022. Expenses incurred under the agreement with FOXKISER were $1.2 million and $2.4 million for the three and six months ended June 30, 2022, respectively, and were recorded as research and development expenses in the consolidated statements of operations and comprehensive loss. The Company did not record any expenses under the agreement with FOXKISER during the three and six months ended June 30, 2023.

12. Net Loss Per Share

Since the Company incurred net losses for the three and six months ended June 30, 2023 and 2022, common stock equivalents were excluded from the calculation of diluted net loss per share for such periods as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were the same for such periods. The following potentially dilutive common stock equivalents outstanding at the end of the period were excluded from the computations of weighted-average diluted common shares for the periods indicated as their effects would be anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2023	2022
Stock options issued and outstanding	8,905	7,966
Unvested restricted stock units outstanding	1,424	492
Employee stock purchase plan	73	53
	10,402	8,511

13. Supplemental Disclosures

Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Net cost reimbursement due from collaborators	$18,035	$6,294
License revenue contract assets	2,000	—
Accrued interest on investments	1,600	2,210
Other	600	848
	$22,235	$9,352

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued external research and development expenses	$18,433	$9,216
Accrued personnel costs	13,827	18,071
Accrued sublicense fees and royalties	12,032	15,768
Accrued external general and administrative expenses	4,799	2,187
Accrued purchases of property and equipment	543	806
Other accrued expenses and current liabilities	883	746
	$50,517	$46,794

Supplemental Disclosures of Non-cash Investing and Financing Activities

Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities were $0.8 million as of June 30, 2023, a net decrease of $1.8 million from December 31, 2022, and $2.4 million as of June 30, 2022, a net decrease of $7.7 million from December 31, 2021.

Proceeds due to the Company for sales of non-marketable equity securities included in other current assets as of June 30, 2022 were $0.6 million. No such amounts were recorded as of June 30, 2023.

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

Overview of Product Candidates

We have developed a broad pipeline of gene therapy programs using our proprietary adeno-associated virus (AAV) gene therapy delivery platform (NAV Technology Platform) to address genetic diseases. Our programs and product candidates are described below:

•
ABBV-RGX-314: We are developing ABBV-RGX-314 in collaboration with AbbVie as a potential one-time treatment for wet AMD, diabetic retinopathy (DR) and other additional chronic retinal conditions which cause total or partial vision loss. ABBV-RGX-314 is currently being evaluated in nine ongoing clinical trials in the United States and Canada. Such ongoing clinical trials include two pivotal trials, one Phase II bridging study, one Long-term Follow-up study, and a Fellow Eye Treatment study in patients with wet AMD, all utilizing subretinal delivery, as well as two Phase II clinical trials in patients with wet AMD and DR are also ongoing along with two corresponding Long-term Follow-up studies, all utilizing in-office suprachoroidal delivery. ABBV-RGX-314 uses the NAV® AAV8 vector to deliver a gene encoding a therapeutic antibody fragment to inhibit vascular endothelial growth factor (VEGF). We have licensed certain exclusive rights to the SCS Microinjector® from Clearside Biomedical, Inc. (Clearside) to deliver gene therapy treatments to the suprachoroidal space of the eye.

Enrollment is ongoing in the ATMOSPHERE® and ASCENT™ pivotal trials as well as the Fellow Eye treatment study for the treatment of patients with wet AMD using subretinal delivery. Material from our NAVXpress™ platform process has been incorporated in the pivotal trials and is expected to be produced by us for future commercialization of ABBV-RGX-314. These trials are expected to support global regulatory submissions with the U.S. Food and Drug Agency (FDA) and the European Medicines Agency (EMA) in late 2025 through the first half of 2026.

Our study evaluating the pharmacodynamics, safety and efficacy of ABBV-RGX-314 in patients with wet AMD using the subretinal delivery approach in a Phase II bridging study using cGMP material produced by our NAVXpress platform process is now fully enrolled. This Phase II pharmacodynamic study is designed to evaluate the same dose levels being used in the two pivotal trials. In July 2023, updated interim data was presented at the American Society of Retina Specialists annual meeting, demonstrating that ABBV-RGX-314 manufactured using our NAVXpress platform process was well tolerated at both dose levels, initial data in the low dose cohort through 6 months exhibited expected protein levels along with stable to improved best corrected visual acuity and central retinal thickness, as well as meaningful reductions in anti-VEGF burden, with most subjects (11/15, 73%) remaining injection-free.

The AAVIATE® trial, is a multi-center, open label, randomized, controlled, dose-escalation Phase II trial to evaluate the efficacy, safety and tolerability of suprachoroidal delivery of ABBV-RGX-314 for the treatment of wet AMD. The ALTITUDE® trial, is a multi-center, open label, randomized, controlled, dose-escalation Phase II trial to evaluate the efficacy, safety and tolerability of ABBV-RGX-314 for the treatment of DR. In July 2023, we presented interim data from the AAVIATE and ALTITUDE trials demonstrating that ABBV-RGX-314 suprachoroidal delivery administered to patients in cohorts at dose level 3 (1.0x1012 genome copies per eye) with short-course (seven-week) prophylactic topical steroid eye drops (N=39) resulted in zero reported cases of intraocular inflammation. Time of post-administration follow up ranged from six weeks to six months. We expect to report additional interim data from the ALTITUDE trial at the American Academy of Ophthalmology meeting (November 3-6, 2023). We expect to report additional interim data from the AAVIATE trial, including full six-month results from Cohorts 5 and 6, at the Hawaiian Eye and Retina meeting (January 13-19, 2024).

•
RGX-202: We are developing RGX-202 as an investigational one-time AAV therapeutic for the treatment of Duchenne muscular dystrophy (Duchenne), using the NAV AAV8 vector to deliver a transgene for a novel microdystrophin that includes the functional elements of the C-Terminal (CT) domain as well as a muscle-specific promoter to support a targeted therapy for improved resistance to muscle damage associated with Duchenne.

AFFINITY DUCHENNE™, is a multicenter, open-label dose evaluation and dose expansion clinical trial to evaluate the safety, tolerability and clinical efficacy of a one-time intravenous (IV) dose of RGX-202 in patients with Duchenne. In July 2023, we reported that two patients have received doses of RGX-202 and that RGX-202 is reported to be well-tolerated in the patients dosed, aged 4 and 10 years, with no reported drug-related serious adverse events. Time of post-administration follow up was 45 days and more than three months. The trial continues to recruit patients (aged 4 to 11 years). The trial is using commercial-scale cGMP manufactured using our NAVXpress platform process. We expect to report additional interim data of the AFFINITY DUCHENNE trial, including longer-term safety and microdystrophin protein expression levels in muscle at three months at the World Muscle Society Congress (October 3-7, 2023).

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

CAMPSIITETM, is a Phase I/II/III multi-center, open-label trial to evaluate the efficacy, safety, tolerability and pharmacodynamics of RGX-121 in patients with MPS II aged 4 months up to 5 years old. We have completed enrollment of 10 MPS II patients to support a Biologics License Application filing in 2024 using the accelerated approval pathway.

In May 2023, we announced that the FDA granted regenerative medicine advanced therapy (RMAT) designation for RGX-121. RMAT designation is designed to expedite the drug development and review processes for promising new treatments, including gene therapies, and recognizes that the preliminary clinical evidence from RGX-121 indicates its potential to address unmet medical needs for MPS II.

•
RGX-111: We are developing RGX-111 as an investigational one-time AAV therapeutic for the treatment of Mucopolysaccharidosis Type I (MPS I) also known as Hurler syndrome, a rare disease caused by a deficiency of α-l-iduronidase (IDUA), an enzyme required for the breakdown of structures that dispose of waste products inside cells.

The Phase I/II clinical trial in patients with MPS I to evaluate the safety, tolerability and pharmacodynamics of RGX-111, as well as the effects of RGX-111 on biomarkers of IDUA activity, neurocognitive development and other outcome measures is fully enrolled with follow-up ongoing. We expect to complete analytical characterization of recently manufactured commercial-scale cGMP material and share additional updates on program plans by the end of 2023.

•
RGX-181: We are developing RGX-181 for the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease, a form of Batten disease, caused by mutations in the tripeptidyl peptidase 1 gene.

Physician investigators in Brazil continue with follow up for the first child with CLN2 disease dosed with RGX-181 under a single-patient investigator-initiated study. We expect investigators to report initial interim data from the single-patient investigator-initiated study, including 6-month results, at the Society for the Study of Inborn Errors of Metabolism Annual Symposium meeting being held August 29 to September 1, 2023.

•
RGX-381: We are evaluating the safety and tolerability, as well as the effect on retinal anatomic and functional outcomes, of the subretinal delivery of RGX-381 for the treatment of ocular manifestations of CLN2 disease. In August 2023, we announced dosing of the first patient in the Phase I/II trial of RGX-381. Initial data from this trial is expected to be shared in 2024.
•
Exon-Skipping Therapy for Duchenne Muscular Dystrophy: In July 2023, we announced the development of a potential one-time gene therapy for Duchenne, which is based on a novel exon-skipping construct, targeting exon 53 of the DMD gene. We have data demonstrating that AAV-mediated exon skipping by the expression of antisense ribonucleic acid sequences has the potential to restore high and sustained levels of near full-length dystrophin in Duchenne patients with relevant mutations in the DMD gene. We are initiating Investigational New Drug (IND) application-enabling studies and expect to submit an IND to the FDA in the first half of 2025.

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of June 30, 2023, our NAV Technology Platform was being applied in one commercialized product, Zolgensma®, and the preclinical and clinical development of a number of other licensed products. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform and creating potential additional revenue.

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

We expect to continue to incur significant research and development expenses for the foreseeable future as we continue the development of our product candidates and engage in early research and development for prospective product candidates and new technologies. The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct Expenses
ABBV-RGX-314	$5,333	$14,604	$10,369	$22,131
RGX-202	1,568	1,214	6,145	3,707
RGX-121 and RGX-111	7,531	2,799	10,605	6,048
Other product candidates	1,173	779	1,565	1,322
Total direct expenses	15,605	19,396	28,684	33,208
Unallocated Expenses
Platform and new technologies	11,556	13,026	22,905	26,068
Personnel-related	23,943	22,221	49,417	45,592
Facilities and depreciation expense	7,273	5,088	14,350	9,618
Other unallocated	1,509	1,277	3,046	2,149
Total unallocated expenses	44,281	41,612	89,718	83,427
Total research and development	$59,886	$61,008	$118,402	$116,635

Direct expenses related to the development of ABBV-RGX-314 include $18.2 million and $36.7 million for the three and six months ended June 30, 2023, respectively, and $5.2 million and $8.1 million for the three and six months ended June 30, 2022, respectively, in net cost reimbursement from AbbVie under our eye care collaboration which were recorded as a reduction of research and development expenses during the periods. Net cost reimbursement from AbbVie includes reimbursement of personnel and overhead costs attributable to the development of ABBV-RGX-314, the underlying costs of which are reported as unallocated expenses in the table above. We typically utilize our employee and infrastructure resources across our development programs. In general, we do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs. Platform and new technologies include direct costs not identifiable with a specific lead product candidate, including costs associated with our research and development platform used across programs, process development, manufacturing analytics and early research and development for prospective product candidates and new technologies.

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

Results of Operations

Our consolidated results of operations were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Revenues
License and royalty revenue	$19,977	$32,649	$(12,672)	$39,115	$54,867	$(15,752)
Total revenues	19,977	32,649	(12,672)	39,115	54,867	(15,752)
Operating Expenses
Cost of revenues	9,475	12,951	(3,476)	13,587	28,668	(15,081)
Research and development	59,886	61,008	(1,122)	118,402	116,635	1,767
General and administrative	23,698	20,832	2,866	46,332	43,150	3,182
Other operating expenses	26	391	(365)	59	474	(415)
Total operating expenses	93,085	95,182	(2,097)	178,380	188,927	(10,547)
Loss from operations	(73,108)	(62,533)	(10,575)	(139,265)	(134,060)	(5,205)
Other Income (Expense)
Interest income from licensing	40	153	(113)	110	247	(137)
Investment income	2,127	1,061	1,066	4,293	1,860	2,433
Interest expense	(1,120)	(6,860)	5,740	(3,875)	(12,990)	9,115
Total other income (expense)	1,047	(5,646)	6,693	528	(10,883)	11,411
Loss before income taxes	(72,061)	(68,179)	(3,882)	(138,737)	(144,943)	6,206
Income Tax Benefit	—	—	—	—	41	(41)
Net loss	$(72,061)	$(68,179)	$(3,882)	$(138,737)	$(144,902)	$6,165

Comparison of the Three Months Ended June 30, 2023 and 2022

License and Royalty Revenue. License and royalty revenue decreased by $12.7 million, from $32.6 million for the three months ended June 30, 2022 to $20.0 million for the three months ended June 30, 2023. The decrease was primarily attributable to Zolgensma royalty revenues, which decreased by $9.4 million, from $28.4 million for the second quarter of 2022 to $19.0 million for the second quarter of 2023. As reported by Novartis, sales of Zolgensma for the second quarter of 2023 decreased by 18% (USD) as compared to the second quarter of 2022, primarily declining in the United States as a result of fewer prevalent patients, and in Europe mainly due to price mix and other one-time events in the second quarter of 2022. Per Novartis, the number of patients treated globally remained relatively stable.

Research and Development Expense. Research and development expenses decreased by $1.1 million, from $61.0 million for the three months ended June 30, 2022 to $59.9 million for the three months ended June 30, 2023. The decrease was primarily attributable to the following:

•
a decrease of $2.0 million in manufacturing expenses and other costs of clinical supply for our lead product candidates, largely driven by a decrease in expenses for ABBV-RGX-314 clinical supply;
•
a decrease of $1.7 million in costs associated with clinical trial and regulatory activities, largely driven by a decrease in clinical trial expenses for ABBV-RGX-314 as a result of an increase in net development cost reimbursement from AbbVie, and partially offset by an increase in clinical trial expenses for our other lead product candidates; and
•
a decrease of $1.2 million in costs associated with preclinical activities and other early stage research and development.

The decrease in research and development expenses was partially offset by the following:

•
an increase of $1.9 million in costs for laboratories and facilities used by research and development personnel, including a $1.8 million increase in depreciation expense allocated to research and development functions, largely driven by the activation of our cGMP facility in mid-2022; and
•
an increase of $1.7 million in personnel-related costs as a result of increased headcount of research and development personnel, including a $0.1 million increase in stock-based compensation expense, largely driven by the commencement of in-house manufacturing of clinical supply in mid-2022.

The decrease in research and development expenses for ABBV-RGX-314 was largely driven by a shift in the development cost sharing arrangement under our collaboration with AbbVie. In accordance with the AbbVie Collaboration Agreement, through December 31, 2022, we were responsible for development expenses related to certain ongoing clinical trials of ABBV-RGX-314 and the remaining ABBV-RGX-314 development expenses were shared with AbbVie. Beginning in 2023, AbbVie became responsible for the majority of all ABBV-RGX-314 development expenses.

General and Administrative Expense. General and administrative expenses increased by $2.9 million, from $20.8 million for the three months ended June 30, 2022 to $23.7 million for the three months ended June 30, 2023. The increase was primarily attributable to expenses for professional services, including legal and other corporate advisory services, and other corporate overhead costs.

Interest Expense. Interest expense decreased by $5.7 million, from $6.9 million for the three months ended June 30, 2022 to $1.1 million for the three months ended June 30, 2023. The decrease was primarily attributable to a lower balance in our liability related to the sale of future royalties resulting from Zolgensma royalties paid to HCR, as well as changes in the effective interest rate of the liability resulting from changes in the estimated royalties forecasted to be paid to HCR over the life of the royalty purchase agreement.

Comparison of the Six Months Ended June 30, 2023 and 2022

License and Royalty Revenue. License and royalty revenue decreased by $15.8 million, from $54.9 million for the six months ended June 30, 2022 to $39.1 million for the six months ended June 30, 2023. The decrease was primarily attributable to Zolgensma royalty revenues, which decreased by $14.8 million, from $49.9 million for the first half of 2022 to $35.1 million for the first half of 2023. As reported by Novartis, sales of Zolgensma for the first half of 2023 decreased by 16% (USD) as compared to the first half of 2022, primarily declining in the United States as a result of fewer prevalent patients, and in Europe mainly due to price mix and other one-time events. Per Novartis, the number of patients treated globally remained relatively stable.

Cost of Revenues. Cost of revenues decreased by $15.1 million, from $28.7 million for the six months ended June 30, 2022 to $13.6 million for the six months ended June 30, 2023. The decrease was primarily attributable to a non-recurring charge of $9.2 million recognized in the first quarter of 2022 related to the amendment of our license agreement with The Trustees of the University of Pennsylvania (Penn) to buy out our obligation to pay sublicense fees to Penn under the license agreement. The remaining decrease in cost of revenues in the first half of 2023 was primarily attributable to a reduction in upstream royalties payable to licensors on net sales of Zolgensma during the period.

Research and Development Expense. Research and development expenses increased by $1.8 million, from $116.6 million for the six months ended June 30, 2022 to $118.4 million for the six months ended June 30, 2023. The increase was primarily attributable to the following:

•
an increase of $5.6 million in costs for laboratories and facilities used by research and development personnel, including a $3.4 million increase in depreciation expense allocated to research and development functions, largely driven by the activation of our cGMP facility in mid-2022; and
•
an increase of $3.8 million in personnel-related costs as a result of increased headcount of research and development personnel, including a $0.5 million increase in stock-based compensation expense, largely driven by the commencement of in-house manufacturing of clinical supply in mid-2022.

The increase in research and development expenses was partially offset by the following:

•
a decrease of $4.8 million in costs associated with clinical trial and regulatory activities, largely driven by a decrease in clinical trial expenses for ABBV-RGX-314 as a result of an increase in net development cost reimbursement from AbbVie, and partially offset by an increase in clinical trial expenses for our other lead product candidates;
•
a decrease of $2.2 million in costs associated with preclinical activities and other early stage research and development; and
•
a decrease of $1.2 million in manufacturing expenses and other costs of clinical supply for our lead product candidates, largely driven by a decrease in expenses for ABBV-RGX-314 clinical supply, and partially offset by an increase in clinical supply costs for our other lead product candidates.

The decrease in research and development expenses for ABBV-RGX-314 was largely driven by a shift in the development cost sharing arrangement under our collaboration with AbbVie. In accordance with the AbbVie Collaboration Agreement, through December 31, 2022, we were responsible for development expenses related to certain ongoing clinical trials of ABBV-RGX-314 and the remaining ABBV-RGX-314 development expenses were shared with AbbVie. Beginning in 2023, AbbVie became responsible for the majority of all ABBV-RGX-314 development expenses.

General and Administrative Expense. General and administrative expenses increased by $3.2 million, from $43.2 million for the six months ended June 30, 2022 to $46.3 million for the six months ended June 30, 2023. The increase was primarily attributable to expenses for professional services, including legal and other corporate advisory services, facilities costs and other corporate overhead costs.

Interest Expense. Interest expense decreased by $9.1 million, from $13.0 million for the six months ended June 30, 2022 to $3.9 million for the six months ended June 30, 2023. The decrease was primarily attributable to a lower balance in our liability related to the sale of future royalties resulting from Zolgensma royalties paid to HCR, as well as changes in the effective interest rate of the liability resulting from changes in the estimated royalties forecasted to be paid to HCR over the life of the royalty purchase agreement.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $415.4 million, which were primarily derived from the sale of our common stock, license and royalty revenue and the monetization of our Zolgensma royalty stream. We expect that our cash, cash equivalents and marketable securities as of June 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements, and are sufficient to meet our financial commitments and obligations, for at least the next 12 months from the date of this report, based on our current business plan.

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

Cash Flows

Our consolidated cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(128,240)	$(117,660)
Net cash provided by (used in) investing activities	118,312	(91,672)
Net cash used in financing activities	(18,199)	(14,503)
Net decrease in cash and cash equivalents and restricted cash	$(28,127)	$(223,835)

Cash Flows from Operating Activities

Our net cash used in operating activities for the six months ended June 30, 2023 increased by $10.6 million from the six months ended June 30, 2022. We expect to continue to incur regular net cash outflows from operations for the foreseeable future as we continue the development and advancement of our product candidates and other research programs.

For the six months ended June 30, 2023, our net cash used in operating activities of $128.2 million consisted of a net loss of $138.7 million and unfavorable changes in operating assets and liabilities of $19.5 million, offset by adjustments for non-cash items of $30.0 million. The changes in operating assets and liabilities include a net decrease in total accounts payable and accrued expenses and other current liabilities of $10.6 million, which was driven primarily by the timing of invoices from suppliers and associated payments made by the Company as of the end of the period, and an increase in total prepaid expenses and other current assets of $14.1 million driven primarily by an increase in amounts due from AbbVie for net cost reimbursement under our ABBV-RGX-314 collaboration. The unfavorable changes in operating assets and liabilities were partially offset by a decrease in accounts receivable of $7.1 million, which was driven primarily by a reduction in Zolgensma royalties receivable. Other changes in operating assets and liabilities occurred in the normal course of business as a result of changes in operating working capital. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $21.7 million and depreciation and amortization expense of $8.6 million.

For the six months ended June 30, 2022, our net cash used in operating activities of $117.7 million consisted of a net loss of $144.9 million and unfavorable changes in operating assets and liabilities of $2.8 million, offset by adjustments for non-cash items of $30.1 million. The changes in operating assets and liabilities include a net decrease in total accounts payable and accrued expenses and other current liabilities of $16.1 million, which was driven primarily by decreases in accrued personnel costs, accrued sublicense fees and royalties, and income taxes payable, and an increase in accounts receivable of $5.0 million driven primarily by license fees billed in the second quarter of 2022 which were receivable at the end of the period. The unfavorable changes in operating assets and liabilities were partially offset by an increase in other liabilities of $7.8 million, which was driven primarily by a long-term liability recorded during the period related to the amendment of our license agreement with Penn. Other changes in operating assets and liabilities occurred in the normal course of business as a result of changes in operating working capital. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $21.1 million and depreciation and amortization expense of $5.2 million.

Cash Flows from Investing Activities

For the six months ended June 30, 2023, our net cash provided by investing activities consisted of $175.5 million in maturities of marketable debt securities, offset by $49.8 million to purchase marketable debt securities and $7.4 million to purchase property and equipment.

For the six months ended June 30, 2022, our net cash used in investing activities consisted of $158.4 million to purchase marketable debt securities and $20.2 million to purchase property and equipment, offset by $86.9 million in maturities of marketable debt securities.

Cash Flows from Financing Activities

For the six months ended June 30, 2023, our net cash used in financing activities primarily consisted of $19.6 million of Zolgensma royalties paid, net of imputed interest, under our royalty purchase agreement with HCR, and was partially offset by $1.8 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

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

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $580.3 million as of June 30, 2023. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect to continue to incur capital expenditures associated with building out additional laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our exposure to market risk during the six months ended June 30, 2023.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On May 10, 2023, a Rule 10b5-1 trading arrangement adopted on May 10, 2022 by Stephen Pakola, M.D., our EVP, Chief Medical Officer, which was intended to satisfy the affirmative defense of Rule 10b5-1(c) (the "Rule 10b5-1 Plan"), expired pursuant to its terms. In the aggregate 3,138 shares of our common stock were sold under the Rule 10b5-1 Plan prior to its expiration.

Other than as described above, during the three months ended June 30, 2023, none of our directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC's Regulation S-K).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets

(ii) Consolidated Statements of Operations and Comprehensive Loss

(iii) Consolidated Statements of Stockholders’ Equity

(iv) Consolidated Statements of Cash Flows

(v) Notes to Consolidated Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 formatted in Inline XBRL (included in Exhibit 101)

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

REGENXBIO Inc.

Dated: August 2, 2023	/s/ Kenneth T. Mills
Kenneth T. Mills
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 2, 2023	/s/ Vittal Vasista
Vittal Vasista
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)