Form 10-K
period 2023-12-31
REGENXBIO Inc.
filed 2024-02-27
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 30, 2023, the last business day of the registrant’s most recently completed second quarter, was $805,083,157.

As of February 22, 2024, there were 44,427,555 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement with respect to the registrant’s 2024 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

REGENXBIO INC.

Form 10-K

For the Year Ended December 31, 2023

PART I

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements express a belief, expectation or intention and are generally accompanied by words that convey projected future events or outcomes such as “anticipate,” “assume,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “position,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or variations of such words or by similar expressions. We have based these forward-looking statements on our current expectations, estimates and assumptions and analyses in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks, uncertainties, assumptions and other important factors, including, but not limited to:

•
our ability to establish and maintain development partnerships, including our collaboration with AbbVie to develop and commercialize ABBV-RGX-314;
•
our ability to obtain and maintain regulatory approval of our product candidates and the labeling for any approved products;
•
the timing of enrollment, commencement, completion and the success of our AAVIATE®, AFFINITY BEYOND™, AFFINITY DUCHENNE®, ALTITUDE®, ASCENT™, ATMOSPHERE® and CAMPSIITE®, clinical trials;
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
•
our ability to execute strategic alternatives for our de-prioritized rare neurodegenerative disease clinical stage programs;
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

You should carefully read the factors discussed in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the factors discussed elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the SEC) for additional discussion of the risks, uncertainties, assumptions and other important factors that could cause our actual results or developments to differ materially and adversely from those projected in the forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on us or our businesses or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially and adversely from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report. Except as required by law, we disclaim any duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

As used in this Annual Report on Form 10-K, the terms “REGENXBIO,” “we,” “us,” “our” or the “Company” mean REGENXBIO Inc. and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

AAVIATE, AFFINITY DUCHENNE, ALTITUDE, ATMOSPHERE, CAMPSIITE, NAV, NAVXPRESS, NAVXCELL, REGENXBIO and the REGENXBIO logos are our registered trademarks. Any other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

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

Our investigational gene therapies use adeno-associated virus (AAV) vectors from our proprietary gene delivery platform, which we call our NAV® Technology Platform. AAV vectors are non-replicating viral delivery vehicles that are not known to cause disease. Our NAV Technology Platform consists of exclusive rights to a large portfolio of AAV vectors (NAV Vectors), including commonly used AAV8 and AAV9. We believe this platform forms a strong foundation for our current clinical-stage programs and, with our ongoing research and development, we expect to continue to expand our platform and pipeline of potential AAV vector-based gene therapies. We refer to commercial and investigational AAV vector-based gene therapies as AAV Therapeutics. Our NAV Technology Platform is the foundation for commercial and investigational AAV Therapeutics that have treated thousands of patients through our clinical pipeline and NAV licensees.

We have developed a broad pipeline of investigational AAV Therapeutics using our NAV Technology Platform as a one-time treatment to address an array of diseases. We are currently focusing our internal development pipeline in three areas: retinal, neuromuscular and neurodegenerative diseases. We believe these product candidates are differentiated, can be expedited, and support meaningful near-term and long-term value generation. Our investigational AAV Therapeutics include:

•
ABBV-RGX-314, which we are developing in collaboration with AbbVie to treat large patient populations impacted by wet age-related macular degeneration (wet AMD), diabetic retinopathy (DR) and other chronic retinal diseases characterized by loss of vision.
•
RGX-202, which we are developing to treat Duchenne muscular dystrophy (Duchenne), one of the most common fatal genetic disorders affecting children.
•
RGX-121, which we are developing to treat Mucopolysaccharidosis type II (MPS II), a progressive, neurodegenerative lysosomal storage disorder.

Our internal pipeline is shown below.

Since our founding, we have built a team of experts in research and development, scalable manufacturing, and preclinical and clinical development, enabling us to have integrated, end-to-end capabilities. We believe AAV Therapeutics represent a simplified and efficient potential new class of innovative medicines. Our experience and expertise distinguish us from other gene therapy companies and will help ensure value generation and our continued growth.

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

We focus on in vivo gene therapy. Among vectors available for in vivo gene therapy, viral vectors have been adopted frequently due to their demonstrated efficiency in gene delivery to date. Since AAVs are not known to be associated with disease in humans, vectors derived from AAV have promising safety profiles for gene therapy. AAV Therapeutics built on our NAV® Technology Platform have treated thousands of patients.

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

For many years, by sublicensing NAV Vectors from our NAV Technology Platform to other biopharmaceutical companies with disease-specific expertise, which we refer to as our NAV Technology Licensees, we received capital to advance our own research and capabilities. Our NAV Technology Platform is being applied to a number of programs over a broad range of therapeutic areas and disease indications by our NAV Technology Licensees. These partnered programs include Novartis’ Zolgensma®, a gene therapy for the treatment of spinal muscular atrophy (SMA), which was approved by the U.S. Food and Drug Administration (FDA) in 2019, and has been used to treat over 3,700 patients suffering from SMA, a debilitating and potentially deadly disease. Our partnering strategy provides us the flexibility to sublicense development of treatments designed to address significant unmet medical needs, while remaining focused on our own pipeline of AAV Therapeutics.

We believe we have extensive human safety experience to support the development of our investigational AAV Therapeutics based on data from over 4,500 patients dosed with AAV Therapeutics derived from our NAV Technology Platform in more than 15 different clinical-stage programs and with one FDA approved product. To date, we have observed that AAV Therapeutics derived from our NAV Technology Platform have been generally well tolerated.

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

With AAV Therapeutics, the transgene is eventually transported to the cell nucleus where it is transcribed into RNA. The production of RNA in the cell is controlled by transcriptional elements called enhancers and promoters that are linked to the gene. We have designed optimized enhancer and promoter combinations with the goal of enabling sustained gene expression in particular cell types and potentially increasing the durability of therapeutic effect.

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

We have invested in innovative manufacturing process development and analytical capabilities and use a suspension cell culture-based manufacturing process. We have deep in-house knowledge of biologics and gene therapy manufacturing, which has enabled us to scale manufacturing of our AAV Therapeutics while ensuring product quality for patients and improving cost-of-goods.

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

We have developed a proprietary, high-yielding manufacturing process platform for NAV vector production (NAVXpressTM) that can be applied across multiple AAV Therapeutics. This manufacturing process platform approach improves development efficiency and shortens timelines by leveraging data across multiple programs. The suspension-based manufacturing platform has demonstrated robust scalability from bench-scale to 500 liter and 1,000-liter cGMP batches with consistent yield and product purity demonstrated via comparability studies. At the RMIC facility, we have demonstrated the ability to scale the manufacturing process to 2,000 liters. We believe this flexibility in manufacturing will support a wide range of potential commercial supply requirements for our AAV Therapeutics.

We have designed custom raw materials for use in the NAVXpress platform, including plasmids and cell lines, that increase the efficiency and productivity of NAV vectors. We have demonstrated that these cell lines, named NAVXcell®, have the potential to enable high-yielding production processes while allowing for efficient purification.

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

While we primarily rely upon internal manufacturing, we have agreements with biologics contract development and manufacturing organizations (CDMOs) for production of material under cGMP requirements to support our current and future clinical trials, as well as potential future commercialization of our investigational AAV Therapeutics. We select our CDMOs based on capability, capacity and expertise, and we believe partnering with multiple CDMOs provides us with flexibility and diversity in suppliers, as well as access to future capacity to accommodate clinical trials and commercialization. We currently have agreements with CDMOs for both bulk and finished drug product manufacturing which augments our internal capacity for clinical and future commercial demand.

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

We have advanced image-guided device delivery of AAV Therapeutics into the cerebrospinal fluid to target the brain and central nervous system for neurodegenerative diseases. In 2018, in our clinical trial for the treatment of MPS II, an investigational AAV Therapeutic was delivered to a patient using an intracisternal delivery device for the first time. We have also led the development of two different types of delivery devices of AAV Therapeutics into the eye for targeting the retina of patients. In 2020, in our clinical trial for the in-office treatment of wet AMD, an investigational AAV Therapeutic was delivered to a patient using a novel, suprachoroidal delivery device for the first time. In 2020, we initiated a pivotal phase program for ABBV-RGX-314 using an automated subretinal delivery device for the treatment of wet AMD. As part of our delivery device expertise, we have created teams of experts to support and train physicians to deliver AAV Therapeutics in operating room and physician office settings.

In recent years, a tremendous amount of progress has been made in the development of AAV Therapeutics, and we believe we have been a leader in these advancements.

Our Investigational AAV Therapeutics

We are currently focusing our internal development pipeline in three areas: retinal diseases, neuromuscular diseases and neurodegenerative diseases.

ABBV-RGX‑314 for the Treatment of Wet AMD and DR

We are developing ABBV-RGX‑314 in collaboration with AbbVie as a potential one-time treatment for wet AMD and DR. These diseases are characterized by loss of vision due to excess fluid accumulation from new blood vessel formation and treated with anti-vascular endothelial growth factor (anti-VEGF) therapies.

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

Frequent anti-VEGF injections in the eye have been shown to reduce the risk of blindness in randomized controlled clinical trials and are approved for the treatment of wet AMD and DR. The current standard-of-care anti-VEGF treatments require patients to receive injections in the eye every four to 16 weeks for the duration of the disease. Real world evidence shows that patients with wet AMD are severely undertreated, and DR patients with early non-proliferative disease are often not treated due to the unsustainable treatment burden of administering frequent injections required with currently approved anti-VEGF therapies. As a result, the majority of wet AMD patients experience significant vision loss over time and most patients with early non-proliferative DR progress to more severe forms of the proliferative disease, developing common vision-threatening complications such as center-involved DME and proliferative DR.

ABBV-RGX‑314 is being developed as a novel, one-time treatment that includes the NAV AAV8 vector containing a gene for a monoclonal antibody fragment designed to inhibit VEGF activity, modifying the pathway for formation of new leaky blood vessels and retinal fluid accumulation. After delivery of ABBV-RGX‑314, we believe retinal cells will continue to produce the anti-VEGF protein. Two separate routes of administration of ABBV-RGX-314 to the eye are being evaluated: a subretinal delivery procedure as well as a targeted, in-office administration to the suprachoroidal space. We have licensed certain exclusive rights to the SCS Microinjector® from Clearside Biomedical, Inc. (Clearside) to deliver gene therapy treatments to the suprachoroidal space of the eye.

Clinical Development of ABBV-RGX‑314 Subretinal Delivery for the Treatment of Wet AMD

We have two ongoing pivotal trials, ATMOSPHERE® and ASCENT™, for the treatment of wet AMD using ABBV-RGX-314 delivered subretinally.

ATMOSPHERE and ASCENT are multi-center, randomized, active-controlled trials to evaluate the efficacy and safety of a single-administration of ABBV-RGX-314 versus standard of care in patients with wet AMD. Both trials are active and enrolling patients. These trials are expected to support global regulatory submissions with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA) in late 2025 through the first half of 2026.

We are conducting a Phase II bridging study evaluating the pharmacodynamics, safety and efficacy of ABBV-RGX-314, a potential one-time therapy delivered subretinally using cGMP material produced by our NAVXpress bioreactor platform process. As of November 20, 2023, ABBV-RGX-314 was well tolerated across 60 patients dosed at two dose levels. Six serious adverse events (SAEs) were reported, none of which were considered related to ABBV-RGX-314. All common treatment emergent adverse events (TEAEs) through six months in the study eye were mild or moderate, and similar across dose levels. TEAEs included post-operative conjunctival hemorrhage, post-operative inflammation and retinal pigmentary changes. In these cohorts, target protein concentrations in the eye were similar between the manufacturing processes and dose levels. Both dose levels demonstrated stable to improved best corrected visual acuity (BCVA) and central retinal thickness (CRT). Patients at both dose levels demonstrated a meaningful reduction in anti-VEGF treatment, with a majority of subjects injection-free through six months. To support future commercialization of ABBV-RGX-314, the cGMP material produced by our NAVXpress platform process has been incorporated in the ongoing pivotal trials, ATMOSPHERE and ASCENT, for the treatment of wet AMD using ABBV-RGX-314 delivered subretinally.

In October 2022, we announced data from the Phase I/IIa long-term follow-up study of ABBV-RGX-314 for the treatment of wet AMD using subretinal delivery. As of August 29, 2022, ABBV-RGX-314 continued to be generally well-tolerated in the long-term follow-up study (n=37). Nine SAEs were reported in four patients, none of which were considered related to ABBV-RGX-314. Patients treated with ABBV-RGX-314 continued to demonstrate a long-term, durable treatment effect in Cohort 3 up to four years and in Cohort 4 up to three years. Stable to improved visual acuity was observed, with a mean BCVA of +12 letters from baseline at four years for Cohort 3 patients and -5 letters from baseline at three years for Cohort 4 patients following ABBV-RGX-314 administration.

Clinical Development of ABBV-RGX‑314 Suprachoroidal Delivery for the Treatment of Wet AMD

We are also evaluating the efficacy, safety and tolerability of suprachoroidal delivery of ABBV-RGX-314 through AAVIATE®, a multi-center, open label, randomized, controlled, dose-escalation Phase II trial of ABBV-RGX-314 for the treatment of wet AMD. In January 2024, we announced data from the AAVIATE trial demonstrating that, as of November 6, 2023, ABBV-RGX-314 suprachoroidal delivery was well tolerated across 106 patients from three dose levels. No drug-related SAEs were reported. All treatment emergent adverse events (TEAEs) through six months in the study eye were mild or moderate and included conjunctival hemorrhage, increased intraocular pressure, episcleritis, and conjunctival hyperemia. Mild intraocular inflammation was reported at similar incidence rate in the first and second dose levels, with mild to moderate intraocular inflammation seen at the third dose level in Cohort 4 and 5. All intraocular inflammation resolved with topical corticosteroids. Notably, there were zero cases of intraocular inflammation in dose level 3, Cohort 6 (n=21), in which patients received a short-course of prophylactic topical steroids following administration of ABBV-RGX-314. Patients treated with ABBV-RGX-314 continue to demonstrate stable BCVA and CRT at six months. In addition, a meaningful reduction in anti-VEGF treatment burden was observed following administration of ABBV-RGX-314. The highest reduction was seen in dose level 3, demonstrating an 80% reduction in annualized injection rate with 50% of patients remaining injection-free.

Clinical Development of ABBV-RGX‑314 Suprachoroidal Delivery for the Treatment of DR

We are evaluating the efficacy, safety and tolerability of suprachoroidal delivery of ABBV-RGX-314 for the treatment of DR in ALTITUDE®, a multi-center, open label, randomized, controlled, dose-escalation Phase II trial. We have enrolled 79 patients dosed in Cohorts 1-5 at three dose levels.

In May 2023, we announced that we have completed enrollment in Cohorts 4 and 5 (dose level 3) in the ALTITUDE trial. Patients in Cohorts 4 and 5 (n=29) were stratified by Early Treatment Diabetic Retinopathy Study-Diabetic Retinopathy Severity Scale (DRSS) levels, and all received short-course (seven-week) prophylactic topical steroid eye drops following ABBV-RGX-314 administration. In July 2023, we reported that ABBV-RGX-314 was well tolerated in 29 patients from Cohorts 4 and 5, with no drug-related serious adverse events. Time of post-administration follow up ranged from 12 weeks to six months. There were zero cases of intraocular inflammation.

In November 2023, we presented data from the Phase II ALTITUDE trial. As of September 25, 2023, ABBV-RGX-314 was reported to be well tolerated at dose levels 1 and 2. Seven serious adverse events were reported, none of which were considered drug related. For patients in dose levels 1 and 2 (n=50), common ocular treatment-emergent adverse events in the study eye through one year included conjunctival hemorrhage and conjunctival hyperemia. Three patients had mild intraocular inflammation, which resolved on topical corticosteroids. Six patients had mild to moderate episcleritis and have resolved on topical corticosteroids. At one year, dose level 2 in NPDR patients prevented disease progression as measured by the Early Treatment Diabetic Retinopathy Study-Diabetic Retinopathy Severity Scale. Dose level 2 reduced the risk of developing vision-threatening events by 89% in these patients.

NPDR patients treated with ABBV-RGX-314 at dose levels 1 and 2 demonstrated clinically meaningful improvements in disease severity and reduction of vision-threatening events. In dose level 2, patients with baseline NPDR:

•
100% demonstrated stable to improved disease severity
o
70.8% achieved ≥1 step improvement vs. 25.0% in control
o
0% worsened ≥2 steps vs. 37.5% in control
•
4.2% developed vision-threatening events vs. 37.5% in control

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

We have received orphan drug product, Fast Track designation and rare pediatric disease designation from the FDA for RGX‑202.

Clinical Development of RGX-202

The Phase I/II AFFINITY DUCHENNE® trial is a multicenter, open-label dose escalation and dose expansion clinical study to evaluate the safety, tolerability and clinical efficacy of a one-time intravenous (IV) dose of RGX-202 in patients with Duchenne. In the dose evaluation phase of the trial, four ambulatory, pediatric patients (ages 4 to 11 years old) are expected to enroll in two cohorts with doses of 1x1014 (GC)/kg body weight (n=2) and 2x1014 GC/kg body weight (n=2). After an independent safety data review for each cohort, a dose expansion phase of the trial may allow for additional patients to be enrolled.

In February 2024, REGENXBIO reported interim data from the Phase I/II AFFINITY DUCHENNE® trial, demonstrating that RGX-202 continued to be well tolerated with no drug-related serious adverse events in five patients at dose levels 1 and 2. Initial biomarker data in three patients who completed three-month assessments indicate encouraging increases in expression of RGX-202 microdystrophin and reduction from baseline in serum creatinine kinase levels, supporting evidence of clinical improvement.

REGENXBIO plans to use RGX-202 microdystrophin expression as a surrogate endpoint to support a Biologics License Application (BLA) submission using the accelerated approval pathway. In February 2024, we announced that we completed enrollment in Cohort 2 at dose level 2 in this trial, and that RGX-202 has continued to be well tolerated across both dose levels.

REGENXBIO expects to make a pivotal dose determination in mid-2024. The Company also expects to share initial strength and functional assessment data for both dose levels and the initiation of a pivotal trial in the second half of 2024.

Additionally, we are recruiting patients in the AFFINITY BEYOND™ trial, an observational screening study. The primary objective is to evaluate the prevalence of AAV8 antibodies in patients with Duchenne up to 12 years of age. Information collected in this study may be used to identify potential participants for the AFFINITY DUCHENNE trial and potential future trials of RGX-202.

RGX‑121 for the Treatment of MPS II

RGX‑121 is our investigational AAV Therapeutic for the treatment of MPS II. MPS II, also known as Hunter syndrome, is a rare disease caused by a deficiency of the IDS gene which encodes the I2S enzyme. The I2S enzyme is responsible for the breakdown of polysaccharides called heparan sulfate (HS) and dermatan sulfate (DS) in lysosomes, which are structures that dispose of waste products inside cells. These polysaccharides, called glycosaminoglycans (GAGs), accumulate in tissues of MPS II patients, resulting in diverse clinical signs and symptoms. HS is a key biomarker of I2S enzyme activity and high amounts of HS accumulate in the central nervous system (CNS) of MPS II patients, which has been shown to correlate with neurocognitive manifestations of the disease. In severe forms of the disease, early developmental milestones may be met during the first year after birth, but developmental delay is readily apparent by 18 to 24 months. Developmental progression begins to plateau between three and five years of age, with regression reported to begin around six and a half years. By the time of death, most patients with CNS involvement are severely mentally handicapped and require constant care. MPS II is estimated to occur in approximately 1 in 100,000 to 1 in 170,000 births worldwide. Based on global population, this equates to approximately 500 to 1,000 MPS II patients born each year worldwide.

Enzyme replacement therapy (ERT), the current standard of care for patients with MPS II, does not treat CNS manifestations of the disease because the enzyme cannot cross the blood-brain barrier. We believe that specific treatment to address the neurological manifestations of MPS II and prevent or stabilize cognitive decline remains a significant unmet medical need.

RGX‑121 is designed to use the NAV AAV9 vector to deliver the human IDS gene to cells in the CNS. Delivery of the gene therapy and expression of the enzyme that is deficient within cells in the CNS could provide a permanent source of secreted I2S enzyme on the CNS side of the blood-brain barrier, allowing for long-term cross-correction of cells throughout the CNS. We believe this strategy could provide rapid I2S enzyme delivery to the brain, potentially preventing the progression of cognitive deficits that otherwise occur in MPS II patients.

We have received orphan drug product designation, rare pediatric disease designation, regenerative medicine advanced therapy (RMAT) and Fast Track designation from the FDA, as well as orphan designation and advanced therapy medicinal products (ATMP) classification from the EMA for RGX‑121.

Clinical Development of RGX‑121 for the Treatment of MPS II

CAMPSIITE® is a Phase I/II/III multicenter, open-label trial enrolling boys with MPS II, aged 4 months up to 5 years of age. As part of a pivotal program expansion, CAMPSIITE is expected to enroll up to 10 MPS II patients to support a BLA submission using the accelerated approval pathway, with the potential to enroll additional patients. These patients will receive a dose of 2.9x1011 GC/g of brain mass of RGX-121, which is the same dose being evaluated in Cohort 3 of the Phase I/II trial. The pivotal program is using commercial-scale cGMP material from REGENXBIO's proprietary, high-yielding NAVXpress™ process. In addition to measuring GAGs in the cerebrospinal fluid (CSF), the trial will continue to collect neurodevelopmental data and caregiver-reported outcomes.

In February 2024, REGENXBIO reported that the pivotal phase of the CAMPSIITE trial achieved its primary endpoint. MPS II patients treated with RGX-121 achieved decreased CSF levels of D2S6 below maximum attenuated disease levels at 16 weeks (p value of 0.00016). Patients receiving RGX-121 demonstrated an 86% median reduction in D2S6, approaching normal levels.

REGENXBIO continues with plans to use CSF levels of D2S6 as a surrogate endpoint for accelerated approval and is completing remaining activities in order to support a BLA submission in the second half of 2024.

In October 2023, we held a positive Regenerative Medicine Advanced Therapy (RMAT) meeting with the FDA, obtaining feedback and preliminary alignment on manufacturing strategy, adequacy of safety database, and confirmatory study design, which are key elements for an expedited plan for BLA submission using the accelerated approval pathway in 2024.

We believe that RGX-121 is likely to be eligible for priority review, especially if no other gene therapy product for MPS II is approved before submission of a BLA for RGX-121, and potential approval of the Company's planned BLA for RGX-121 could result in receipt of a Rare Pediatric Disease Priority Review Voucher in 2025, assuming the statutory criteria are met.

Collaborations, Licensing and Company Formation

Collaborations, licensing and company formation are a key part of our commitment to enable the ongoing development of gene therapy treatments.

AbbVie Eye Care Collaboration

In September 2021, REGENXBIO and AbbVie announced a global strategic partnership to develop and commercialize ABBV-RGX-314, a potential one-time gene therapy for the treatment of wet AMD, DR and other chronic retinal diseases.

Under the terms of our Collaboration and License Agreement with AbbVie (the AbbVie Collaboration and License Agreement), we received an upfront payment of $370 million. Additionally, we will be eligible to receive up to $1.38 billion in additional development, regulatory and commercial milestone payments.

In accordance with the AbbVie Collaboration and License Agreement, through December 31, 2022 we were responsible for development expenses related to certain ongoing clinical trials of ABBV-RGX-314 and the remaining ABBV-RGX-314 development expenses were shared with AbbVie. Beginning in 2023, AbbVie became responsible for the majority of the ABBV-RGX-314 development expenses.

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

We will lead the manufacturing of ABBV-RGX-314 for clinical development and U.S. commercial supply, and AbbVie will lead manufacturing of ABBV-RGX-314 for commercial supply outside the United States. Manufacturing expenses will be allocated between the parties in accordance with the terms of the AbbVie Collaboration and License Agreement and mutually agreed supply agreements.

NAV Technology Licensees

In addition to our internal product development efforts, we sublicense our NAV Vectors to other leading biotechnology and pharmaceutical companies. As of December 31, 2023, our NAV Technology Licensees are currently applying our NAV Technology Platform to a number of AAV Therapeutics over a broad range of therapeutic areas and disease indications. Over 100 clinical trials utilizing NAV Vectors have been registered in the National Institutes of Health (NIH) clinical trials database since 2015, and one of five FDA-approved AAV Therapeutics in the United States uses a NAV Vector (Novartis’ Zolgensma). As of December 31, 2023, over 4,500 patients have been treated by REGENXBIO and our NAV Technology Licensees using NAV Vectors across clinical trials, managed access and commercial settings.

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

Novartis acquired AveXis for $8.7 billion in April 2018, and Zolgensma was subsequently approved by the FDA in May 2019. In December 2020, we sold a portion of our royalty rights from the net sales of Zolgensma to entities managed by Healthcare Royalty Management, LLC (HCR) for a gross purchase price of $200 million. As of December 31, 2023, Zolgensma is approved in 51 countries and over 3,700 patients have been treated. Novartis reported worldwide sales of Zolgensma of $1.21 billion in 2023.

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
•
are owned and controlled by Penn.

Prior to entering into the license agreement with us, Penn had entered into two license agreements with third parties with respect to certain of the licensed patents and patent applications. Our license from Penn is subject to those preexisting license grants in addition to certain other retained fields. With respect to the first third-party license granted by Penn, our license is non-exclusive with respect to the patents and patent applications licensed to the third party for so long as that preexisting license grant remains in effect and will become exclusive upon the expiration or termination of that existing license agreement. The pre-existing licenses also include a license agreement Penn entered into with GSK in May 2002, granting a license to certain patents and patent applications, of which we subsequently sublicensed certain rights to from GSK in March 2009. For further information regarding our GSK sublicense, please see “Platform License Agreements and Other Licenses—Platform Licenses—GlaxoSmithKline LLC” located elsewhere in this Annual Report on Form 10-K. Our license agreement with Penn provides that should the rights Penn licensed to GSK ever revert to Penn, such rights shall automatically be included in our license agreement with Penn.

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
•
certain sublicense fees, of which $9 million remains outstanding as of December 31, 2023; and
•
reimbursements for ongoing patent prosecution and maintenance expenses.

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

Clearside Biomedical, Inc. In August 2019, we entered into an option and license agreement with Clearside for the option to receive an exclusive, worldwide commercial license, with rights to sublicense, to Clearside’s SCS Microinjector for the delivery of AAV gene therapies for the treatment of wet AMD, DR, and other conditions for which chronic anti-VEGF treatment is currently the standard of care. In October 2019, we exercised the option. This option and license agreement was amended in January and September 2023. Under the terms of the agreement, as amended, we are obligated to pay Clearside an upfront fee, royalties on net sales, and fees upon the achievement of various milestones. As between us and Clearside, we will be responsible for all development, regulatory and commercialization activities for our gene therapy product candidates. Clearside will be responsible for supplying the SCS Microinjector in support of our preclinical studies, clinical studies and commercial use.

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

NAV Technology Platform

As of December 31, 2023, our patent portfolio included 24 issued U.S. patents and three European patents relating to the AAV7, AAV8, AAV9, AAVrh10 and AAVrh46 vectors and their uses. These patents have terms that will expire as late as 2027, not including patent term extensions.

Our Investigational AAV Therapeutics

As of December 31, 2023, in addition to the patents related to our NAV Technology Platform described above, our patent portfolio included a total of four issued U.S. patents, one issued European patent, two pending International Patent applications filed pursuant to the Patent Cooperation Treaty (PCTs) and 19 PCTs that have entered national stage relating to our product candidates, which are described below:

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

Our patent portfolio relating to ABBV-RGX-314 supports our clinical development and our collaboration with AbbVie for the clinical development of ABBV-RGX-314. Our patent portfolio covers the use of ABBV-RGX-314 for the treatment of wet AMD through subretinal or suprachoroidal administration and for the treatment of DR through suprachoroidal administration; it also covers formulations and devices used for suprachoroidal administration. Our patent portfolio relating to ABBV-RGX-314 includes one issued U.S. patent that will expire in 2037, one pending PCT and seven PCTs that have entered national stage for which any issued U.S. or European patent would expire in 2037, 2038, 2039, 2040 or 2043, in each case without taking into account any possible patent term adjustment or extension.

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

Our patent portfolio relating to RGX-202 includes two pending PCTs and three PCTs that have entered the national stage for which any issued U.S. or European patent would expire in 2040, 2042 or 2043 without taking into account any possible patent term adjustment or extension.

Neurodegenerative Diseases

In addition to our NAV Technology Platform patents covering the NAV AAV9 vector and the manufacture of NAV AAV9 vector used in our neurodegenerative disease program, our RGX-121 patent portfolio includes more recent filings that cover our clinical candidate vector, routes of administration used in our neurodegenerative disease clinical-stage program (intracisternal administration for intrathecal delivery, as well as lumbar puncture and intraventricular administration), formulations and clinical protocols.

Our patent portfolio relating to RGX-121 includes one issued U.S. patent that will expire in 2038, one issued U.S. patent that will expire in 2039 and one issued U.S. patent that will expire in 2040, one issued European patent that will expire in 2036 and nine PCTs that have entered national stage for which any issued U.S. or European patents would expire in 2034, 2036, 2037, 2038, 2041 or 2042, in each case without taking into account any possible patent term adjustment or extension.

Manufacturing

Our patent portfolio covers aspects of our manufacturing processes which support our ability to perform large scale manufacturing, increase yield and purity of AAV vector products and meet clinical supply requirements.

Our patent portfolio also includes protection for novel validation and potency assays that further support and streamline our manufacturing processes.

Customers

Our revenues for the years ended December 31, 2023, 2022 and 2021 consisted solely of license and royalty revenue. One customer (Novartis Gene Therapies) accounted for approximately 95% of our total revenues for the year ended December 31, 2023. One customer (Novartis Gene Therapies) accounted for approximately 90% of our total revenues for the year ended December 31, 2022. Two customers (AbbVie and Novartis Gene Therapies) accounted for approximately 99% of our total revenues for the year ended December 31, 2021. We expect future license and royalty revenue to continue to be derived from a limited number of licensees. Future license and royalty revenue is uncertain due to the contingent nature of our licenses granted to third parties and may fluctuate significantly from period to period.

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

There are other organizations working to improve existing therapies or to develop new therapies for our initially selected disease indications. Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success for our product candidates, if approved. These efforts include the following:

•
Wet AMD. Marketed competition for wet AMD largely consists of anti-VEGF therapies developed by Roche/Genentech, Inc. (Lucentis, Susvimo, Vabysmo), Regeneron Pharmaceuticals, Inc. (Eylea, Eylea HD) and Novartis (Beovu). Lucentis biosimilars (Biogen - Byooviz, Coherus Biosciences - Cimerli) are also now marketed. Companies with products in development for the treatment of wet AMD include, but may not be limited to, 4D Molecular Therapeutics, Adverum, Eyepoint Pharmaceuticals, Kodiak Sciences, Inc., Ocular Therapeutix, Opthea, and Outlook Therapeutics, Inc.
•
DR. Currently marketed anti-VEGF competition for DR with DME include Novartis (Beovu), Roche/Genentech (Lucentis, Vabysmo), Regeneron (Eylea, Eylea HD), and Coherus Biosciences (Cimerli). Companies with products in development for the treatment of DR with DME include, but may not be limited to, 4D Molecular Therapeutics, Eyepoint, Kodiak Sciences, Oculis, and Roche. The principal marketed anti-VEGF competition for DR without DME is Roche/Genentech (Lucentis) and Regeneron (Eylea, Eylea HD). Companies with products in development for the treatment of DR without DME include, but may not be limited to, Eyepoint Pharmaceuticals, Kodiak Sciences, Novartis, Ocular Therapeutix, Ocuphire Pharma, OcuTerra Therapeutics, and Roche.
•
DMD. The principal marketed competition for the treatment of DMD is a gene therapy marketed by Sarepta/Roche (Elevidys). Currently marketed exon skipping competition for DMD includes Sarepta (Exondys, Vyondys, Amondys) and Nippon Shinyaku Co., Ltd. (Viltepso). There is one principal competitive gene therapy product in clinical development from Pfizer, Inc. (PF-06939926). Other companies with gene therapies in early development for DMD include, but may not be limited to, Solid Biosciences, Genethon, Ultragenyx, Insmed, and Vertex.
•
MPS II. The principal marketed competition for the treatment of MPS II is a systemic enzyme replacement therapy marketed by Takeda Pharmaceutical Company, Ltd. and Sanofi (Elaprase). Two additional products are marketed in select geographies in Asia by JCR Pharmaceuticals Co., Ltd. (Izcargo) and GC Pharma (Hunterase ICV). Companies with products in development for the treatment of MPS II include, but may not be limited to, Denali Therapeutics Inc., and Sigilon Therapeutics, Inc.

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

Within the FDA, the Center for Biologics Evaluation and Research (CBER) regulates gene therapy products as biological products. The FDA has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy INDs.

Ethical, scientific, social and legal concerns about gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing any products. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. In addition, while the FDA currently considers all gene therapy products to be biological products, this classification could come under scrutiny in the future, and it is possible that some gene therapies could be regulated as drug products (requiring a new drug application rather than a BLA for marketing).

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

For new molecular entities, one of the performance goals agreed to by the FDA under PDUFA is to review 90% of standard BLAs within 10 months of the 60-day filing date and 90% of priority BLAs in six months of the 60-day filing date, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information, or clarification regarding information already provided in the submission, constituting a major amendment to the BLA.

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

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for development and review of new drugs and biological products, including precision drugs or biological products, that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as Breakthrough Therapy designation, priority review, and accelerated approval. Under the Breakthrough Therapy program, products intended to treat a serious or life-threatening disease or condition may be eligible for additional benefits when preliminary clinical evidence demonstrates that such product may have substantial improvement on one or more clinically significant endpoints over existing therapies. Products with a Breakthrough Therapy designation are eligible for the benefits of Breakthrough Therapy, and the FDA will seek to ensure the sponsor of a breakthrough therapy product receives timely advice and interactive communications to help the sponsor design and conduct a development program as efficiently as possible. In addition, gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues, may be eligible for regenerative medicine advanced therapy (RMAT) designation. Products with an RMAT designation are eligible for the benefits of Breakthrough Therapy in addition to allowing the sponsor the ability to participate in meetings with the FDA to discuss whether accelerated approval would be appropriate based on surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit.

A product under the Fast Track, Breakthrough Therapy, or RMAT programs may be eligible for “rolling review,” which means the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

A BLA may be eligible for priority review if the product has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a serious or life-threatening disease or condition compared to marketed products. Specific priority review programs exist for material threat medical countermeasures, rare pediatric diseases and tropical diseases. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review, in accordance with FDA guidance.

Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses may be eligible for accelerated approval, which means that they may be approved on the basis of an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval generally provide a meaningful therapeutic advantage to patients over existing treatments. As a condition of approval, the FDA will often require that a sponsor of a drug or biological product receiving accelerated approval perform additional post-approval confirmatory trials to verify and describe the clinical benefit of the medicine. Any such confirmatory trial must be completed with due diligence and FDA may require that the trial be underway prior to approval. In addition, the FDA currently requires as a condition for accelerated approval pre-submission of promotional materials, which could adversely impact the timing of the commercial launch of the product.

The expedited programs, in general, do not change the standards for approval. Rather, these programs are intended to expedite the development and approval process, but they do not necessarily accomplish that intent.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the enactment of the Inflation Reduction Act (IRA) in August 2022 includes significant changes to potential Medicare drug product reimbursement through government negotiation of certain drug prices, as well as manufacturer discount and inflation rebate obligations. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

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

In the EU, for example, clinical trials are governed by the new EU Regulation on Clinical Trials (Reg. EU No. 536/2014), or CTR, which became applicable in January 2022 and established a centralized process of obtaining competent authority approval for clinical trials in the EU. Under the CTR, trial sponsors submit their application for approval via an EU Portal. The approvals are still granted by the competent authorities of each EU Member State where the trial takes place; however, the procedure for approval is conducted in a coordinated manner among the concerned EU Member States as provided under the CTR. While the process for the application and granting of the approvals was streamlined, it remains a complex process that can significantly delay the start of a multinational clinical trial.

In the United Kingdom of Great Britain and Northern Ireland (UK), clinical trials are governed by the Medicines for Human Use (Clinical Trials) Regulations 2004. These regulations are based on the EU legislation that preceded the CTR. The CTR has not been adopted in the UK. Under the UK regulations, an approval is required from the Medicines and Healthcare products Regulatory Agency (MHRA) together with a positive ethics committee opinion. Clinical trials which take place in the UK and on NHS hospital sites, typically do so on the basis of standardized documentation which set out indemnification provisions. In the UK, there are proposals to replace the current UK regulations with revised legislation, which will include changes with respect to transparency, approval pathways and regulatory requirements.

To obtain regulatory approval of a biological medicinal product in the EU, we must submit a marketing authorization application. The grant of marketing authorization in the EU for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation (EC) No 1394/2007 on advanced therapy medicinal products, read in combination with Directive 2001/83/EC on the Community code relating to medicinal products for human use and Regulation (EC) No 726/2004 laying down Community procedures for the authorization and supervision of medicinal products for human and veterinary use and establishing the EMA. Regulation (EC) No 1394/2007 lays down specific rules concerning the authorization, supervision and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. The EMA’s Committee for Advanced Therapies (CAT) is responsible for assessing the quality, safety and efficacy of ATMP. ATMP include gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for an ATMP candidate that is submitted to the EMA. The EMA then provides a final opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization after the EMA has delivered its opinion.

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

Products authorized as “orphan medicinal products” in the EU are entitled to benefits additional to those granted in relation to innovative medicinal products. In accordance with Article 3 of Regulation (EC) No 141/2000 on orphan medicinal products, a medicinal product may be designated as an orphan medicinal product if (i) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the incentives derived from orphan medicinal product status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Further guidance on such criteria is provided in Regulation (EC) No 847/2000 laying down the provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product and definitions of the concepts “similar medicinal product” and “clinical superiority”. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and following grant of a marketing authorization, the EMA and the EU Member States’ competent authorities are not permitted to accept another application for a marketing authorization, or grant a marketing authorization or accept an application to extend an existing marketing authorization, for the same therapeutic indication of a similar medicinal product for ten years following grant or authorization. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant may receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

In April 2023, the European Commission adopted a proposal for a new Directive and a new Regulation, which would revise and replace the existing general pharmaceutical legislation. The proposed changes include a proposal to recast Directive 2001/83/EC, i.e. the Community code on medicinal products and the creation of a new Regulation laying down EU marketing authorization of medicinal products that will replace Regulation (EC) No 726/2004, Regulation (EC) No 141/2000 on orphan drugs and Regulation (EC) No 1901/2006 on pediatric medicines, and amend Regulation (EC) No 1394/2007 on ATMP and Regulation (EU) No 536/2014, i.e. the CTR. The proposals include significant changes to the EU pharmaceutical regulatory scheme, in particular with regard to the document protection and market exclusivity periods for medicinal products. In October 2023, the European Parliament proposed revisions to the European Commission proposals with diverging views on various topics. Further changes may be expected while the legislative process continues.

Reimbursement for medicinal products is still an area that is not harmonized in the EU and is largely governed by EU Member States’ laws. However, there are some EU level legal frameworks that must be taken into account, including Directive 89/105/EEC (the Price Transparency Directive). The aim of the Price Transparency Directive is to ensure that pricing and reimbursement mechanisms established in EU Member States are transparent and objective, do not hinder the free movement and trade of medicinal products in the EU and do not hinder, prevent or distort competition on the market. The Price Transparency Directive does not, however, provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made in individual EU Member States. Neither does it have any direct consequence for pricing or levels of reimbursement in individual EU Member States. The national authorities of the individual EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. Individual EU Member States adopt policies according to which a specific price or level of reimbursement is approved for the medicinal product. Other EU Member States adopt a system of reference pricing, basing the price or reimbursement level in their territory either on the pricing and reimbursement levels in other countries, or on the pricing and reimbursement levels of medicinal products intended for the same therapeutic indication. Furthermore, some EU Member States impose direct or indirect controls on the profitability of the company placing the medicinal product on the market.

In 2011, Directive 2011/24/EU on the application of patients’ rights in cross-border healthcare was adopted at the EU level. The Directive is intended to establish rules for facilitating access to safe and high-quality cross-border healthcare in the EU.

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

A new Regulation on HTA on EU level was adopted in December 2021: Regulation (EU) 2021/2282 on health technology assessment (the HTA Regulation). The HTA Regulation covers new medicines and certain new medical devices. Member states will be able to use common HTA tools, methodologies and procedures across the EU, working together in four main areas: (i) joint clinical assessments focusing on the most innovative health technologies with the most potential impact for patients; (ii) joint scientific consultations whereby developers can seek advice from HTA authorities; (iii) identification of emerging health technologies to identify promising technologies early; and (iv) continuing voluntary cooperation in other areas. Individual member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. The HTA Regulation will become applicable in January 2025. For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

The UK formally left the EU on January 31, 2020 and a transitional period applied until the UK’s withdrawal from the EU became fully effective on December 31, 2020. As of January 1, 2021, the UK is a “third country” with respect to the EU (subject to the terms of the EU UK Trade Agreement), and EU law ceased to apply directly in the UK. However, the UK has retained the EU regulatory regime with certain modifications as standalone UK legislation, while the EU medicines laws remain applicable in Northern Ireland pursuant to the Northern Ireland Protocol. Therefore, the UK regulatory regime is currently substantially similar to EU regulations, but under the Medicines and Medical Devices Act 2021, the UK may adopt changed regulations for medicines, including their research, development and commercialization. Currently, there are proposals to amend regulations with respect to clinical trials.

In Great Britain, gene therapy medicinal products are classified as advanced therapy medicinal products. In order to place an advanced therapy medicinal product on the Great Britain market, a person must hold a marketing authorization for the medicinal product. There are various routes to applying for a marketing authorization in Great Britain. These include a national application for a medicinal product, either on a 150-day assessment procedure or on a rolling review basis. From 1 January 2024, the UK has adopted an international recognition procedure which is a route open to applicants that have already received an authorization for the same product from one of the MHRA reference regulators. Reference regulators include the European Medicines Agency and the FDA. Under the international recognition procedure, there are two recognition routes (Route A and Route B). Advanced therapy medicinal products must follow Route B, which sets out a 110-day timetable, which runs from the date on which the submission has been validated by the MHRA. In order to make an application for a marketing authorization, the applicant must be established in the UK or the EU/EEA.

In the UK, medicinal products may be designated as orphan drug in Great Britain if the medicine meets criteria similar to those set out in European legislation. Unlike in the EU, there is no need to obtain orphan designation before the application for authorization is made, instead the criteria will be assessed with the application.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Human Capital Resources

As of February 22, 2024, we employed 344 full-time employees, of which 277 were engaged in research and development activities, including preclinical, clinical and manufacturing related functions, and 67 were engaged in general administrative activities, including commercial, corporate development, finance, legal, human resources, information technology, facilities and other general and administrative functions. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our relationship with our employees to be good.

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
•
We may be negatively impacted if the results of our planned clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates.
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
•
We may not successfully execute or achieve the expected benefits of our strategic pipeline prioritization and restructuring plan or other cost-saving measures that we may take in the future.
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

Some of our lead product candidates are in the early stages of development and all of our product candidates will require substantial clinical development and testing, manufacturing bridging studies and process validation and regulatory approval prior to commercialization. Successful continued development and ultimate regulatory approval of our lead product candidates is critical for our future business success and our ability to generate product revenue. We have invested, and will continue to invest, a significant portion of our financial resources in the development of our lead product candidates. We will need to raise sufficient funds for, and successfully complete, our clinical trials of our lead product candidates in appropriate subjects. The future regulatory and commercial success of these product candidates is subject to a number of risks, including the following:

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

While we believe our product candidates should be applicable for the treatment of patients with certain conditions, the results from our preclinical and planned clinical trials may not support as broad of a marketing approval as we seek. Even if we obtain regulatory approval for our product candidates, we may be required by the FDA, the EMA or other regulatory bodies to conduct additional clinical trials to support approval of our product candidates for patients diagnosed with different mutations of the respective diseases to which our product candidates relate. This could result in significant cost increases and substantial delays in obtaining, or never obtaining, marketing approval for our product candidates to treat patients. The inability to market our product candidates to treat patients for the intended indications would materially harm our business, financial condition, results of operations and prospects.

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
•
delays in recruiting and enrolling suitable subjects to participate in our clinical trials, due to factors such as the size of the trial or subject population, process for identifying subjects, design or expansion of protocols, eligibility and exclusive criteria, perceived risks and benefits of the relevant product candidate or gene therapy generally, availability of competing therapies and trials, severity of the disease under investigation, need and length of time required to discontinue other potential therapies, availability of genetic testing, availability and proximity of trial sites for prospective subjects, ability to obtain subject consent and referral practices of physicians;

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

We may be negatively impacted if the results of our planned clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates.

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

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia in trials using lentivirus vectors and death seen in trials sponsored by other companies using adenovirus vectors and AAV vectors, including NAV vectors. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which could substantially limit the effectiveness of the treatment. In previous clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell response, whereby after the vector is within the target cell, the cellular immune response system triggers the removal of transduced cells by activated T-cells. Furthermore, in clinical trials sponsored by other companies involving AAV vectors administered intravitreally for the treatment of retinal conditions, serious adverse reactions, such as panuveitis and loss of vision, have occurred. In addition to side effects caused by product candidates, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur in our or third-party trials, our clinical trials could be suspended or terminated.

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

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. We intend to submit a marketing authorization application to EMA for approval of our product candidates by the European Commission in the European Union. However, obtaining such approval from the European Commission following the opinion of EMA is a lengthy and expensive process. Additionally, the UK has its own separate approval procedures for our product candidates following the UK’s exit from the European Union.

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

We have incurred cumulative net losses and have had few profitable quarters since inception. We expect to regularly incur losses until we have successfully commercialized one or more product candidates and may never achieve or maintain profitability in the future.

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

We expect to require substantial future capital in order to complete research studies, preclinical and clinical development for our current product candidates and any future product candidates, and potentially commercialize these product candidates, if approved. We expect our spending levels to increase in connection with our preclinical and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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
•
our current licensing agreements or collaborations remaining in effect, including the AbbVie Collaboration and License Agreement, and our ability to timely achieve any milestones set forth in such agreements or collaborations;
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

The issuance of additional securities, whether equity or debt, by us, including through our at-the-market program, or the possibility of such issuance, may cause the market price of our common stock to decline. Adequate additional financing may not be available to us on acceptable terms, or at all. We also could be required to seek funds through arrangements with partners or otherwise that may require us to relinquish rights to our intellectual property, our product candidates or otherwise agree to terms unfavorable to us.

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

Many of these factors as they relate to our licensees’ and collaborators’ products, including Zolgensma, will be outside our control, and future revenues in connection with sales of such products may be precluded or limited by any of these factors. Under our AbbVie Collaboration and License Agreement, we will have limited influence and control over the ABBV-RGX-314 development and commercialization activities of AbbVie in markets outside the United States, and future revenues in connection with sales of licensed products under such agreement may be precluded or limited by any of these factors.

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

For example, under our AbbVie Collaboration and License Agreement, we will have limited influence and control over the ABBV-RGX-314 development and commercialization activities of AbbVie in markets outside the United States. Failure by AbbVie to meet its obligations under our AbbVie Collaboration and License Agreement, apply sufficient efforts at developing and commercializing licensed products, or comply with applicable legal or regulatory requirements, may materially adversely affect our business.

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

Because we rely on third parties, including contractors, to research, develop and manufacture our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, these provisions may be breached, and the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Further, adequate remedies may not exist in the event of unauthorized use or disclosure. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s independent discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may materially harm our business.

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

If we or any of our third-party manufacturers fail to comply with applicable cGMP regulations, regulatory authorities can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new product candidate or suspension or revocation of a pre-existing approval. Such an occurrence may cause our business, financial condition, results of operations and prospects to be materially harmed.

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

Obtaining coverage and reimbursement for a product from third-party payors is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data. We may not be able to provide data sufficient to gain coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment.

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products, including potential one-time gene therapies. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and other government payors develop their coverage and reimbursement policies. It is difficult to predict what the CMS, the agency responsible for administering the Medicare program, will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is little body of established practices and precedents for these types of products. We cannot be assured that Medicare or Medicaid will cover any of our products, if approved, or provide reimbursement at adequate levels to realize a sufficient return on our investment. In addition, government regulators and legislative bodies in the United States have enacted laws and are considering numerous proposals that may result in limitations on the prices at which we could charge customers for our products if we have products that are approved for sale. For example, the IRA enacted in 2022, permits HHS to engage in price-capped negotiation to set the price of certain drugs and biologics reimbursed under Medicare Part B and Part D. The IRA contains statutory exclusions to the negotiation program, including for certain orphan designated drugs for which the only approved indication is for the orphan disease or condition. Should our product candidates be approved and covered by Medicare Part B or Part D, and fail to fall within a statutory exclusion, such as that for an orphan drug, those products could, after a period of time (e.g., 13 years after FDA approval of biologics, including gene therapies), be selected for negotiation and become subject to prices representing a significant discount from average prices to wholesalers and direct purchasers. The IRA also establishes a rebate obligation for drug manufacturers that increase prices of Medicare Part B and Part D covered drugs at a rate greater than the rate of inflation. The inflation rebates may require us to pay rebates if we increased the cost of a covered Medicare Part B or Part D covered product faster than the rate of inflation. At this time, we are unable to predict how these recent legislative changes or any future legislation might affect our business. Moreover, reimbursement agencies in the European Union may be more conservative than CMS. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, reputational harm, public reprimands, third-party actions, such as cease and desist letters or injunctions, and the curtailment or restructuring of our operations, any of which could harm our ability to operate our business and our results of operations.

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

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Although we have experienced cybersecurity incidents from time to time in the past, we believe we have not experienced any incident that has had a material effect on our business. If such an incident were to occur in the future and cause a material interruption in our operations, it could result in a material disruption of our business or financial operations, including our licensing and development programs. Unauthorized disclosure of sensitive or confidential patient or employee data, including personally identifiable information, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, or unauthorized access to or through our information systems and networks, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation. Unauthorized disclosure of personally identifiable information could also expose us to sanctions for violations of data privacy laws and regulations around the world, especially since the regulatory environment surrounding data privacy laws are increasingly demanding, with frequent imposition of new and changing requirements. To the extent that any disruption or security breach results in a loss of, or damage to, our trade secrets, data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further licensing of our NAV Technology Platform and development and commercialization of our product candidates could be delayed. For example, the loss of, or damage to, clinical trial data for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Security breaches pose a risk that sensitive data, including intellectual property, trade secrets or personal information, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cybersecurity attacks include, but are not limited to, malicious software (malware, ransomware and viruses), phishing and social engineering, attempts to gain unauthorized access to networks, computer systems and data, malicious or negligent actions of employees (including misuse of information they are entitled to access), cyber extortion, electronic or wire fraud, and other forms of electronic security breaches. These incidents may be caused by failures during routine operations, such as system upgrades, or by user errors, as well as network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by hackers, criminal groups or nation-state organizations (which may include social engineering, business email compromise, cyber extortion, denial of service, or attempts to exploit vulnerabilities), geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. Our business partners face similar risks, and a security breach of their systems could adversely affect our security posture. While we have procedures in place for selecting and managing our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures, and our management of multiple third-party service providers and business partners increases our operational complexity. If we fail to adequately monitor our third-party service providers’ and business partners’ performance, including for compliance with our agreements and regulatory and legal requirements, we may have to incur additional costs to correct errors, our reputation could be harmed or we could be subject to litigation, claims, legal or regulatory proceedings, inquiries or investigations. Third-party service providers and business partners may experience cybersecurity incidents that may involve data we share with them or rely on them to provide to us, and the need to coordinate with such third-parties and business partners, including with respect to timely notification and access to personnel and information concerning an incident, may complicate our efforts to resolve any issues that arise. As a result, we are subject to the risk that the activities associated with our third-party service providers and business partners will adversely affect our business, even if the cyber incident does not directly impact our systems or information. While we continue to invest in data protection and information technology, including providing an information security training and compliance program to our employees, there can be no assurance that our efforts will prevent service interruptions or identify breaches in our systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm.

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

Our current revenues are derived from a concentrated customer base. Our revenues for the years ended December 31, 2023 and 2022 consisted solely of license and royalty revenue. One customer accounted for approximately 95% of our total revenues for the year ended December 31, 2023. One customer accounted for approximately 90% of our total revenues for the year ended December 31, 2022. We expect future license and royalty revenue to be derived from a limited number of licensees and collaborators. Future license and royalty revenue is uncertain due to the contingent nature of our licenses granted to third parties.

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

The agreements under which we currently license intellectual property or technology from or to third parties, including the AbbVie Collaboration and License Agreement, are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, increase what we believe to be our financial or other obligations under the relevant agreement, or decrease what we believe to be the financial or other obligations of our licensee under the relevant agreement, any of which could materially harm our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements or obtain additional licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected products or product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. In this regard, we are engaged in patent litigation with Sarepta Therapeutics, Inc. (Sarepta) arising from its use of cultured host cell technology, which we believe is claimed in a patent we licensed from Penn, to make gene therapy products to treat Duchenne muscular dystrophy and Limb-girdle muscular dystrophy, among other products. In January 2024 the U.S. District Court for the District of Delaware granted Sarepta’s motion for summary judgment dismissing the case. Although we have appealed this decision our litigation against Sarepta will have an uncertain outcome and may not result in the patent enforcement we desire.

Competitors may infringe our patents or the patents of our licensing partners, or we may be required to defend against claims of infringement or that our intellectual property is invalid or unenforceable. To counter infringement or unauthorized use claims or to defend against claims of infringement or other intellectual property related claims can be expensive and time consuming. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could materially harm the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. An adverse result in any litigation proceeding could put one or more of our patents or licensed patents at risk of being invalidated, held unenforceable or interpreted narrowly, and could put any of our patent applications at risk of not yielding an issued patent. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information or trade secrets could be compromised by disclosure during this type of litigation. Uncertainties resulting from the initiation and continuation of patent and other intellectual property litigation or proceedings could materially harm our ability to compete in the marketplace.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the U.S. Patent and Trademark Office (the USPTO) and various patent agencies outside of the United States over the lifetime of our licensed patents and/or applications and any patent rights we may own or license in the future. We may rely on our licensing partners to pay these fees due to non-U.S. patent agencies with respect to our licensed patent rights. The USPTO and various non-U.S. patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could materially harm our business. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, it could have a material adverse effect on our business.

We have registered trademarks with the USPTO, including for the marks “AAVIATE,” AFFINITY,” “AFFINITY DUCHENNE,” “ALTITUDE,” “ATMOSPHERE,” “CAMPSIITE,” “NAV,” "NAVXCELL” and “REGENXBIO,” as well as for the REGENXBIO logos. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be harmed. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could harm our financial condition or results of operations.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, for our licensed patents, we may not have the right to control prosecution, including filing with the U.S. Patent and Trademark Office, a petition for patent term extension under the Hatch-Waxman Act. Thus, if one of our licensed patents is eligible for patent term extension under the Hatch-Waxman Act, we may not be able to control whether a petition to obtain a patent term extension is filed, or obtained, from the U.S. Patent and Trademark Office.

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

We have raised significant capital through public offerings of our common stock in order to fund our operations, which has caused dilution to our stockholders. We may seek to raise additional capital through public or private equity offerings, debt financings, strategic partnerships, licensing arrangements or other means. We have an effective shelf registration statement on file with the SEC, which allows us to access capital in a timely manner. To the extent that we raise additional capital by issuing equity securities, including through our at-the-market program, the share ownership of existing stockholders will be diluted. Any future debt financing may involve covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments or engage in certain merger, consolidation, or asset sale transactions. In addition, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or products or otherwise agree to terms unfavorable to us.

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

Proxy contests have been waged against many companies in the biopharmaceutical industry over the last several years, and proxy advisory firms or investors may recommend changes to our business operations, provisions in our restated certificate of incorporation or amended and restated bylaws, or the composition of our board of directors or its committees. If faced with a proxy contest or other type of stockholder activism, or a proxy advisory firm recommendation that is adverse to a management proposal, we may not be able to respond successfully to the contest or dispute, which could be disruptive to our business. Even if we are successful, our business could be adversely affected by such a contest or dispute involving us or our partners because:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We regularly assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our cybersecurity policies, processes and practices. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve and recover from security incidents in a timely manner. We require annual information security training to be completed by our employees, and we maintain a limited cybersecurity liability insurance policy.

Our Senior Vice President of Information Technology (SVP, IT) is responsible for the establishment and maintenance of our cybersecurity program, as well as the assessment and management of cybersecurity risks. Our current SVP, IT has over 25 years of experience in information technology and possesses the requisite education, skills and experience expected of an individual assigned to these duties. We also engage third-party consultants and auditors to assess the effectiveness of our cybersecurity prevention and response systems and processes. Where applicable, third-party service providers are contractually obligated to notify us of material incidents arising from cybersecurity events within their purview.

We identify, assess and manage material risks from cybersecurity threats by following written policies and procedures, which are in compliance with the International Organization for Standardization (ISO) 27001 Information Security Management System. The output of this process is then integrated with our enterprise risk management (ERM) program. The ERM program is managed by our Chief Operating Officer (COO), with input from various representatives across our business operations, and is used to assess risks to our business based on their potential likelihood and magnitude of impact. Our information technology organization provides the inputs to our ERM process related to material cybersecurity risks and mitigation plans. The information technology team is responsible for the prevention, detection, mitigation and remediation of cybersecurity incidents. Cybersecurity incidents are documented and triaged in accordance with a defined process. Incidents deemed to be significant are escalated to the Audit Committee of our Board of Directors after appropriate assessment by the information technology organization and other internal stakeholders. In the event an incident highlights an emerging or previously unidentified cybersecurity risk, such risk is then synthesized into the ERM process.

The Audit Committee of our Board of Directors oversees our ERM program and is apprised of material risks arising from cybersecurity threats impacting our business. The COO provides quarterly reporting on our material enterprise risks to the Audit Committee. In addition to material risks identified by the ERM process, our information technology management provides periodic reporting, at least semi-annually, on our cybersecurity risk profile and risk mitigation strategies to the Audit Committee. This reporting is also made available to the full Board of Directors.

In the last three years, we have not identified any cybersecurity incidents which have materially affected, or are reasonably likely to materially affect, our business. For further information regarding cybersecurity risks, please refer to “Risk Factors – Risks Related to Our Business Operations” and other risks described in the “Risk Factors” section of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Rockville, Maryland. We occupy approximately 186,000 square feet of office, laboratory and manufacturing space at this location, including a fully operational cGMP manufacturing facility, under a lease that expires in September 2036, subject to certain extension and termination options that we hold under the lease agreement.

We also occupy approximately 78,000 square feet of office, laboratory and warehousing space at other locations in Rockville, Maryland and Washington, D.C., and approximately 10,000 square feet of office space in New York, New York, under leases that expire at various dates through 2029, some of which are renewable for additional years.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2018 and December 31, 2023, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. The figures below assume an investment of $100 in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index at the closing price on December 31, 2018 and assumes the reinvestment of dividends, if any.

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

$100 investment in stock or index	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
REGENXBIO Inc.	$100	$98	$108	$78	$54	$43
Nasdaq Composite	$100	$137	$198	$242	$163	$236
Nasdaq Biotechnology	$100	$125	$158	$158	$142	$149

Holders

As of February 22, 2024, there were six holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, as stockholders who are beneficial owners of our common stock hold such shares in street name through brokers and other nominees that are record holders of our common stock.

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

For a full discussion and analysis of financial condition and results of operations for the year ended December 31, 2022, including a year-over-year comparison to the year ended December 31, 2021, please read the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on February 28, 2023.

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

We are also evaluating the pharmacodynamics, safety and efficacy of ABBV-RGX-314 in patients with wet AMD using the subretinal delivery approach in a Phase II bridging study using Good Manufacturing Practices (cGMP) material produced by our NAVXpress™ bioreactor platform process.

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

AFFINITY DUCHENNE™ is a multicenter, open-label dose evaluation and dose expansion clinical trial to evaluate the safety, tolerability and clinical efficacy of a one-time intravenous (IV) dose of RGX-202 in patients with Duchenne. In February 2024, we reported interim data from the trial, demonstrating that RGX-202 continued to be well tolerated with no drug-related serious adverse events in five patients at dose levels 1 and 2. Initial biomarker data in three patients who completed three-month assessments indicate encouraging increases in expression of RGX-202 microdystrophin and reduction from baseline in serum creatinine kinase levels, supporting evidence of clinical improvement. We expect to make a pivotal dose determination in mid-2024. We expect to share initial strength and functional assessment data for both dose levels and the initiation of a pivotal trial in the second half of 2024. We plan to use RGX-202 microdystrophin expression as a surrogate endpoint to support a Biologics License Application (BLA) filing using the accelerated approval pathway.

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

CAMPSIITE® is a Phase I/II/III multi-center, open-label trial to evaluate the efficacy, safety, tolerability and pharmacodynamics of RGX-121 in patients with MPS II aged 4 months up to 5 years old. We continue to follow patients in the trial, and in February 2024, we reported that the pivotal phase of the CAMPSIITE trial achieved its primary endpoint. We plan to use levels of cerebrospinal fluid D2S6 as a surrogate endpoint for accelerated approval and we are completing remaining activities in order to support a BLA submission in the second half of 2024. We believe that RGX-121 is likely to be eligible for priority review, especially if no other gene therapy product for MPS II is approved before submission of a BLA for RGX-121, and potential approval of the Company's planned BLA for RGX-121 could result in receipt of a Rare Pediatric Disease Priority Review Voucher in 2025, assuming the statutory criteria are met.

Strategic Pipeline Prioritization and Restructuring

In November 2023, we implemented a strategic pipeline prioritization and corporate restructuring designed to prioritize the development of ABBV-RGX-314, RGX-202 and RGX-121. Further, we will be seeking strategic alternatives, including potential partnering, for our other clinical stage product candidates: (i) RGX-111 for the treatment of Mucopolysaccharidosis Type I (MPS I), (ii) RGX-181 for the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease, and (iii) RGX-381 for the treatment of the ocular manifestations of CLN2 disease. The restructuring plan included a reduction in workforce and other planned operating expenses, primarily in rare neurodegenerative disease development, early research and other general and administrative areas. We implemented a reduction in workforce of approximately 15%, which was substantially completed in the fourth quarter of 2023. For additional information regarding the corporate restructuring, please refer to Note 14, “Restructuring” to the accompanying audited consolidated financial statements.

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of December 31, 2023, our NAV Technology Platform was being applied in one commercial product (Zolgensma®), and the preclinical and clinical development of a number of other licensed products. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform and creating potential additional revenue.

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

Collaboration and License Agreement with AbbVie

Effective in November 2021, we entered into a collaboration and license agreement with AbbVie Global Enterprises Ltd. (AbbVie), a subsidiary of AbbVie Inc., to jointly develop and commercialize ABBV-RGX-314 (the AbbVie Collaboration Agreement). We recognized license and royalty revenue of $370.0 million upon the effective date of the collaboration in November 2021. The AbbVie Collaboration Agreement may materially impact our future revenues, research and development expenses, other operating expenses and operating cash flows associated with the development and commercialization of ABBV-RGX-314. For additional information regarding the AbbVie Collaboration Agreement, please refer to Note 10, “License and Collaboration Agreements—AbbVie Collaboration and License Agreement” to the accompanying audited consolidated financial statements.

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

We expect to continue to incur significant research and development expenses for the foreseeable future as we continue the development of our product candidates and engage in early research and development for prospective product candidates and new technologies. The following table summarizes our research and development expenses incurred during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Direct Expenses
ABBV-RGX-314	$23,512	$49,538	$26,084
RGX-202	10,426	16,863	8,215
RGX-121	18,606	8,198	9,062
Other product candidates	8,490	6,156	4,365
Total direct expenses	61,034	80,755	47,726
Unallocated Expenses
Platform and new technologies	41,583	43,236	35,188
Personnel-related	95,112	90,383	76,979
Facilities and depreciation expense	28,842	22,820	18,918
Other unallocated	5,695	5,259	2,626
Total unallocated expenses	171,232	161,698	133,711
Total research and development	$232,266	$242,453	$181,437

Direct expenses related to the development of ABBV-RGX-314 for the years ended December 31, 2023, 2022 and 2021 include $74.2 million, $19.3 million and $5.9 million, respectively, in net cost reimbursement from AbbVie under our eye care collaboration which were recorded as a reduction of research and development expenses. Net cost reimbursement from AbbVie includes reimbursement of personnel and overhead costs attributable to the development of ABBV-RGX-314, the underlying costs of which are reported as unallocated expenses in the table above. We typically utilize our employee and infrastructure resources across our development programs. In general, we do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs.

Platform and new technologies reported in the table above include direct costs not identifiable with a specific lead product candidate, including costs associated with our research and development platform used across programs, process development, manufacturing analytics and early research and development for prospective product candidates and new technologies.

Direct expenses related to the development of RGX-111, RGX-181 and RGX-381 are included in other product candidates in the table above. While we have discontinued internal development and are seeking strategic alternatives for these product candidates, we expect to continue to incur development expenses associated with long-term follow up studies for these product candidates.

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

Investment Income

Investment income consists of interest income earned and gains and losses realized from our cash equivalents, marketable securities and non-marketable equity securities. Cash equivalents are comprised of money market mutual funds and highly liquid debt securities with original maturities of 90 days or less at acquisition. Marketable securities are comprised of available-for-sale debt securities.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606). ASC 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The following five steps are performed to determine the appropriate revenue recognition for arrangements within the scope of ASC 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies the performance obligations.

We apply the five-step model to contracts that are within the scope of ASC 606 only when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, for contracts within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to respective performance obligations when (or as) the respective performance obligations are satisfied.

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

Our license agreements are accounted for as contracts with customers within the scope of ASC 606, with the exception of transactions for which the counterparty is determined not to be a customer. At the inception of each license agreement, we determine the contract term for purposes of applying the requirements of ASC 606. Licenses are generally terminable at the option of the licensee with advance notice to us. For each license granted, including licenses granted upon the exercise of license options, we evaluate these termination rights to determine whether a substantive termination penalty would be incurred by the licensee upon termination. If the licensee incurs a substantive termination penalty upon termination, the contract term for revenue recognition purposes is generally equal to the stated term of the license, which is the life of the underlying licensed patents. Alternatively, if the licensee does not incur a substantive termination penalty upon termination, the contract term for revenue recognition purposes may be shorter than the stated term of the license, in which case the termination rights may be accounted for as contract renewal options. The determination of whether a substantive termination penalty is associated with the termination rights requires significant judgment. In making this determination, we consider, among other things, the nature of the intellectual property rights that would be returned to us upon termination, including the exclusivity of the licensed rights and the stage of development of the licensed products, the payment terms, including the amount and timing of non-refundable or guaranteed payments, and the business purpose of the termination rights granted to the licensee. Generally, the most significant judgment in determining whether a substantive termination penalty exists relates to the amount of any up-front or guaranteed non-refundable payments relative to the amount of annual payments that may be avoided by the licensee upon termination of the license. We consider all of the facts and circumstances relevant to each license when making this determination.

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

Collaborative Arrangements

We evaluate our agreements with collaboration partners to determine whether they are within the scope of ASC 808, Collaborative Arrangements (ASC 808). Such arrangements are within the scope of ASC 808 if they involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This evaluation is performed throughout the life of the arrangement based on any changes in the roles and responsibilities of the parties under the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we identify the various transactions with the counterparty and determine if any unit of account is more reflective of a transaction with a customer and therefore should be accounted for within the scope of ASC 606. For transactions that are accounted for pursuant to ASC 808, an appropriate method of recognition and presentation is determined and consistently applied. For transactions that are accounted for pursuant to ASC 606, we apply the five-step model as described in our revenue recognition policies.

For additional information regarding our collaborative arrangements, including our ABBV-RGX-314 collaboration with AbbVie which became effective in November 2021, please refer to Note 10, “License and Collaboration Agreements” to the accompanying audited consolidated financial statements.

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

Stock-based Compensation

We account for our stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based awards to employees and nonemployees to be recognized as expense based on the grant date fair value of the awards. Our stock-based awards include stock options and restricted stock units granted to employees and nonemployees and shares issued to employees under our employee stock purchase plan.

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

We estimate the fair value of our stock option awards using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (i) the fair value of the underlying common stock, (ii) the expected stock price volatility, (iii) the expected term of the award, (iv) the risk-free interest rate and (v) expected dividends. The fair value of our common stock, as used as an input to determine the fair value of our stock option awards, is based on the closing price of our common stock on the date of the grant. We estimate expected stock price volatility based on the historical volatility of our common stock over a period of time commensurate with the expected term of our stock option awards. Due to the lack of sufficient historical data, we estimate the expected term of our employee stock options using the “simplified” method, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. For stock options granted to nonemployees, we use the contractual term of the award rather than expected term to estimate the fair value of the award. We estimate the risk-free interest rates for periods within the expected term of its options based on the rates of U.S. Treasury securities with maturity dates commensurate with the expected term of the associated awards. We assume a dividend yield of zero for our common stock as we have never paid dividends and do not expect to pay dividends for the foreseeable future.

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

As of December 31, 2023, we had federal net operating loss (NOL) carryforwards of $212.7 million, U.S. state NOL carryforwards of $259.1 million and federal and state research and development tax credit carryforwards of $77.3 million (net of unrecognized tax benefits of $0.1 million) which may be available to offset future income tax liabilities. Our federal NOL carryforwards and a portion of our state NOL carryforwards as of December 31, 2023 may be carried forward indefinitely. The remaining portion of our state NOL carryforwards and our federal and state credit carryforwards as of December 31, 2023 expire at various dates between 2029 and 2043.

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, including our NOL and credit carryforwards. Based on our history of operating losses, and other relevant facts and circumstances, we concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we provided a full valuation allowance for our net deferred tax assets as of December 31, 2023 and 2022.

Results of Operations

Our consolidated results of operations were as follows (in thousands):

	Years Ended December 31,			Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenues
License and royalty revenue	$90,242	$112,724	$470,347	$(22,482)	$(357,623)
Total revenues	90,242	112,724	470,347	(22,482)	(357,623)
Operating Expenses
Cost of revenues	37,213	54,545	51,833	(17,332)	2,712
Research and development	232,266	242,453	181,437	(10,187)	61,016
General and administrative	88,494	85,281	79,333	3,213	5,948
Credit losses (recoveries)	—	—	(2,569)	—	2,569
Other operating expenses (income)	397	(6,679)	333	7,076	(7,012)
Total operating expenses	358,370	375,600	310,367	(17,230)	65,233
Income (loss) from operations	(268,128)	(262,876)	159,980	(5,252)	(422,856)
Other Income (Expense)
Interest income from licensing	25	342	719	(317)	(377)
Investment income	11,319	5,383	6,825	5,936	(1,442)
Interest expense	(6,862)	(23,254)	(26,277)	16,392	3,023
Total other income (expense)	4,482	(17,529)	(18,733)	22,011	1,204
Income (loss) before income taxes	(263,646)	(280,405)	141,247	16,759	(421,652)
Income Tax Benefit (Expense)	152	84	(13,407)	68	13,491
Net income (loss)	$(263,494)	$(280,321)	$127,840	$16,827	$(408,161)

Comparison of the Years Ended December 31, 2023 and 2022

License and Royalty Revenue. License and royalty revenue decreased by $22.5 million, from $112.7 million for the year ended December 31, 2022 to $90.2 million for the year ended December 31, 2023. The decrease was primarily attributable to Zolgensma royalty revenues, which decreased by $16.6 million, from $101.9 million in 2022 to $85.3 million in 2023. As reported by Novartis, sales of Zolgensma in 2023 decreased by 11% (USD) as compared to 2022, and established markets are now treating mainly incident patients.

Cost of Revenues. Cost of revenues decreased by $17.3 million, from $54.5 million for the year ended December 31, 2022 to $37.2 million for the year ended December 31, 2023. The decrease was largely attributable to a non-recurring charge of $9.2 million recognized in the first quarter of 2022 related to the amendment of our license agreement with The Trustees of the University of Pennsylvania (Penn) to buy out our obligation to pay sublicense fees to Penn under the license agreement. The remaining decrease in cost of revenues was primarily attributable to a reduction in upstream royalties payable to licensors on net sales of Zolgensma during the period.

Research and Development Expense. Research and development expenses decreased by $10.2 million, from $242.5 million for the year ended December 31, 2022 to $232.3 million for the year ended December 31, 2023. The decrease was primarily attributable to the following:

•
a decrease of $11.6 million in manufacturing expenses and other costs of clinical supply for our lead product candidates, largely driven by ABBV-RGX-314 and RGX-202 clinical supply;
•
a decrease of $8.4 million in costs associated with clinical trial and regulatory activities, largely driven by an increase in net development cost reimbursement from AbbVie under our ABBV-RGX-314 collaboration, and partially offset by increases in clinical trial expenses for RGX-121 and RGX-202; and
•
a decrease of $2.2 million in costs associated with preclinical activities and other early stage research and development.

The decrease in research and development expenses was partially offset by the following:

•
an increase of $7.2 million in costs for laboratories and facilities used by research and development personnel, including a $4.4 million increase in depreciation expense allocated to research and development functions, largely driven by the activation of our cGMP facility in mid-2022; and

•
an increase of $4.7 million in personnel-related costs for research and development personnel, net of a $0.8 million decrease in stock-based compensation expense, largely driven by $3.0 million in restructuring charges for employee severance and benefits recognized in the fourth quarter of 2023.

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

General and Administrative Expense. General and administrative expenses increased by $3.2 million, from $85.3 million for the year ended December 31, 2022 to $88.5 million for the year ended December 31, 2023. The increase was primarily attributable to personnel-related costs, professional fees for corporate advisory services and other corporate overhead expenses.

Other Operating Expenses (Income). Other operating expenses were $0.4 million for the year ended December 31, 2023, as compared to other operating income of $6.7 million for the year ended December 31, 2022. The change was primarily attributable to proceeds of $7.5 million received under a settlement agreement with a third party in the fourth quarter of 2022 that released certain claims regarding infringement of the Company's intellectual property.

Investment Income. Investment income increased by $5.9 million, from $5.4 million for the year ended December 31, 2022 to $11.3 million for the year ended December 31, 2023. The increase was largely attributable to a realized gain of $2.2 million recognized in 2023 upon the achievement of milestones associated with the acquisition of our non-marketable equity securities of Corlieve Therapeutics SAS (Corlieve) by uniQure N.V. (uniQure) in July 2021. The remaining increase was primarily attributable to higher yields on investments in cash equivalents and marketable debt securities.

Interest Expense. Interest expense decreased by $16.4 million, from $23.3 million for the year ended December 31, 2022 to $6.9 million for the year ended December 31, 2023. The decrease was primarily attributable to a lower balance in our liability related to the sale of future royalties resulting from Zolgensma royalties paid to HCR, as well as changes in the effective interest rate of the liability resulting from changes in the estimated royalties forecasted to be paid to HCR over the life of the royalty purchase agreement.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $314.1 million, which were primarily derived from the sale of our common stock and license fees received under the AbbVie Collaboration Agreement. We expect that our cash, cash equivalents and marketable securities as of December 31, 2023, will enable us to fund our operating expenses and capital expenditure requirements, and are sufficient to meet our financial commitments and obligations, for at least the next 12 months from the date of this report, based on our current business plan. Our recent sources of liquidity include the following events and transactions:

•
Effective in November 2021, we entered into the AbbVie Collaboration Agreement for the development and commercialization of ABBV-RGX-314. Pursuant to the AbbVie Collaboration Agreement, we received an up-front fee of $370.0 million from AbbVie upon the effective date of the agreement in November 2021, and we are eligible to receive up to $1.38 billion from AbbVie upon the achievement of specified development and sales-based milestones. Additionally, the parties will share equally in the net profits and net losses associated with the commercialization of ABBV-RGX-314 in the United States, and we are eligible to receive tiered royalties on net sales by AbbVie of ABBV-RGX-314 outside the United States.
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

We intend to devote the majority of our current capital to preclinical research, clinical development, seeking regulatory approval of our product candidates and, if approved, commercialization of our product candidates, as well as additional capital expenditures needed to support these activities. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the total amount of operating expenditures and capital outlays necessary to complete the development of our product candidates. While we expect the pipeline prioritization and corporate restructuring implemented in November 2023 to result in cost savings, we may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the restructuring. In addition, we may not achieve the expected benefits of any cost reduction measures on our currently anticipated timeline, or at all. Furthermore, our estimates are based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect which could accelerate our liquidity needs.

At-the-Market Offering Program

On September 1, 2023, we entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. (BofA) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through BofA, acting as our sales agent (the ATM Program). We intend to use proceeds obtained from the sale of shares under the ATM Program, if any, for general corporate purposes. As of December 31, 2023, no shares of common stock had been sold under the ATM Program.

Private Placement

On July 7, 2023, we sold 257,466 shares of our common stock in a private placement transaction for which we received aggregate net proceeds of $4.9 million, net of offering expenses.

Cash Flows

Our consolidated cash flows were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$(218,407)	$(207,488)	$218,875
Net cash provided by (used in) investing activities	190,943	(11,929)	(406,642)
Net cash provided by (used in) financing activities	(34,966)	(28,840)	195,250
Net increase (decrease) in cash and cash equivalents and restricted cash	$(62,430)	$(248,257)	$7,483

Cash Flows from Operating Activities

Our net cash used in operating activities for the year ended December 31, 2023 increased by $10.9 million from the year ended December 31, 2022. We expect to continue to incur regular net cash outflows from operations for the foreseeable future as we continue the development and advancement of our product candidates and other research programs.

For the year ended December 31, 2023, our net cash used in operating activities of $218.4 million consisted of a net loss of $263.5 million and unfavorable changes in operating assets and liabilities of $10.9 million, offset by adjustments for non-cash items of $56.0 million. The changes in operating assets and liabilities include an increase in other current assets of $10.5 million, which was driven primarily by an increase in net cost reimbursement due from AbbVie under our ABBV-RGX-314 collaboration. Other changes in operating assets and liabilities occurred in the normal course of business as a result of changes in operating working capital. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $40.3 million and depreciation and amortization expense of $17.3 million.

For the year ended December 31, 2022, our net cash used in operating activities of $207.5 million consisted of a net loss of $280.3 million, offset by adjustments for non-cash items of $58.9 million and favorable changes in operating assets and liabilities of $14.0 million. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $40.8 million and depreciation and amortization expense of $12.9 million. The changes in operating assets and liabilities include an increase in other liabilities of $8.1 million, which was driven primarily by a long-term liability recorded during the period related to the amendment of the Penn License in the first quarter of 2022. The favorable changes in operating assets and liabilities were partially offset by a net decrease in total accounts payable and accrued expenses and other current liabilities of $6.8 million, which was driven primarily by decreases in accrued sublicense fees and royalties and income taxes payable. Other changes in operating assets and liabilities occurred in the normal course of business as a result of changes in operating working capital.

Cash Flows from Investing Activities

For the year ended December 31, 2023, our net cash provided by investing activities consisted of $285.5 million in maturities of marketable debt securities and $2.0 million in proceeds received from uniQure upon the achievement of milestones associated with their acquisition of Corlieve, offset by $86.6 million to purchase marketable debt securities and $10.0 million to purchase property and equipment.

For the year ended December 31, 2022, our net cash used in investing activities primarily consisted of $184.9 million to purchase marketable debt securities and $30.7 million to purchase property and equipment, partially offset by $203.1 million in maturities of marketable debt securities.

Cash Flows from Financing Activities

For the year ended December 31, 2023, our net cash used in financing activities primarily consisted of $42.3 million of Zolgensma royalties paid to HCR, net of imputed interest, under our royalty purchase agreement. Our net cash used in financing activities was partially offset by $4.9 million in net proceeds received from a private placement of our common stock in July 2023 and $3.3 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

For the year ended December 31, 2022, our net cash used in financing activities primarily consisted of $33.1 million of Zolgensma royalties paid to HCR, net of imputed interest, under our royalty purchase agreement, and was partially offset by $4.5 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

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

Under the terms of our royalty purchase agreement with HCR, our future Zolgensma royalties, less amounts payable by us to certain licensors, will be payable to HCR up to a specified capped amount. As of December 31, 2023, the total amount of future Zolgensma royalties to be paid to HCR under the agreement was $102.0 million if paid by November 7, 2024, or $142.0 million if paid after that date. We have no obligation to repay any amounts to HCR if total future Zolgensma royalty payments are not sufficient to repay these amounts.

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $705.0 million as of December 31, 2023. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect to continue to incur significant research and development and general and administrative expenses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect to continue to incur capital expenditures associated with building out additional laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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
•
our current licensing agreements or collaborations remaining in effect, including the AbbVie Collaboration Agreement, and our ability to timely achieve any milestones set forth in such agreements or collaborations;
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to interest rate risk results from the cash equivalents and marketable securities in our investment portfolio. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. At any time, significant changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. As of December 31, 2023 and 2022, we had cash, cash equivalents and marketable securities of $314.1 million and $565.2 million, respectively. Our cash equivalents and marketable securities as of December 31, 2023 consisted of money market mutual funds, U.S. government and agency securities, certificates of deposit and corporate bonds. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2023, we estimate that the increase would have resulted in a hypothetical decline of $1.5 million in the net fair value of our interest-sensitive securities. A similar increase in market interest rates as of December 31, 2022 would have resulted in an estimated hypothetical decline of $4.0 million in the net fair value of our interest-sensitive securities as of December 31, 2022.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk as a result of entering into transactions denominated in currencies other than U.S. dollars, primarily including euros and British pounds. All foreign currency transactions settle on the applicable spot exchange basis at the time such payments are made. Accordingly, an adverse movement in foreign exchange rates between the U.S. dollar and the aforementioned currencies could impact our results of operations and cash flows. Currently, we do not hedge these foreign currency exchange rate exposures. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not materially harm our business, financial condition or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2023, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in the COSO 2013 framework.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which accompanies our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2023, each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c) (Rule 10b5-1 Plan), were as follows:

			Scheduled Expiration	Rule 10b5-1 Trading Plan	Aggregate # of
			or	Provides for	Securities to be
Name	Action (a)	Date Adopted	Termination Date	Purchase/Sale	Purchased/Sold (b)
Patrick J. Christmas	Termination	12/23/2022	12/27/2023	Sale	95,476
Executive Vice President, Chief Legal Officer	Adoption	12/28/2023	12/31/2024	Sale	79,056

(a)
Patrick J. Christmas' Rule 10b5-1 Plan was terminated on December 27, 2023, prior to its scheduled expiration date of December 31, 2024 (the 2023 Plan). Mr. Christmas terminated the 2023 Plan in order to amend certain terms, and thereafter entered into a new Rule 10b5-1 Plan on December 28, 2023 (the 2024 Plan) to reflect those amendments in the 2024 Plan. No sales occurred under the 2023 Plan prior to its termination.
(b)
The aggregate number of shares in this column includes shares that may be forfeited or withheld to satisfy exercise price and tax withholding obligations at the time of vesting.

Other than as described above, during the three months ended December 31, 2023, none of our directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC's Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our proxy statement for the 2024 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 (2024 Proxy Statement) under the headings “Election of Directors,” “Information about our Executive Officers” and “Corporate Governance” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our 2024 Proxy Statement under the headings “Corporate Governance,” “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our 2024 Proxy Statement under the headings “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our 2024 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our 2024 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

REGENXBIO INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of REGENXBIO Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of REGENXBIO Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Royalty Revenue

As described in Notes 2 and 10 to the consolidated financial statements, the Company recognizes royalty revenue on sales of licensed products. The Company’s consolidated royalty revenue was $85.3 million for the year ended December 31, 2023.

The principal consideration for our determination that performing procedures relating to royalty revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over the revenue recognition process. These procedures also included, among others, (i) obtaining and inspecting third party royalty reports and the related cash settlement, where applicable, (ii) testing the completeness and accuracy of data provided by management, and (iii) evaluating the financial statement presentation and related disclosures.

/s/ PricewaterhouseCoopers LLP

Washington, District of Columbia

February 27, 2024

We have served as the Company’s auditor since 2015.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$34,522	$96,952
Marketable securities	240,736	267,690
Accounts receivable (net of allowance of $4,587 as of December 31, 2023)	24,790	28,082
Prepaid expenses	14,520	13,900
Other current assets	20,403	9,352
Total current assets	334,971	415,976
Marketable securities	38,871	200,560
Accounts receivable (net of allowance of $4,152 as of December 31, 2022)	701	1,504
Property and equipment, net	132,103	141,685
Operating lease right-of-use assets	60,487	65,116
Restricted cash	2,030	2,030
Other assets	4,807	6,397
Total assets	$573,970	$833,268
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,786	$27,213
Accrued expenses and other current liabilities	49,703	46,794
Deferred revenue	148	1,829
Operating lease liabilities	7,068	5,997
Liability related to sale of future royalties	50,567	48,601
Total current liabilities	130,272	130,434
Operating lease liabilities	82,222	88,802
Liability related to sale of future royalties	43,485	89,005
Other liabilities	6,249	8,832
Total liabilities	262,228	317,073
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at December 31, 2023 and 2022; 44,046 and 43,299 shares issued and outstanding at December 31, 2023 and 2022, respectively	4	4
Additional paid-in capital	1,021,214	973,145
Accumulated other comprehensive loss	(4,429)	(15,401)
Accumulated deficit	(705,047)	(441,553)
Total stockholders’ equity	311,742	516,195
Total liabilities and stockholders’ equity	$573,970	$833,268

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Revenues
License and royalty revenue	$90,242	$112,724	$470,347
Total revenues	90,242	112,724	470,347
Operating Expenses
Cost of revenues	37,213	54,545	51,833
Research and development	232,266	242,453	181,437
General and administrative	88,494	85,281	79,333
Credit losses (recoveries)	—	—	(2,569)
Other operating expenses (income)	397	(6,679)	333
Total operating expenses	358,370	375,600	310,367
Income (loss) from operations	(268,128)	(262,876)	159,980
Other Income (Expense)
Interest income from licensing	25	342	719
Investment income	11,319	5,383	6,825
Interest expense	(6,862)	(23,254)	(26,277)
Total other income (expense)	4,482	(17,529)	(18,733)
Income (loss) before income taxes	(263,646)	(280,405)	141,247
Income Tax Benefit (Expense)	152	84	(13,407)
Net income (loss)	$(263,494)	$(280,321)	$127,840
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net	10,972	(12,832)	(2,209)
Total other comprehensive income (loss)	10,972	(12,832)	(2,209)
Comprehensive income (loss)	$(252,522)	$(293,153)	$125,631

Net income (loss) per share:
Basic	$(6.02)	$(6.50)	$3.01
Diluted	$(6.02)	$(6.50)	$2.91
Weighted-average common shares outstanding:
Basic	43,734	43,152	42,438
Diluted	43,734	43,152	43,913

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	37,476	$4	$667,181	$(360)	$(289,072)	$377,753
Issuance of common stock upon public offering, net of transaction costs of $14,194	4,899	—	216,059	—	—	216,059
Exercise of stock options, net of tax	403	—	4,279	—	—	4,279
Issuance of common stock under employee stock purchase plan	54	—	1,768	—	—	1,768
Stock-based compensation expense	—	—	38,808	—	—	38,808
Unrealized loss on available-for-sale securities, net	—	—	—	(2,209)	—	(2,209)
Net income	—	—	—	—	127,840	127,840
Balances at December 31, 2021	42,831	4	928,095	(2,569)	(161,232)	764,298
Vesting of restricted stock units, net of tax	60	—	(284)	—	—	(284)
Exercise of stock options, net of tax	332	—	2,804	—	—	2,804
Issuance of common stock under employee stock purchase plan	76	—	1,742	—	—	1,742
Stock-based compensation expense	—	—	40,788	—	—	40,788
Unrealized loss on available-for-sale securities, net	—	—	—	(12,832)	—	(12,832)
Net loss	—	—	—	—	(280,321)	(280,321)
Balances at December 31, 2022	43,299	4	973,145	(15,401)	(441,553)	516,195
Vesting of restricted stock units, net of tax	164	—	(419)	—	—	(419)
Exercise of stock options, net of tax	223	—	1,521	—	—	1,521
Issuance of common stock under employee stock purchase plan	103	—	1,826	—	—	1,826
Issuance of common stock upon private placement, net of transaction costs of $126	257	—	4,874	—	—	4,874
Stock-based compensation expense	—	—	40,267	—	—	40,267
Unrealized gain on available-for-sale securities, net	—	—	—	10,972	—	10,972
Net loss	—	—	—	—	(263,494)	(263,494)
Balances at December 31, 2023	44,046	$4	$1,021,214	$(4,429)	$(705,047)	$311,742

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$(263,494)	$(280,321)	$127,840
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation expense	40,267	40,788	38,808
Depreciation and amortization	17,320	12,909	9,564
Provision for credit losses (recoveries)	—	—	(2,569)
Net amortization of premiums on marketable debt securities	687	4,712	5,842
Net realized loss (gain) on investments	(2,205)	79	(5,189)
Non-cash interest expense	(414)	137	4,642
Other non-cash adjustments	319	231	(281)
Changes in operating assets and liabilities
Accounts receivable	3,935	4,822	14,118
Prepaid expenses	(620)	4,852	(8,247)
Other current assets	(10,546)	247	(7,314)
Operating lease right-of-use assets	5,761	4,450	4,866
Other assets	1,590	31	(2,272)
Accounts payable	(2,791)	18,790	(2,304)
Accrued expenses and other current liabilities	2,452	(25,616)	29,908
Deferred revenue	(1,512)	(1,165)	(899)
Operating lease liabilities	(6,641)	(544)	12,073
Other liabilities	(2,515)	8,110	289
Net cash provided by (used in) operating activities	(218,407)	(207,488)	218,875
Cash flows from investing activities
Purchases of marketable debt securities	(86,564)	(184,875)	(498,144)
Maturities of marketable debt securities	285,492	203,146	170,086
Sales of equity securities	1,975	524	5,591
Purchases of property and equipment	(9,960)	(30,724)	(84,175)
Net cash provided by (used in) investing activities	190,943	(11,929)	(406,642)
Cash flows from financing activities
Proceeds from exercise of stock options	1,521	2,804	4,281
Taxes paid related to net settlement of stock-based awards	(419)	(284)	(2)
Proceeds from issuance of common stock under employee stock purchase plan	1,826	1,742	1,768
Proceeds from public offering of common stock, net of underwriting discounts and commissions	—	—	216,438
Proceeds from private placement of common stock, net of issuance costs	4,874	—	—
Offering expenses related to at-the-market offering program	(470)	—	—
Issuance costs for public offering of common stock	—	—	(379)
Transaction costs for sale of future royalties	—	—	(265)
Repayments under liability related to sale of future royalties, net of imputed interest	(42,298)	(33,102)	(26,591)
Net cash provided by (used in) financing activities	(34,966)	(28,840)	195,250
Net increase (decrease) in cash and cash equivalents and restricted cash	(62,430)	(248,257)	7,483
Cash and cash equivalents and restricted cash
Beginning of period	98,982	347,239	339,756
End of period	$36,552	$98,982	$347,239
Supplemental cash flow information
Cash paid (received) for income taxes	$(142)	$11,812	$5,996
Cash paid for imputed interest under liability related to sale of future royalties	$7,276	$23,117	$21,635

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

REGENXBIO Inc. (the Company) is a clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. The Company's investigational gene therapies use adeno-associated virus (AAV) vectors from its proprietary gene delivery platform (NAV Technology Platform). The NAV® Technology Platform consists of exclusive rights to a large portfolio of AAV vectors, including commonly used AAV8 and AAV9. The Company has developed a broad pipeline of gene therapy product candidates using the NAV Technology Platform as a one-time treatment to address an array of diseases. In addition to its internal product development efforts, the Company also selectively licenses the NAV Technology Platform to other leading biotechnology and pharmaceutical companies (NAV Technology Licensees). As of December 31, 2023, the NAV Technology Platform was being applied by NAV Technology Licensees in one commercial product, Zolgensma®, and in the preclinical and clinical development of a number of other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development and commercialization of certain product candidates. The Company was formed in 2008 in the State of Delaware and is headquartered in Rockville, Maryland.

The Company has incurred cumulative losses since inception and as of December 31, 2023, had generated an accumulated deficit of $705.0 million. The Company's ability to transition to recurring profitability is dependent upon achieving a level of revenues adequate to support its cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability, and unless and until it does, the Company will continue to need to raise additional capital. There is no assurance that the Company will be able to raise sufficient capital or obtain financing on favorable terms, or at all. As of December 31, 2023, the Company had cash, cash equivalents and marketable securities of $314.1 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

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

The Company’s revenues consist of license and royalty revenue. For the year ended December 31, 2023, 32% of the Company’s revenues were attributed to the U.S. and no other country accounted for 10% or more of the Company’s revenues. For the year ended December 31, 2022, 35% and 10% of the Company’s revenues were attributed to the U.S. and Germany, respectively, and no other countries accounted for 10% or more of the Company’s revenues. For the year ended December 31, 2021, 79% and 7% of the Company’s revenues were attributed to Bermuda and the U.S., respectively, and no other countries accounted for 10% or more of the Company’s revenues. The country of origin for license revenue is determined based on the country of domicile of the licensee. The country of origin for royalty revenue is determined based on the location of the underlying net sales of licensed products. The substantial majority of the Company’s assets reside in the U.S.

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

	As of December 31,
	2023	2022	2021
Cash and cash equivalents	$34,522	$96,952	$345,209
Restricted cash	2,030	2,030	2,030
Total cash and cash equivalents and restricted cash	$36,552	$98,982	$347,239

Marketable Securities

Marketable securities consist of available-for-sale debt securities and are carried at fair value. Marketable debt securities with remaining maturity dates exceeding 12 months which are not intended to be sold prior to maturity for use in current operations are classified as non-current assets. Unrealized gains and losses on available-for-sale debt securities, net of any related tax effects, are excluded from results of operations and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. The Company uses the aggregate portfolio approach to release the tax effects of unrealized gains and losses on available-for-sale debt securities in accumulated other comprehensive loss. Purchase premiums and discounts on marketable debt securities are amortized or accreted into the cost basis over the life of the related security as adjustments to the yield using the effective-interest method. Interest income is recognized when earned. Realized gains and losses from the sale or maturity of marketable securities are based on the specific identification method and are included in results of operations as investment income.

At each reporting date, the Company evaluates available-for-sale debt securities which have an amortized cost basis in excess of the fair value of the security to determine if the unrealized loss or any potential credit losses should be recognized in results of operations. If the Company does not have the intent and ability to hold the security until recovery of the unrealized loss, the difference between the fair value and amortized cost basis of the security is charged to results of operations resulting in a new amortized cost basis of the security. If the Company has the intent and ability to hold the security until recovery of the unrealized loss, the security is evaluated for potential credit losses. If a credit loss is deemed to exist, the credit loss is recognized in results of operations and an allowance for credit losses is recorded against the amortized cost basis of the security. In determining whether a credit loss exists related to impaired available-for-sale debt securities, the Company considers, among other factors, the extent of the unrealized loss relative to the amortized cost basis, the credit rating of the issuer and any recent changes thereto, current and expected future economic conditions, and any adverse events or other changes in circumstances that have occurred which may indicate a potential credit loss. The Company did not record an allowance for credit losses on its available-for-sale debt securities as of December 31, 2023 or 2022.

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

The following table summarizes those customers who represented at least 10% of revenues or total net accounts receivable for the periods presented:

	Revenues			Accounts Receivable, Net
	Years Ended December 31,			As of December 31,
	2023	2022	2021	2023	2022
Customer A	95%	90%	20%	95%	92%
Customer B	*	*	79%	*	*

* Represented less than 10%

Leases

The Company accounts for its lease arrangements in accordance with Accounting Standards Codification (ASC) 842, Leases (ASC 842). Under ASC 842, the Company classifies its leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, the Company records a right-of-use asset and a lease liability for all leases with a term greater than 12 months. All of the Company’s leases as of December 31, 2023 and 2022 have been classified as operating leases. Operating lease expense is recognized on a straight-line basis over the term of the lease, with the exception of variable lease expenses which are recognized as incurred.

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

Cloud Computing Arrangements

The Company capitalizes certain costs associated with the implementation of cloud computing arrangements that are accounted for as service contracts. Once implementation activities are substantially complete and the cloud-based application is ready for its intended use, capitalization ceases and amounts capitalized are amortized on a straight-line basis over the term of the hosting arrangement. Capitalized implementation costs for cloud-based applications and associated amortization are classified on the consolidated balance sheets and statements of operations and comprehensive income (loss) in the same manner as the costs of the associated hosting arrangement. As of December 31, 2023 and 2022, the Company had recorded capitalized costs, net of amounts amortized, of $1.0 million and $2.4 million, respectively, related to the implementation of cloud-based software applications, which were included in prepaid expenses and other assets on the consolidated balance sheets. Amortization of capitalized implementation costs for cloud-based applications recorded for the years ended December 31, 2023, 2022 and 2021 was $1.4 million, $1.3 million, and $0.6 million, respectively, and was included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to estimated future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No material impairment losses on long-lived assets were recorded during the years ended December 31, 2023, 2022 and 2021.

Non-marketable Equity Securities

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

Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. ASC 820, Fair Value Measurements and Disclosures (ASC 820), establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair values of the Company’s Level 2 instruments are based on quoted market prices or broker or dealer quotations for similar assets. These investments are initially valued at the transaction price and subsequently valued utilizing third-party pricing providers or other market observable data. Please refer to Note 4 for further information on the fair value measurement of the Company’s financial instruments.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). ASC 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The following five steps are performed to determine the appropriate revenue recognition for arrangements within the scope of ASC 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies the performance obligations.

The Company applies the five-step model to contracts that are within the scope of ASC 606 only when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, for contracts within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to respective performance obligations when (or as) the respective performance obligations are satisfied.

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

The Company’s license agreements are accounted for as contracts with customers within the scope of ASC 606, with the exception of transactions for which the counterparty is determined not to be a customer. At the inception of each license agreement, the Company determines the contract term for purposes of applying the requirements of ASC 606. Licenses are generally terminable at the option of the licensee with advance notice to the Company. For each license granted, including licenses granted upon the exercise of license options, the Company evaluates these termination rights to determine whether a substantive termination penalty would be incurred by the licensee upon termination. If the licensee incurs a substantive termination penalty upon termination, the contract term for revenue recognition purposes is generally equal to the stated term of the license, which is the life of the underlying licensed patents. Alternatively, if the licensee does not incur a substantive termination penalty upon termination, the contract term for revenue recognition purposes may be shorter than the stated term of the license, in which case the termination rights may be accounted for as contract renewal options. The determination of whether a substantive termination penalty is associated with the termination rights requires significant judgment. In making this determination, the Company considers, among other things, the nature of the intellectual property rights that would be returned to the Company upon termination, including the exclusivity of the licensed rights and the stage of development of the licensed products, the payment terms, including the amount and timing of non-refundable or guaranteed payments, and the business purpose of the termination rights granted to the licensee. Generally, the most significant judgment in determining whether a substantive termination penalty exists relates to the amount of any up-front or guaranteed non-refundable payments relative to the amount of annual payments that may be avoided by the licensee upon termination of the license. The Company considers all of the facts and circumstances relevant to each license when making this determination.

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

Collaborative Arrangements

The Company evaluates its agreements with collaboration partners to determine whether they are within the scope of ASC 808, Collaborative Arrangements (ASC 808). Such arrangements are within the scope of ASC 808 if they involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This evaluation is performed throughout the life of the arrangement based on any changes in the roles and responsibilities of the parties under the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company identifies the various transactions with the counterparty and determines if any unit of account is more reflective of a transaction with a customer and therefore should be accounted for within the scope of ASC 606. For transactions that are accounted for pursuant to ASC 808, an appropriate method of recognition and presentation is determined and consistently applied. For transactions that are accounted for pursuant to ASC 606, the Company applies the five-step model as described in its revenue recognition policies.

For transactions accounted for as collaborative arrangements under ASC 808, payments to and from collaboration partners associated with multiple activities in a collaboration arrangement are classified based on the nature of each separate activity. Payments associated with development activities performed are recorded as research and development expense when owed to collaboration partners, or as a reduction of research and development expense when due from collaboration partners. Payments associated with commercialization activities performed are recorded as general and administrative expense when owed to collaboration partners, or as a reduction of general and administrative expense when due from collaboration partners. At the end of each reporting period, the Company records a net amount due to or from collaboration partners for activities performed by the parties under the collaboration.

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

Stock-based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based awards to employees and nonemployees to be recognized as expense based on the grant date fair value of the awards. The Company’s stock-based awards include stock options and restricted stock units granted to employees and nonemployees and shares issued to employees under its employee stock purchase plan.

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

The Company estimates the fair value of its stock option awards using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (i) the fair value of the underlying common stock, (ii) the expected stock price volatility, (iii) the expected term of the award, (iv) the risk-free interest rate and (v) expected dividends. The Company estimates expected stock price volatility based on the historical volatility of its common stock over a period of time commensurate with the expected term of its stock option awards. Due to the lack of sufficient historical data, the Company estimates the expected term of its employee stock options using the “simplified” method, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. For stock options granted to nonemployees, the Company uses the contractual term of the award rather than expected term to estimate the fair value of the award. The Company estimates the risk-free interest rates for periods within the expected term of its options based on the rates of U.S. Treasury securities with maturity dates commensurate with the expected term of the associated awards. The Company assumes a dividend yield of zero for its common stock as it has never paid dividends and does not expect to pay dividends for the foreseeable future.

The Company estimates the fair value of restricted stock units based on the fair value of the Company’s common stock on the date of the grant.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Income Taxes (ASC 740), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive income (loss).

Restructuring Expenses

The Company records costs and liabilities associated with exit and disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations (ASC 420) and ASC 712, Compensation - Nonretirement Postemployment Benefits (ASC 712). Such costs are based on estimates of fair value in the period liabilities are incurred. The Company evaluates and adjusts these costs as appropriate for changes in circumstances as additional information becomes available. Please refer to Note 14 for further information regarding restructuring expenses.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting standards during the year ended December 31, 2023 which had a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances certain interim and annual disclosure requirements of reportable segment information, including information about significant segment expenses. Additionally, the standard requires entities with a single reportable segment to provide all disclosures required by ASC 280, Segment Reporting. The standard is effective for the Company for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025. Early adoption is permitted. The Company does not believe the application of this standard with have a material impact on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure of an entity's effective tax rate reconciliation and requires the disclosure of income taxes paid to be disaggregated by jurisdiction. The standard is effective for the Company beginning January 1, 2025, with early adoption permitted. The Company does not believe the application of this standard with have a material impact on its financial statement disclosures.

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2023
U.S. government and agency securities	$71,811	$6	$(1,248)	$70,569
Certificates of deposit	6,572	—	(106)	6,466
Corporate bonds	204,793	143	(2,364)	202,572
	$283,176	$149	$(3,718)	$279,607

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2022
U.S. government and agency securities	$134,485	$—	$(3,492)	$130,993
Certificates of deposit	7,555	1	(248)	7,308
Corporate bonds	340,752	—	(10,803)	329,949
	$482,792	$1	$(14,543)	$468,250

As of December 31, 2023 and 2022, no available-for-sale debt securities had remaining maturities greater than three years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of December 31, 2023 and 2022, the balance in accumulated other comprehensive loss consisted solely of unrealized gains and losses on available-for-sale debt securities, net of reclassification adjustments for realized gains and losses and income tax effects. Unrealized gain (loss) on available-for-sale securities, net, as presented in the consolidated statements of operations and comprehensive income (loss) consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Unrealized gain (loss) before reclassifications	$10,972	$(12,904)	$(2,202)
Realized losses (gains) reclassified to investment income	—	72	(7)
Unrealized gain (loss) on available-for-sale securities, net	$10,972	$(12,832)	$(2,209)

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
U.S. government and agency securities	$12,877	$(16)	$52,686	$(1,232)	$65,563	$(1,248)
Certificates of deposit	965	(2)	5,257	(104)	6,222	(106)
Corporate bonds	25,051	(48)	144,642	(2,316)	169,693	(2,364)
	$38,893	$(66)	$202,585	$(3,652)	$241,478	$(3,718)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
U.S. government and agency securities	$91,498	$(2,014)	$38,495	$(1,478)	$129,993	$(3,492)
Certificates of deposit	4,484	(144)	2,087	(104)	6,571	(248)
Corporate bonds	106,707	(3,866)	223,242	(6,937)	329,949	(10,803)
	$202,689	$(6,024)	$263,824	$(8,519)	$466,513	$(14,543)

As of December 31, 2023, available-for-sale debt securities held by the Company which were in an unrealized loss position consisted of 86 investment grade security positions. The Company has the intent and ability to hold such securities until recovery, and based on the credit quality of the issuers and low severity of each unrealized loss position relative to its amortized cost basis, the Company did not identify any credit losses associated with its available-for-sale debt securities. The Company did not recognize any impairment or credit losses on available-for-sale debt securities during the years ended December 31, 2023, 2022 and 2021.

4. Fair Value of Financial Instruments

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2023
Cash equivalents:
Money market mutual funds	$—	$13,024	$—	$13,024
Total cash equivalents	—	13,024	—	13,024
Marketable securities:
U.S. government and agency securities	—	70,569	—	70,569
Certificates of deposit	—	6,466	—	6,466
Corporate bonds	—	202,572	—	202,572
Total marketable securities	—	279,607	—	279,607
Total cash equivalents and marketable securities	$—	$292,631	$—	$292,631

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2022
Cash equivalents:
Money market mutual funds	$—	$58,611	$—	$58,611
Corporate bonds	—	993	—	993
Total cash equivalents	—	59,604	—	59,604
Marketable securities:
U.S. government and agency securities	—	130,993	—	130,993
Certificates of deposit	—	7,308	—	7,308
Corporate bonds	—	329,949	—	329,949
Total marketable securities	—	468,250	—	468,250
Total cash equivalents and marketable securities	$—	$527,854	$—	$527,854

Management estimates that the carrying values of its current accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Accounts receivable which contain non-current portions and certain non-current payables reported as other liabilities are recorded at their present values using a discount rate that is based on prevailing market rates on the date the amounts were initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be materially different from those that would be used as of December 31, 2023 to determine the present value of these instruments. Accordingly, management estimates that the carrying values of its non-current accounts receivable and other liabilities approximate the fair value of those instruments. Management estimates that the carrying value of the liability related to the sale of future royalties approximates fair value. As discussed in Note 7, the carrying value of the liability related to the sale of future royalties is based on the Company’s estimate of future royalties expected to be paid by the Company over the life of the arrangement, which are considered Level 3 inputs.

Non-marketable Equity Securities

Non-marketable equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. The Company did not hold any non-marketable equity securities as of December 31, 2023 and 2022. No remeasurements or impairment losses were recorded on non-marketable equity securities during the years ended December 31, 2023, 2022 and 2021.

Prior to the acquisition of Corlieve Therapeutics SAS (Corlieve) by uniQure N.V. (uniQure) in July 2021, the Company held non-marketable equity securities of Corlieve, which were originally acquired by the Company in June 2020 as consideration under a license and collaboration agreement with Corlieve. In connection with acquisition of Corlieve by uniQure in July 2021, the Company received proceeds of €5.3 million ($6.1 million) from uniQure in exchange for its ownership interest in Corlieve, of which $5.6 million was received upon the closing of the acquisition and $0.5 million was received in August 2022 upon the expiration of a hold back period. The Company recorded a realized gain of $5.2 million during the year ended December 31, 2021 as a result of the acquisition of Corlieve by uniQure, which is included in investment income in the consolidated statements of operations and comprehensive income (loss).

In addition to the upfront proceeds received in connection with uniQure's acquisition of Corlieve, the Company also became eligible to receive payments of up to €37.1 million from uniQure contingent upon the achievement of various development and regulatory milestones. During the year ended December 31, 2023, the Company received €1.9 million in milestone payments from uniQure and recognized investment income of $2.2 million related to the achievement of milestones during the period. As of December 31, 2023, there were €35.3 million ($38.9 million as of December 31, 2023) in remaining milestones which have not been paid or achieved and have not been recognized in the consolidated financial statements. Proceeds contingent upon the achievement of the remaining milestones will be recognized as investment income in the period in which any uncertainty regarding realization is substantially resolved, which may not occur until the achievement of the underlying milestones. It is at least reasonably possible that some or all of the proceeds contingent upon these milestones will not be realized by the Company.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2023	2022
Laboratory and manufacturing equipment	$75,632	$71,801
Computer equipment and software	4,700	4,910
Furniture and fixtures	7,052	6,965
Leasehold improvements	101,927	99,397
Total property and equipment	189,311	183,073
Accumulated depreciation and amortization	(57,208)	(41,388)
Property and equipment, net	$132,103	$141,685

During the years ended December 31, 2023, 2022 and 2021, the Company recorded depreciation and amortization expense of $17.3 million, $12.9 million and $9.6 million, respectively.

6. Leases

9804 Medical Center Drive

In November 2018, the Company entered into an operating lease, which has been amended from time to time, for approximately 186,000 square feet of office, laboratory and manufacturing space at 9804 Medical Center Drive in Rockville, Maryland (the 9804 Medical Center Drive Lease), which now serves as the Company’s corporate, research and manufacturing headquarters. The initial construction of the building was performed by the landlord and the lease commenced in September 2020 upon delivery of the leased premises to the Company to make additional improvements to the building. Monthly payments under the lease began in September 2021 and escalate annually in accordance with the lease agreement. The lease expires in September 2036, subject to extension and termination options held by the Company. The Company has an option to extend the term of the lease for up to 10 additional years and an option to terminate the lease, with payment of an early termination fee, after 12 years from the delivery of the leased premises to the Company. As of December 31, 2023, the Company’s extension and termination options under the 9804 Medical Center Drive Lease were excluded from the measurement of the right-of-use assets and lease liabilities as they were not reasonably certain of exercise. As required by the 9804 Medical Center Drive Lease, the Company has provided the landlord with an irrevocable letter of credit of $1.1 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease.

Pursuant to the 9804 Medical Center Drive Lease, the Company received a $19.5 million tenant improvement allowance from the landlord to perform improvements to the leased premises. The tenant improvement allowance was recorded as a reduction of the right-of-use assets for the lease and is amortized on a straight-line basis as a reduction of lease expense over the term of the lease. The Company began occupation of a portion of the facility upon the completion of its construction in 2021. The remaining portion of the building, primarily associated with the manufacturing facility, was activated upon the completion of its construction in 2022. As of December 31, 2023, the Company had recorded property and equipment at cost of $132.0 million related to the buildout at 9804 Medical Center Drive, of which $41.2 million was placed in service upon the initial occupation of the building in 2021, $77.6 million was placed in service upon the activation of the manufacturing facility in 2022, $2.6 million was placed in service in 2023 and the remaining $10.6 million has not yet been placed in service.

As of December 31, 2023, the Company had recorded right-of-use assets of $44.8 million and lease liabilities of $71.9 million related to the 9804 Medical Center Drive Lease.

9712 Medical Center Drive

In March 2015, the Company entered into an operating lease for office space at 9712 Medical Center Drive in Rockville, Maryland (the 9712 Medical Center Drive Lease). The lease term commenced in April 2015, and monthly payments under the lease began in October 2015 and escalate annually in accordance with the lease agreement.

The 9712 Medical Center Drive Lease has been amended from time to time to include additional office and laboratory space at an adjacent building located at 9714 Medical Center Drive and extend the term of the lease, which expires in February 2027, subject to extension options held by the Company. The Company has an option to extend the term of the lease for three additional years, as well as an option to extend the lease term to be coterminous with the 9804 Medical Center Drive Lease, which expires in September 2036. As of December 31, 2023, the Company’s extension options under the 9712 Medical Center Drive Lease were excluded from the measurement of the right-of-use assets and lease liabilities as they were not reasonably certain of exercise. The Company received a $0.4 million tenant improvement allowance from the landlord which was recorded as a reduction of the right-of-use assets for the lease and is amortized on a straight-line basis as a reduction of lease expense over the term of the lease.

As of December 31, 2023, the Company had recorded right-of-use assets of $4.6 million and lease liabilities of $5.1 million related to the 9712 Medical Center Drive Lease.

Other Leases

In May 2016, the Company entered into an operating lease for office space in New York, New York (the New York Lease), which has since been amended to include additional office space and extend the term of the lease. The lease term commenced in July 2016 and expires in April 2027. The Company received a $0.7 million tenant improvement allowance from the landlord which was recorded as a reduction of the right-of-use assets for the lease and is amortized on a straight-line basis as a reduction of lease expense over the term of the lease. As required by the New York Lease, the Company has provided the landlord with an irrevocable letter of credit of $0.2 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease. As of December 31, 2023, the Company had recorded right-of-use assets of $2.4 million and lease liabilities of $3.1 million related to the New York Lease.

In October 2022, the Company entered into an operating lease for office space in Washington, D.C. (the DC Lease). The lease term commenced in October 2022 and expires in October 2027. The Company has an option to extend the term of the lease for five additional years. As of December 31, 2023, the Company’s extension option under the DC Lease was excluded from the measurement of the right-of-use assets and lease liabilities as it was not reasonably certain of exercise. The Company recorded the right-of-use assets and lease liabilities related to the DC Lease upon its commencement in October 2022. As of December 31, 2023 the Company had recorded right-of-use assets of $5.3 million and lease liabilities of $5.3 million related to the DC Lease.

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

Operating Lease Information

All of the Company’s leases are classified as operating leases. The following table summarizes the Company’s lease costs and supplemental cash flow information related to its operating leases (in thousands):

	Years Ended December 31,
	2023	2022	2021
Operating lease cost	$11,107	$9,570	$9,729
Variable lease cost	2,263	1,727	2,348
Total lease cost	$13,370	$11,297	$12,077

Cash paid (received) for amounts included in operating lease liabilities	$11,861	$5,697	$(6,765)
Right-of-use assets acquired through operating lease liabilities	$1,132	$8,662	$1,955

Cash paid (received) for amounts included in operating lease liabilities for the years ended December 31, 2023, 2022 and 2021 includes $0.1 million, $1.3 million and $11.4 million, respectively, received by the Company during the period under its tenant improvement allowances, which were deemed in-substance lease payments and included in the calculation of the lease liability. Short-term lease expense for the years ended December 31, 2023, 2022 and 2021 was not material and is included in operating lease cost in the table above. Variable lease cost under the Company’s operating leases includes items such as common area maintenance, utilities, taxes and other charges.

The following table presents the weighted-average remaining lease term and weighted-average discount rate of the Company’s operating leases:

	As of December 31,
	2023	2022
Weighted-average remaining lease term (years)	11.0	11.7
Weighted-average discount rate	5.7%	5.7%

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the Company’s operating leases to the amounts reported as operating lease liabilities on the consolidated balance sheet as of December 31, 2023 (in thousands):

As of
December 31, 2023
Undiscounted future minimum lease payments:
2024	$11,936
2025	12,750
2026	12,643
2027	10,003
2028	7,940
Thereafter	67,039
Total undiscounted future minimum lease payments	122,311
Amount representing imputed interest	(33,021)
Total operating lease liabilities	89,290
Current portion of operating lease liabilities	(7,068)
Operating lease liabilities, non-current	$82,222

The table above excludes future minimum lease payments for leases which were executed but had not yet commenced as of December 31, 2023, the total of which were not material.

7. Liability Related to Sale of Future Royalties

In December 2020, the Company entered into a royalty purchase agreement (the Royalty Purchase Agreement) with HCR. Under the Royalty Purchase Agreement, HCR purchased the Company’s rights to a capped amount of Zolgensma royalty payments under the Company’s license agreement (the Novartis License) with Novartis Gene Therapies, including $4.0 million of royalty payments received by the Company in the fourth quarter of 2020 (the Pledged Royalties). In consideration for these rights, HCR paid the Company $200.0 million (the Purchase Price), less $4.0 million representing the payment of the Pledged Royalties to HCR. Beginning upon the effective date of the Royalty Purchase Agreement, Zolgensma royalty payments, up to a specified threshold, shall be paid to HCR, net of upstream royalties payable by the Company to certain licensors in accordance with existing license agreements.

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

The Company estimates the effective interest rate used to record interest expense under the Royalty Purchase Agreement based on its estimate of future royalty payments to be received by HCR. As of December 31, 2023, the estimated effective interest rate under the Royalty Purchase Agreement was 4.8%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments received by HCR and changes in the Company’s forecasted royalties. At each reporting date, the Company reassesses its estimate of total future royalty payments to be received by HCR at the applicable Cap Amount, and prospectively adjusts the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability related to the sale of future royalties under the Royalty Purchase Agreement with HCR (in thousands):

Liability Related to
Sale of Future Royalties
Balance at December 31, 2021	$171,349
Zolgensma royalties paid to HCR	(56,219)
Interest expense recognized	22,476
Balance at December 31, 2022	137,606
Zolgensma royalties paid to HCR	(49,574)
Interest expense recognized	6,020
Balance at December 31, 2023	94,052
Current portion of liability related to sale of future royalties	(50,567)
Liability related to sale of future royalties, non-current	$43,485

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

In April 2019, the Penn License was amended to include exclusive license rights to certain patent rights and know-how, including research data and other information, relating to the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease. In consideration for the additional licensed rights, and in addition to any consideration owed under the license prior to the amendment, the Company paid Penn an up-front fee and is obligated to pay milestone fees of up to $20.5 million upon the achievement of various development and sales-based milestones and additional royalties on net sales of licensed products for the treatment of CLN2 disease. From the inception of the agreement through December 31, 2023, the Company had incurred $0.5 million for development milestones achieved, or deemed probable of achievement, under the Penn License.

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

Expenses incurred by the Company related to the Penn License were recorded as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cost of revenues	$—	$9,242	$8,046
Research and development	500	—	—
General and administrative	935	715	706
Interest expense	842	778	—
	$2,277	$10,735	$8,752

As of December 31, 2023, the Company had recorded $8.2 million payable under the Penn License, net of present value discount, of which $2.6 million was included in accrued expenses and other current liabilities, and $5.6 million was included in other liabilities on the consolidated balance sheet. As of December 31, 2022, the Company had recorded $10.3 million payable under the Penn License, net of present value discount, of which $2.3 million was included in accounts payable and accrued expenses and other current liabilities, and $8.0 million was included in other liabilities on the consolidated balance sheet.

GlaxoSmithKline

In March 2009, the Company entered into a license agreement, which was amended in April 2009 (as amended, the GSK License), with GlaxoSmithKline LLC (GSK) for exclusive, worldwide rights to certain patents underlying the Company’s NAV Technology Platform which are owned by Penn and exclusively licensed to GSK. Pursuant to the GSK License, the Company is obligated to pay GSK royalties on net sales of licensed products and sublicense fees. Additionally, the Company is obligated to reimburse GSK for certain costs incurred related to the maintenance of the licensed patents. The Company was also obligated to pay $1.5 million to GSK upon the achievement of various milestones, all of which have been achieved and paid as of December 31, 2023.

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

Expenses incurred by the Company related to the GSK License were recorded as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cost of revenues:
Royalties on net sales of Zolgensma	$37,043	$44,691	$43,161
Other cost of revenues	170	612	626
Total cost of revenues	37,213	45,303	43,787
General and administrative	476	964	889
	$37,689	$46,267	$44,676

As of December 31, 2023, the Company had recorded $12.3 million payable under the GSK License, of which $12.2 million was included in accrued expenses and other current liabilities, and $0.1 million was included in other liabilities on the consolidated balance sheet. As of December 31, 2022, the Company had recorded $14.1 million payable under the GSK License, of which $13.8 million was included in accounts payable and accrued expenses and other current liabilities, and $0.2 million was included in other liabilities on the consolidated balance sheet.

Clearside Biomedical

In August 2019, the Company entered into an option and license agreement with Clearside Biomedical, Inc. (Clearside) pursuant to which the Company was granted an option to exclusively license the worldwide rights to certain patents related to Clearside’s proprietary, in-office SCS Microinjector™ for the delivery of ABBV-RGX-314 to the suprachoroidal space to treat wet age-related macular degeneration (wet AMD), diabetic retinopathy (DR) and other diseases. The Company exercised its license option in October 2019, resulting in a payment of $1.6 million to Clearside which was recognized as research and development expense upon exercise. Additionally, the Company is obligated to pay milestone fees of up to $136.0 million upon the achievement of various development and sales-based milestones, as well as royalties on net sales of licensed products using the SCS Microinjector. Clearside is responsible for supplying the SCS Microinjector to the Company to support all preclinical, clinical and commercial needs. From the inception of the agreement through December 31, 2023, the Company had incurred $3.0 million for development milestones achieved, or deemed probable of achievement, under the agreement.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s potential exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2023 and 2022, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recorded any related liabilities.

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

9. Capitalization

As of December 31, 2023 and 2022, the authorized capital stock of the Company included 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s restated certificate of incorporation and bylaws contain the rights, preferences and privileges of the Company’s stockholders and their respective shares.

Shares of common stock reserved for future issuance were as follows (in thousands):

	As of December 31,
	2023	2022
Reserved for issuance under equity incentive plans	12,422	11,077
Reserved for issuance under employee stock purchase plan	1,018	1,122
	13,440	12,199

Public Offerings

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

At-the-Market Offering Program

On September 1, 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. (BofA) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million from time to time through BofA, acting as the Company's sales agent (the ATM Program). As of December 31, 2023, no shares of common stock had been sold under the ATM Program.

10. License and Collaboration Agreements

Please refer to Note 8 for information on license agreements for technology in-licensed by the Company from third parties.

License and Royalty Revenue

As of December 31, 2023, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in one commercial product, Zolgensma, and in the development of a number of other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development of certain product candidates. Consideration to the Company under its license agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products and (v) other consideration payable upon optional goods and services purchased by licensees. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

License and royalty revenue consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Zolgensma royalties	$85,319	$101,919	$94,978
AbbVie collaboration and license agreement	—	—	370,000
Other license and royalty revenue	4,923	10,805	5,369
Total license and royalty revenue	$90,242	$112,724	$470,347

Outstanding development milestone payments are evaluated each reporting period and are only included in the transaction price of each license and recognized as license revenue to the extent the milestones are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of December 31, 2023, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $1.55 billion, including (i) $531.8 million upon the commencement of various stages of clinical trials, (ii) $140.0 million upon the submission of regulatory approval filings or upon regulatory approval of licensed products, and (iii) $875.0 million upon the achievement of specified sales targets for licensed products, including milestones payable upon the first commercial sale of licensed products. To the extent the milestone payments are realized by the Company, the Company will be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of these milestones is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

Changes in Accounts Receivable, Contract Assets and Deferred Revenue

The following table presents the balances of the Company’s net accounts receivable, contract assets and deferred revenue, as well as other information regarding revenue recognized, during the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	2021
Accounts receivable, net, current and non-current:
Beginning of period	$29,586	$34,701	$46,266
End of period	$25,491	$29,586	$34,701

Contract assets:
Beginning of period	$—	$1,074	$350
End of period	$—	$—	$1,074

Deferred revenue:
Beginning of period	$1,829	$3,333	$4,232
End of period	$148	$1,829	$3,333

Revenue recognized during the period from:
Amounts included in deferred revenue at beginning of period	$1,708	$3,333	$390
Performance obligations satisfied in previous periods	$87,152	$101,921	$98,575

As of December 31, 2023, the Company had recorded deferred revenue of $0.1 million which represents consideration received or unconditionally due from licensees for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations as of December 31, 2023 consisted of research and development services to be performed by the Company related to licensed products, which will be satisfied as the research and development services are performed. As of December 31, 2023, the aggregate transaction price of the Company's license agreements allocated to performance obligations not yet satisfied, or partially satisfied, was $1.2 million, which is expected to be satisfied over a period of two to three years.

Revenue recognized from performance obligations satisfied in previous periods, as presented in the table above, was primarily attributable to Zolgensma royalties, sublicense fees earned from licensees and changes in the transaction prices of the Company’s license agreements. Changes in transaction prices were primarily attributable to development milestones achieved or deemed probable of achievement during the periods which were previously not considered probable of achievement, resulting in a cumulative catch-up adjustment to revenue. Revenue recognized during the years ended December 31, 2023, 2022 and 2021 resulting from performance obligations satisfied in previous periods included $2.0 million, zero and $0.5 million, respectively, in cumulative catch-up adjustments for changes in the probability of achievement of development milestones.

Accounts Receivable, Contract Assets and the Allowance for Credit Losses

Accounts receivable, net consisted of the following (in thousands):

	As of December 31,
	2023	2022
Current accounts receivable:
Billed to customers	$265	$280
Unbilled Zolgensma royalties	24,128	27,027
Due from Abeona, net of present value discount	4,587	—
Other unbilled	397	775
Allowance for credit losses	(4,587)	—
Current accounts receivable, net	24,790	28,082
Non-current accounts receivable:
Due from Abeona, net of present value discount	—	4,152
Other unbilled	701	1,504
Allowance for credit losses	—	(4,152)
Non-current accounts receivable, net	701	1,504
Total accounts receivable, net	$25,491	$29,586

The following table presents the changes in the allowance for credit losses related to accounts receivable and contract assets for the years ended December 31, 2023 and 2022 (in thousands):

	Allowance for Credit Losses
	Accounts Receivable	Contract Assets
Balance at December 31, 2021	$3,758	$—
Changes in present value discount of receivables	394	—
Balance at December 31, 2022	4,152	—
Changes in present value discount of receivables	435	—
Balance at December 31, 2023	$4,587	$—

The Company’s allowance for credit losses as of December 31, 2023 and 2022 was related solely to accounts receivable from Abeona. Please refer to the section below, "Settlement Agreement with Abeona Therapeutics", for further information regarding amounts due from Abeona and the associated allowance for credit losses. The Company did not record a provision for credit losses for the years ended December 31, 2023 and 2022. The Company recorded credit recoveries of $2.6 million during the year ended December 31, 2021.

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

In consideration for the rights granted under the license, Novartis Gene Therapies paid the Company (i) an up-front fee of $2.0 million upon the execution of the agreement in 2014, (ii) license fees totaling $180.0 million upon the amendment of the agreement in January 2018 and the subsequent acquisition of AveXis, Inc. (now Novartis Gene Therapies) by Novartis in May 2018, (iii) total cumulative payments of $12.3 million upon the achievement of various development milestones, and (iv) a sales-based milestone payment of $80.0 million upon the achievement of $1.0 billion in cumulative net sales of Zolgensma in the third quarter of 2020. In addition to the consideration above, Novartis Gene Therapies is obligated to pay to the Company fixed annual fees, royalties on net sales of licensed products and a percentage of any sublicense fees received by Novartis Gene Therapies from sublicensees for the licensed intellectual property rights. Royalties are payable by Novartis Gene Therapies at a mid-single to low double-digit percentage of net sales of licensed products using the NAV AAV9 vector, and a low double-digit percentage of net sales of licensed products using a licensed vector other than NAV AAV9, and are subject to reduction in specified circumstances.

In 2019, Novartis Gene Therapies launched commercial sales of Zolgensma, a licensed product under the Novartis License. In accordance with the Novartis License, the Company receives royalties on net sales of Zolgensma. All development and sales-based milestones under the Novartis License have been achieved and there are no further milestone payments payable to the Company under the license agreement.

The Company recognized the following amounts under the Novartis License (in thousands):

	Years Ended December 31,
	2023	2022	2021
Zolgensma royalties	$85,319	$101,919	$94,978
Other license revenue	—	31	—
Total license and royalty revenue	$85,319	$101,950	$94,978

Interest income from licensing	$29	$92	$22

As of December 31, 2023 and 2022, the Company had recorded total accounts receivable of $24.3 million and $27.3 million, respectively, from Novartis Gene Therapies under the Novartis License, which consisted primarily of Zolgensma royalties receivable. The Zolgensma royalties receivable recorded as of December 31, 2023 included $12.5 million expected to be paid to HCR in accordance with the Royalty Purchase Agreement discussed in Note 7.

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

As of December 31, 2023 and 2022, the Company had recorded accounts receivable of $4.6 million and $4.2 million, respectively, associated with the remaining amounts due from Abeona under the Settlement Agreement. The receivable of $4.6 million as of December 31, 2023 consisted of the $5.0 million payment due by November 2024, net of discount to present value. While the Company anticipates taking appropriate measures to enforce the full collection of all amounts due from Abeona under the Settlement Agreement, the Company assessed the collectability of the accounts receivable from Abeona as it relates to credit risk. In performing this assessment, the Company evaluated Abeona’s credit profile and financial condition, as well its expectations regarding Abeona’s future cash flows and ability to satisfy the contractual obligations of the Settlement Agreement. As a result of its analysis, the Company recorded an allowance for credit losses of $4.6 million and $4.2 million as of December 31, 2023 and 2022, respectively, related to the accounts receivable due from Abeona. The Company recorded credit recoveries of $2.6 million during the year ended December 31, 2021 as a result of changes in estimates regarding amounts collectable from Abeona under the terminated license agreement and subsequent Settlement Agreement. No credit losses or recoveries were recorded on the Abeona receivable during the years ended December 31, 2023 and 2022. The present value discount of the receivable is accreted as interest income from licensing through the contractual due date using the effective interest method. The Company has elected to record increases in the allowance for credit losses associated with the accretion of the present value discount as a reduction of the associated interest income, resulting in no interest income recognized during the periods related to the accretion of the present value discount on the Abeona receivable.

Collaboration Agreements

AbbVie Collaboration and License Agreement

Effective in November 2021, the Company entered into a collaboration and license agreement with AbbVie Global Enterprises Ltd. (AbbVie), a subsidiary of AbbVie Inc., to jointly develop and commercialize ABBV-RGX-314, the Company’s product candidate for the treatment of wet AMD, DR and other chronic retinal diseases (the AbbVie Collaboration Agreement).

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

The Company evaluated its various commitments under the AbbVie Collaboration Agreement and identified the following distinct units of account: (i) delivery of an intellectual property license for the rights to develop and commercialize ABBV-RGX-314 globally, (ii) development, manufacturing and commercialization activities for ABBV-RGX-314 in the United States, and (iii) manufacturing of commercial supply for sales of ABBV-RGX-314 outside the United States, if requested by AbbVie. In determining the distinct units of account, the Company concluded that the license granted to AbbVie to develop and commercialize ABBV-RGX-314 is distinct from the other goods and services promised under the agreement, as AbbVie can benefit from the license on a standalone basis and, based on the stage of development of ABBV-RGX-314, the underlying licensed products and know-how are not expected to be significantly modified as a result of other goods and services promised under the agreement.

For each of the distinct units of account identified under the AbbVie Collaboration Agreement, the Company determined whether the transactions should be accounted for as a contract with a customer within the scope of ASC 606 or as a collaborative arrangement within the scope of ASC 808. The Company concluded that the units of account for the delivery of the functional intellectual property license and the manufacturing of commercial supply for sales of ABBV-RGX-314 outside the United States should be accounted for as revenue under ASC 606, as AbbVie is deemed to be a customer for these transactions. The Company concluded that the unit of account for development, manufacturing and commercialization activities for ABBV-RGX-314 in the United States should be accounted for as a collaborative arrangement under ASC 808, as these represent joint operating activities for which the Company and AbbVie are both active participants and exposed to significant risks and rewards dependent on the commercial success of such activities.

The Company applied the requirements of ASC 606 to the AbbVie Collaboration Agreement for the units of account in which AbbVie was deemed to be a customer. The Company determined that there is only one material performance obligation under the agreement for the delivery of the intellectual property license to develop and commercialize ABBV-RGX-314 globally. The intellectual property licensed to AbbVie includes the rights to certain patents, data, know-how and other rights developed and owned by the Company, as well as other intellectual property rights exclusively licensed by the Company from various third parties. The Company evaluated options granted to AbbVie under the agreement and determined that the options do not represent material rights, and therefore are not considered separate performance obligations under the current contract. Specifically, the Company concluded that the option granted to AbbVie to purchase commercial supply of ABBV-RGX-314 from the Company for a portion of sales outside the United States does not convey a material right, as the option is not priced at an incremental discount to the standalone selling price of the underlying goods and services. Additionally, the Company identified various promises under the AbbVie Collaboration Agreement which were determined to be immaterial in the context of the contract and will not be accounted for as separate performance obligations.

As of December 31, 2023 and 2022, the transaction price of the AbbVie Collaboration Agreement was $370.0 million, which consisted solely of the up-front payment received from AbbVie in November 2021. The $370.0 million transaction price was fully recognized as revenue upon the delivery of the license to AbbVie in November 2021. Variable consideration under the AbbVie Collaboration Agreement, which has been excluded from the transaction price, includes $562.5 million in payments for development milestones that have not yet been achieved and were not considered probable of achievement. Additionally, the transaction price excludes sales-based milestone payments of $820.0 million and royalties on net sales of ABBV-RGX-314 outside the United States. Development milestones will be added to the transaction price and recognized as revenue upon achievement, or if deemed probable of achievement. In accordance with the sale- or usage-based royalty exception under ASC 606, royalties on net sales and sales-based milestones will be recognized as revenue in the period the underlying sales occur or milestones are achieved. There were no changes in the transaction price of the AbbVie Collaboration Agreement during the years ended December 31, 2023 and 2022.

The Company applied the requirements of ASC 808 to the AbbVie Collaboration Agreement for the units of account which were deemed to be a collaborative arrangement. Both the Company and AbbVie will perform various activities related to the development, manufacturing and commercialization of ABBV-RGX-314 in the United States. Development costs are shared between the parties in accordance with the terms of the AbbVie Collaboration Agreement, and the parties will share equally in the net profits and losses derived from sales of ABBV-RGX-314 in the United States. The Company accounts for payments to and from AbbVie for the sharing of development and commercialization costs in accordance with its accounting policy for collaborative arrangements. Amounts owed to AbbVie for the Company’s share of development costs or commercialization costs incurred by AbbVie are recorded as research and development expense or general and administrative expense, respectively, in the period the costs are incurred.

Amounts owed to the Company for AbbVie’s share of development costs or commercialization costs incurred by the Company are recorded as a reduction of research and development expense or general and administrative expense, respectively, in the period the costs are incurred. At the end of each reporting period, the Company records a net amount due to or from AbbVie as a result of the cost-sharing arrangement. As of December 31, 2023 and 2022, the Company had recorded $17.7 million and $6.2 million, respectively, due from AbbVie for net reimbursement of costs incurred for activities performed under AbbVie Collaboration Agreement, which was included in other current assets on the consolidated balance sheets.

The Company recognized the following amounts under the AbbVie Collaboration Agreement (in thousands):

	Years Ended December 31,
	2023	2022	2021
License and royalty revenue	$—	$—	$370,000

Net cost reimbursement to (from) AbbVie included in:
Research and development expense	$(74,209)	$(19,294)	$(5,866)
General and administrative expense	768	1,531	—
Total net cost reimbursement to (from) AbbVie	$(73,441)	$(17,763)	$(5,866)

11. Stock-based Compensation

In September 2014, the Board of Directors adopted the 2014 Stock Plan (the 2014 Plan). In June 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (the 2015 Plan), which became effective upon the Company’s initial public offering in September 2015. The 2015 Plan replaced the 2014 Plan, and as of the effective date of the 2015 Plan, no further awards may be issued under the 2014 Plan. Any options or awards outstanding under the 2014 Plan as of the effective date of the 2015 Plan remained outstanding and effective. The number of authorized shares under the 2015 Plan automatically increases annually on the first business day of each fiscal year, by the lesser of (i) 4% of the total number of shares of common stock outstanding on December 31 of the prior year, or (ii) a number of common shares determined by the Board of Directors. As of December 31, 2023, the total number of shares of common stock authorized for issuance under the 2015 Plan and the 2014 Plan was 17,357,140, of which 2,532,088 remained available for future grants under the 2015 Plan. An additional 1,761,849 shares were authorized for issuance under the 2015 Plan effective in January 2024.

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

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Stock options	$28,863	$34,444	$35,320
Restricted stock units	10,748	5,569	2,835
Employee stock purchase plan	656	775	653
	$40,267	$40,788	$38,808

As of December 31, 2023, the Company had $59.4 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.3 years.

The Company recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Research and development	$20,568	$21,368	$19,602
General and administrative	19,699	19,420	19,206
	$40,267	$40,788	$38,808

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2022	7,668	$34.43	6.5	$15,783
Granted	1,715	$21.89
Exercised	(223)	$6.82
Cancelled or forfeited	(579)	$34.62
Outstanding at December 31, 2023	8,581	$32.62	6.2	$7,011
Exercisable at December 31, 2023	6,162	$34.61	5.3	$6,988
Vested and expected to vest at December 31, 2023	8,581	$32.62	6.2	$7,011

(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the years ended December 31, 2023, 2022 and 2021 was $13.66, $19.43 and $26.01, respectively. During the years ended December 31, 2023, 2022 and 2021, the total number of stock options exercised was 222,935, 331,912 and 404,263, respectively, resulting in total proceeds of $1.5 million, $2.8 million and $4.3 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $2.9 million, $6.9 million and $11.9 million, respectively.

The fair values of options granted were estimated at each grant date using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2023	2022	2021
Expected volatility	65%	66%	68%
Expected term (years)	6.0	6.0	6.0
Risk-free interest rate	3.9%	1.7%	0.6%
Expected dividend yield	0.0%	0.0%	0.0%

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2022	613	$35.41
Granted	1,039	$22.03
Vested	(183)	$35.09
Forfeited	(160)	$26.80
Unvested balance at December 31, 2023	1,309	$25.89

The total intrinsic value of restricted stock units vested during the years ended December 31, 2023 and 2022 was $3.9 million and $2.2 million, respectively. No restricted stock units vested during the year ended December 31, 2021.

Employee Stock Purchase Plan

In June 2015, the Board of Directors adopted the 2015 ESPP, which became effective upon the Company’s initial public offering in September 2015. The number of authorized shares reserved for issuance under the 2015 ESPP automatically increases on the first business day of each fiscal year by the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Board of Directors. Unless otherwise determined by the administrator of the 2015 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. As of December 31, 2023, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 1,426,994, of which 1,018,364 remained available for future issuance. During the years ended December 31, 2023, 2022 and 2021, 103,388, 75,733 and 53,596 shares of common stock, respectively, were issued under the 2015 ESPP.

12. Retirement Plan

The Company sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation. The Company matches employee deferrals up to a specified percentage of eligible compensation. For the years ended December 31, 2023, 2022 and 2021, the Company incurred expenses of $3.3 million, $3.0 million and $2.6 million, respectively, for matching contributions to the 401(k) Plan.

13. Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
United States	$(263,574)	$(280,341)	$141,303
Foreign	(72)	(64)	(56)
Total income (loss) before income taxes	$(263,646)	$(280,405)	$141,247

The components of the provision for income tax expense (benefit) were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$3	$4,107
State	(152)	(87)	9,300
Foreign	—	—	—
Total current	(152)	(84)	13,407
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total income tax expense (benefit)	$(152)	$(84)	$13,407

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (the TCJA) eliminated the option to deduct research and development expenses currently and requires taxpayers to amortize such costs over a period of five years for expenses incurred in the United States and a period of 15 years for expenses incurred outside the United States. This provision of the TCJA resulted in deferred tax assets of $107.3 million and $75.0 million as of December 31, 2023 and 2022, respectively, related to capitalized research and development expenses, net of amounts amortized during the periods. There was no material impact to the Company's current or deferred tax provision or operating cash flows during the years ended December 31, 2023 and 2022 as a result of this provision of the TCJA given the Company incurred net operating losses (NOLs) during the periods and has recorded a full valuation allowance against its deferred tax assets.

The Inflation Reduction Act (the IRA) was enacted in August 2022 and contains revenue-raising provisions to include a book-income alternative minimum tax and an excise tax on stock buybacks, among other provisions. Based on the thresholds established by the IRA and a review of the Company’s transactions, the enactments of the IRA did not have an impact on the Company’s income tax provision for the years ended December 31, 2023 and 2022.

The following table presents a reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate of 21% to income tax expense (benefit) reported in the consolidated statements of operations and comprehensive income (loss) (in thousands):

	Years Ended December 31,
	2023	2022	2021
Federal income tax expense (benefit) at statutory rate	$(55,366)	$(58,885)	$29,662
State income tax expense (benefit), net of federal tax effect	(14,330)	(22,743)	9,183
Research and development credits	(14,435)	(16,844)	(10,059)
Stock-based compensation	3,348	3,216	755
Executive compensation	2,894	1,839	1,511
Other non-deductible expenses and reconciling items	569	241	329
Change in corporate tax rates	4,860	(3,636)	14,772
Change in valuation allowance	72,308	96,728	(32,746)
Total income tax expense (benefit)	$(152)	$(84)	$13,407

The significant components of the Company’s net deferred tax assets were as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$61,929	$25,435
Research and development tax credits	77,178	62,545
Stock-based compensation	22,405	21,770
Lease liabilities	24,671	27,085
Liability related sale of future royalties	22,482	35,711
Capitalized research and development costs	107,302	74,989
Accruals and other	7,785	11,673
Total deferred tax assets before valuation allowance	323,752	259,208
Valuation allowance	(280,455)	(211,150)
Total deferred tax assets	43,297	48,058
Deferred tax liabilities:
Right-of-use assets	(16,523)	(18,571)
Depreciation and amortization	(26,774)	(29,487)
Total deferred tax liabilities	(43,297)	(48,058)
Net deferred tax assets	$—	$—

The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets as of December 31, 2023 and 2022. Based on the Company’s history of operating losses, and other relevant facts and circumstances, the Company concluded that it was more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its net deferred tax assets as of December 31, 2023 and 2022. The valuation allowance increased by $69.3 million and $100.4 million during the years ended December 31, 2023 and 2022, respectively. The increases in the valuation allowance during the years ended December 31, 2023 and 2022 were due primarily to research and development expenses incurred during the periods which were capitalized for tax purposes, and federal and state NOLs and research and development tax credits generated during the periods.

The following table presents the Company's U.S. federal and state NOL and tax credit carryforwards, net of unrecognized tax benefits, which may be available to offset future income tax liabilities (in thousands):

	As of December 31, 2023	Expiration Date (if not utilized)
U.S. federal NOL carryforwards	$212,711	Indefinite
U.S. federal tax credit carryforwards	$76,855	Various dates between 2037 and 2043
U.S. state NOL carryforwards	$129,936	Indefinite
U.S. state NOL carryforwards	$129,129	Various dates between 2029 and 2043
U.S. state tax credit carryforwards	$409	Various dates between 2029 and 2030

As of December 31, 2023, the Company had U.S. federal and state research and development tax credit carryforwards of approximately $77.3 million, net of unrecognized tax benefits of $0.1 million, which may be available to reduce future income tax liabilities. The calculation of these credits requires assumptions to be made by the Company to estimate qualified research expenses. The Company conducts formal studies to document the qualified activities and expenses used to calculate these credits, however a portion of these credits may be subject to future studies which have not yet occurred, the results of which may result in an adjustment to the Company’s credit carryforwards. The Company accounts for uncertain tax positions in accordance with the requirements of ASC 740, and recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2023 and 2022, the Company had total unrecognized tax benefits of $0.1 million and $0.1 million, respectively, which were reserved against its research and development tax credit carryforwards as uncertain tax positions. No reserve for uncertain tax positions has been placed against qualified expenses for which a study has not been conducted. However, a full valuation allowance has been provided against the net credit carryforwards and, if an adjustment is required upon the completion of the study, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance. If these unrecognized tax benefits were to be recognized, the impact would be offset by an adjustment to the valuation allowance, resulting in no impact on the Company’s effective tax rate. The Company does not expect that a significant portion of its unrecognized tax benefits will increase or decrease in the next 12 months as of December 31, 2023.

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

The Company and its subsidiaries file income tax returns in the United States, at the federal level and in various states, and in foreign jurisdictions. The U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2019 onward. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

14. Restructuring

In November 2023, the Company implemented a strategic pipeline prioritization and corporate restructuring designed to reduce operating expenses and prioritize the development of ABBV-RGX-314, RGX-202 for the treatment of Duchenne muscular dystrophy, and RGX-121 for the treatment of Mucopolysaccharidosis Type II (MPS II), while pursuing strategic alternatives for the Company's other clinical stage programs. The restructuring included a reduction in workforce and other planned operating expenses, primarily in rare neurodegenerative disease development, early research and other general and administrative areas.

As a result of the restructuring, the Company implemented a reduction in workforce of approximately 15%, which was substantially completed in the fourth quarter of 2023. The Company recorded restructuring costs of $3.7 million during the year ended December 31, 2023, of which $3.0 million is included in research and development expense and $0.7 million is included in general administrative expense in the consolidated statements of operations and comprehensive income (loss). Restructuring costs primarily consisted of employee severance, continuing healthcare benefits and other employee-related costs. Restructuring costs associated with one-time termination benefits were recorded pursuant to ASC 420, while restructuring costs associated with ongoing benefit arrangements were recorded pursuant to ASC 712. The Company expects cash payments related to the restructuring costs to be completed by the fourth quarter of 2024.

The following table presents the details of the Company's restructuring liability, which is included in accounts payable and accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2023 (in thousands):

Restructuring Liability
Balance at December 31, 2022	$—
Restructuring charges	3,731
Cash payments	(1,925)
Balance at December 31, 2023	$1,806

15. Related Party Transactions

From 2016 until June 2022, the Company was a party to professional services agreements with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of a member of the Company’s Board of Directors, pursuant to which the Company paid a fixed monthly fee in consideration for certain strategic services provided by FOXKISER. The agreement with FOXKISER was terminated effective June 2022. Expenses incurred under the agreement with FOXKISER for the years ended December 31, 2022 and 2021 were $2.4 million and $4.8 million, respectively, and were recorded as research and development expenses in the consolidated statements of operations and comprehensive income (loss). No expenses under the agreement with FOXKISER were incurred during the year ended December 31, 2023.

16. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Years Ended December 31,
	2023	2022	2021
Basic net income (loss) per share:
Net income (loss)	$(263,494)	$(280,321)	$127,840
Shares used in computation:
Weighted-average common shares outstanding	43,734	43,152	42,438
Basic net income (loss) per share	$(6.02)	$(6.50)	$3.01

Diluted net income (loss) per share:
Net income (loss)	$(263,494)	$(280,321)	$127,840
Shares used in computation:
Weighted-average common shares outstanding	43,734	43,152	42,438
Stock options	—	—	1,467
Restricted stock units	—	—	2
Employee stock purchase plan	—	—	6
Weighted-average diluted common shares	43,734	43,152	43,913
Diluted net income (loss) per share	$(6.02)	$(6.50)	$2.91

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

	Years Ended December 31,
	2023	2022	2021
Stock options issued and outstanding	8,581	7,668	4,939
Unvested restricted stock units outstanding	1,309	613	248
Employee stock purchase plan	27	30	—
	9,917	8,311	5,187

17. Supplemental Disclosures

Other Current Assets

Other current assets consisted of the following (in thousands):

	As of December 31,
	2023	2022
Net cost reimbursement due from collaborators	$17,745	$6,294
Accrued interest on investments	1,551	2,210
Other	1,107	848
	$20,403	$9,352

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accrued personnel costs	$18,146	$18,071
Accrued sublicense fees and royalties	14,234	15,768
Accrued external research and development expenses	13,762	9,216
Accrued external general and administrative expenses	2,717	2,187
Accrued purchases of property and equipment	386	806
Other accrued expenses and current liabilities	458	746
	$49,703	$46,794

Supplemental Disclosures of Non-cash Investing and Financing Activities

Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities as of December 31, 2023 were $0.4 million, a net decrease of $2.1 million from December 31, 2022. Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities as of December 31, 2022 were $2.5 million, a net decrease of $7.5 million from December 31, 2021. Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities as of December 31, 2021 were $10.1 million, a net increase of $0.6 million from December 31, 2020.

Proceeds due to the Company for sales of non-marketable equity securities included in other current assets as of December 31, 2021 were $0.6 million. No such amounts were recorded as of December 31, 2023 and 2022.

Offering expenses for the ATM Program included in accounts payable and accrued expenses and other liabilities as of December 31, 2023 were less than $0.1 million. No such amounts were recorded as of December 31, 2022 and 2021.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

1.1	ATM Equity OfferingSM Sales Agreement, dated as of September 1, 2023, between BofA Securities, Inc. and REGENXBIO Inc.	8-K	1.1	9/1/23

3.1	Restated Certificate of Incorporation	8-K	3.1	6/7/21

3.2	Amended and Restated Bylaws	8-K	3.2	9/22/15

4.1	Specimen stock certificate evidencing the shares of common stock	S-1	4.1	8/17/15

4.2	Description of Securities	10-K	4.2	3/1/22

10.1	Form of Indemnity Agreement for directors and officers	S-1	10.1	8/17/15

10.2*	2014 Stock Plan, as amended	S-1	10.2	8/17/15

10.3*	2015 Equity Incentive Plan	S-1/A	10.3	9/15/15

10.4*	Form of Restricted Stock Unit Award Agreement for the 2015 Equity Incentive Plan	10-K	10.4	3/1/21

10.5*	Form of Stock Option Award Agreement for the 2015 Equity Incentive Plan	10-K	10.5	3/1/21

10.6*	2015 Employee Stock Purchase Plan	S-1/A	10.4	9/8/15

10.7*	Employment Agreement effective as of June 30, 2015 between the Registrant and Kenneth T. Mills	S-1	10.5	8/17/15

10.8*	Employment Agreement effective as of June 30, 2015 between the Registrant and Vittal Vasista	S-1	10.7	8/17/15

10.9*	Form of Employment Agreement for Executive Vice Presidents				X

10.10*	Compensation Program for Non-Employee Directors	10-Q	10.1	8/3/22

10.11*	Management Cash Incentive Plan	S-1	10.29	8/17/15

10.12†	License Agreement effective February 24, 2009 between the Registrant and The Trustees of the University of Pennsylvania	S-1/A	10.9	9/15/15

10.13†	First Amendment to License Agreement dated March 6, 2009 between the Registrant and The Trustees of the University of Pennsylvania	S-1	10.10	8/17/15

10.14†	Second Amendment to License Agreement effective September 9, 2014 between the Registrant and The Trustees of the University of Pennsylvania	S-1/A	10.11	9/15/15

10.15†	Third Amendment to License Agreement effective April 29, 2016 between the Registrant and The Trustees of the University of Pennsylvania	10-Q/A	10.36	12/23/16

10.16†	Fourth Amendment to License Agreement effective April 4, 2019 between the Registrant and The Trustees of the University of Pennsylvania	10-Q	10.2	5/7/19

10.17†	Fifth Amendment to License Agreement effective September 11, 2020 between the Registrant and The Trustees of the University of Pennsylvania	10-Q	10.2	11/4/20

10.18†	Letter Agreement dated March 21, 2022 between the Company and the Trustees of the University of Pennsylvania	10-Q	10.1	5/4/22

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

10.19†	License Agreement dated March 6, 2009 between the Registrant and SmithKline Beecham Corporation d/b/a GlaxoSmithKline	S-1/A	10.12	9/15/15

10.20	Amendment to License Agreement dated April 15, 2009 between the Registrant and SmithKline Beecham Corporation d/b/a GlaxoSmithKline	S-1	10.13	8/17/15

10.21†	License Agreement dated March 21, 2014 between the Registrant and AveXis, Inc.	S-1/A	10.16	9/15/15

10.22†	First Amendment to License Agreement dated January 8, 2018 between the Registrant and AveXis, Inc.	10-K	10.24	3/6/18

10.23†	Collaboration and License Agreement dated September 10, 2021 between the Registrant and AbbVie Global Enterprises Ltd.	10-Q	10.1	11/2/21

10.24	Lease dated March 6, 2015 between the Registrant and BMR-Medical Center Drive LLC	S-1	10.26	8/17/15

10.25	First Amendment to Lease dated September 30, 2015 between the Registrant and BMR-Medical Center Drive LLC	10-K	10.31	3/3/16

10.26	Second Amendment to Lease dated November 23, 2015 between the Registrant and BMR-Medical Center Drive LLC	10-K	10.32	3/3/16

10.27	Third Amendment to Lease dated July 21, 2017 between the Registrant and BMR-Medical Center Drive LLC	10-Q	10.1	8/8/17

10.28	Fourth Amendment to Lease dated April 20, 2018 between the Registrant and BMR-Medical Center Drive LLC	10-Q	10.1	5/8/18

10.29	Fifth Amendment to Lease dated October 30, 2020 between the Registrant and ARE-Maryland No. 45, LLC, as successor in interest to BMR-Medical Center Drive LLC	10-Q	10.3	11/4/20

10.30	Lease dated November 1, 2018 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.1	11/7/18

10.31	Letter Agreement to Lease dated April 12, 2019 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.3	5/7/19

10.32	First Amendment to Lease dated April 23, 2019 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.4	5/7/19

10.33	Second Amendment to Lease dated November 4, 2019 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.1	11/5/19

10.34	Third Amendment to Lease dated October 30, 2020 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.4	11/4/20

10.35†	Royalty Purchase Agreement dated December 22, 2020 between the Registrant and entities managed by Healthcare Royalty Management, LLC	10-K	10.42	3/1/21

21.1	Subsidiaries of the Registrant				X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm				X

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

97.1	Compensation Clawback Policy				X

101

The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets
(ii) Consolidated Statements of Operations and Comprehensive Income (Loss)
(iii) Consolidated Statements of Stockholders’ Equity
(iv) Consolidated Statements of Cash Flows
(v) Notes to Consolidated Financial Statements

X

104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 formatted in Inline XBRL (included in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2024.

REGENXBIO INC.

By:	/s/ Kenneth T. Mills
Kenneth T. Mills, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth T. Mills	President, Chief Executive Officer and	February 27, 2024
Kenneth T. Mills	Director (Principal Executive Officer)

/s/ Vittal Vasista	Chief Financial Officer	February 27, 2024
Vittal Vasista	(Principal Financial and Accounting Officer)

/s/ Allan M. Fox	Chairman of the Board of Directors	February 27, 2024
Allan M. Fox

/s/ Jean Bennett	Director	February 27, 2024
Jean Bennett

/s/ Alexandra Glucksmann	Director	February 27, 2024
Alexandra Glucksmann

/s/ A.N. “Jerry” Karabelas	Director	February 27, 2024
A.N. “Jerry” Karabelas

/s/ George Migausky	Director	February 27, 2024
George Migausky

/s/ David C. Stump	Director	February 27, 2024
David C. Stump

/s/ Daniel Tassé	Director	February 27, 2024
Daniel Tassé

/s/ Jennifer Zachary	Director	February 27, 2024
Jennifer Zachary