Form 10-Q
period 2024-03-31
REGENXBIO Inc.
filed 2024-05-08
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, there were 49,255,966 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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
•
the timing of enrollment, commencement, completion and the success of our AAVIATE®, AFFINITY BEYOND®, AFFINITY DUCHENNE®, ALTITUDE®, ASCENT™, ATMOSPHERE® and CAMPSIITE® clinical trials;
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
•
our ability to execute strategic alternatives for our de-prioritized rare neurodegenerative disease clinical-stage programs;
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

You should carefully read the factors discussed in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the factors discussed elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2023 and in our other filings with the U.S. Securities and Exchange Commission (the SEC) for additional discussion of the risks, uncertainties, assumptions and other important factors that could cause our actual results or developments to differ materially and adversely from those projected in the forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on us or our businesses or operations. Such statements are not guarantees of future performance, and actual results or developments may differ materially and adversely from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we disclaim any duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

AAVIATE, AFFINITY BEYOND, AFFINITY DUCHENNE, ALTITUDE, ATMOSPHERE, CAMPSIITE, NAV, NAVXCELL, REGENXBIO and the REGENXBIO logos are our registered trademarks. Any other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$112,975	$34,522
Marketable securities	225,728	240,736
Accounts receivable, net	15,828	24,790
Prepaid expenses	13,590	14,520
Other current assets	27,297	20,403
Total current assets	395,418	334,971
Marketable securities	41,807	38,871
Accounts receivable	523	701
Property and equipment, net	127,662	132,103
Operating lease right-of-use assets	57,558	60,487
Restricted cash	2,030	2,030
Other assets	4,217	4,807
Total assets	$629,215	$573,970
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$31,356	$22,786
Accrued expenses and other current liabilities	33,129	49,703
Deferred revenue	13	148
Operating lease liabilities	7,066	7,068
Liability related to sale of future royalties	38,615	50,567
Total current liabilities	110,179	130,272
Operating lease liabilities	80,183	82,222
Liability related to sale of future royalties	44,702	43,485
Other liabilities	3,485	6,249
Total liabilities	238,549	262,228
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at March 31, 2024 and December 31, 2023; 49,043 and 44,046 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5	4
Additional paid-in capital	1,162,267	1,021,214
Accumulated other comprehensive loss	(3,229)	(4,429)
Accumulated deficit	(768,377)	(705,047)
Total stockholders’ equity	390,666	311,742
Total liabilities and stockholders’ equity	$629,215	$573,970

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
License and royalty revenue	$15,622	$19,138
Total revenues	15,622	19,138
Operating Expenses
Cost of revenues	4,283	4,112
Research and development	54,844	58,516
General and administrative	18,291	22,634
Impairment of long-lived assets	2,101	—
Other operating expenses (income)	(34)	33
Total operating expenses	79,485	85,295
Loss from operations	(63,863)	(66,157)
Other Income (Expense)
Interest income from licensing	37	70
Investment income	2,469	2,166
Interest expense	(1,973)	(2,755)
Total other income (expense)	533	(519)
Net loss	$(63,330)	$(66,676)
Other Comprehensive Income
Unrealized gain on available-for-sale securities, net	1,200	3,779
Total other comprehensive income	1,200	3,779
Comprehensive loss	$(62,130)	$(62,897)

Net loss per share, basic and diluted	$(1.38)	$(1.53)
Weighted-average common shares outstanding, basic and diluted	45,733	43,451

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended March 31, 2024
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2023	44,046	$4	$1,021,214	$(4,429)	$(705,047)	$311,742
Vesting of restricted stock units, net of tax	270	—	(910)	—	—	(910)
Exercise of stock options, net of tax	135	—	884	—	—	884
Issuance of common stock under employee stock purchase plan	27	—	411	—	—	411
Issuance of common stock and pre-funded warrants upon public offering, net of transaction costs of $534	4,565	1	131,066	—	—	131,067
Stock-based compensation expense	—	—	9,602	—	—	9,602
Unrealized gain on available-for-sale securities, net	—	—	—	1,200	—	1,200
Net loss	—	—	—	—	(63,330)	(63,330)
Balances at March 31, 2024	49,043	$5	$1,162,267	$(3,229)	$(768,377)	$390,666

	Three Months Ended March 31, 2023
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	43,299	$4	$973,145	$(15,401)	$(441,553)	$516,195
Vesting of restricted stock units, net of tax	99	—	(419)	—	—	(419)
Exercise of stock options, net of tax	37	—	471	—	—	471
Issuance of common stock under employee stock purchase plan	30	—	583	—	—	583
Stock-based compensation expense	—	—	11,206	—	—	11,206
Unrealized gain on available-for-sale securities, net	—	—	—	3,779	—	3,779
Net loss	—	—	—	—	(66,676)	(66,676)
Balances at March 31, 2023	43,465	$4	$984,986	$(11,622)	$(508,229)	$465,139

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(63,330)	$(66,676)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	9,602	11,206
Depreciation and amortization	4,180	4,178
Net amortization of premiums (accretion of discounts) on marketable debt securities	(468)	682
Impairment of long-lived assets	2,101	—
Non-cash interest expense	688	(574)
Other non-cash adjustments	(71)	(122)
Changes in operating assets and liabilities
Accounts receivable	9,177	9,495
Prepaid expenses	930	(1,621)
Other current assets	(6,826)	(13,651)
Operating lease right-of-use assets	1,528	1,390
Other assets	590	(1,893)
Accounts payable	8,461	(3,103)
Accrued expenses and other current liabilities	(17,077)	(15,443)
Deferred revenue	(135)	(433)
Operating lease liabilities	(2,041)	(1,504)
Other liabilities	(2,764)	(2,849)
Net cash used in operating activities	(55,455)	(80,918)
Cash flows from investing activities
Purchases of marketable debt securities	(55,190)	—
Maturities of marketable debt securities	68,930	67,912
Purchases of property and equipment	(557)	(4,818)
Net cash provided by investing activities	13,183	63,094
Cash flows from financing activities
Proceeds from exercise of stock options	884	471
Taxes paid related to net settlement of stock-based awards	(910)	(419)
Proceeds from issuance of common stock under employee stock purchase plan	411	583
Proceeds from public offering of common stock and pre-funded warrants, net of underwriting discounts and commissions	131,601	—
Offering expenses related to at-the-market offering program	(35)	—
Repayments under liability related to sale of future royalties, net of imputed interest	(11,226)	(9,672)
Net cash provided by (used in) financing activities	120,725	(9,037)
Net increase (decrease) in cash and cash equivalents and restricted cash	78,453	(26,861)
Cash and cash equivalents and restricted cash
Beginning of period	36,552	98,982
End of period	$115,005	$72,121

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

REGENXBIO Inc. (the Company) is a clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. The Company's investigational gene therapies use adeno-associated virus (AAV) vectors from its proprietary gene delivery platform (NAV Technology Platform). The NAV® Technology Platform consists of exclusive rights to a large portfolio of AAV vectors, including commonly used AAV8 and AAV9. The Company has developed a broad pipeline of gene therapy product candidates using the NAV Technology Platform as a one-time treatment to address an array of diseases. In addition to its internal product development efforts, the Company also selectively licenses the NAV Technology Platform to other leading biotechnology and pharmaceutical companies (NAV Technology Licensees). As of March 31, 2024, the NAV Technology Platform was being applied by NAV Technology Licensees in one commercial product, Zolgensma®, and in the preclinical and clinical development of a number of other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development and commercialization of certain product candidates. The Company was formed in 2008 in the State of Delaware and is headquartered in Rockville, Maryland.

The Company has incurred cumulative losses since inception and as of March 31, 2024, had generated an accumulated deficit of $768.4 million. The Company's ability to transition to recurring profitability is dependent upon achieving a level of revenues adequate to support its cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability, and unless and until it does, the Company will continue to need to raise additional capital. There is no assurance that the Company will be able to raise sufficient capital or obtain financing on favorable terms, or at all. As of March 31, 2024, the Company had cash, cash equivalents and marketable securities of $380.5 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024. Certain information and footnote disclosures required by GAAP, which are normally included in the Company’s annual consolidated financial statements, have been omitted pursuant to SEC rules and regulations for interim reporting. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year, any other interim periods, or any future year or period. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities for the periods presented. Management bases its estimates on historical experience and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities, and other reported amounts, that are not readily apparent from other sources. Actual results may differ materially from these estimates. Significant estimates are used in the following areas, among others: license and royalty revenue, the allowance for credit losses, accrued research and development expenses and other accrued liabilities, stock-based compensation expense, interest expense under the liability related to the sale of future royalties, income taxes and fair value measurements.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to current period financial statement presentation. These reclassifications are not material and have no effect on previously reported financial position, results of operations and cash flows.

Restricted Cash

Restricted cash consists of deposits held at financial institutions that are used to collateralize irrevocable letters of credit required under the Company’s lease agreements and certain other agreements with third parties. The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported on the consolidated balance sheets to the total of these amounts as reported at the end of the period in the consolidated statements of cash flows (in thousands):

	As of March 31,
	2024	2023
Cash and cash equivalents	$112,975	$70,091
Restricted cash	2,030	2,030
Total cash and cash equivalents and restricted cash	$115,005	$72,121

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

Leases

The Company accounts for its lease arrangements in accordance with Accounting Standards Codification (ASC) 842, Leases (ASC 842). Under ASC 842, the Company classifies its leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, the Company records a right-of-use asset and a lease liability for all leases with a term greater than 12 months. All of the Company’s leases have been classified as operating leases. Operating lease expense is recognized on a straight-line basis over the term of the lease, with the exception of variable lease expenses which are recognized as incurred.

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

The Company evaluates its right-of-use assets for impairment in accordance with its policy for long-lived assets. To the extent an impairment of a right-of-use asset is recognized, the remaining carrying value of the asset is subsequently amortized as lease expense on a straight-line basis from the date of impairment to the earlier of the end of the right-of-use asset’s useful life or the end of the lease term.

The Company determines the classification of subleases at the inception of the sublease, as well as whether the Company has been relieved of its primary obligation under the original lease. All of the Company's subleases have been classified as operating leases and, in each case, the Company has not been relieved of its primary obligation under the original lease and continues to account for the original lease as it did prior to the commencement of the sublease. Sublease income is recognized on a straight-line basis over the term of the sublease as a reduction of the related lease expense of the original lease. Initial direct costs of entering into a sublease are deferred and amortized on a straight-line basis over the term of the sublease as a reduction of sublease income.

Impairment of Long-lived Assets

The Company's long-lived assets consist primarily of property and equipment and operating lease right-of-use assets. The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to estimated future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. Please refer to Note 5 and Note 6 for further information on impairment of long-lived assets.

Fair Value Measurements

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for assets and liabilities categorized in Level 3. The level within the fair value hierarchy of an asset or liability measured at fair value is based on the lowest level of any input that is significant to the fair value measurement. The fair values of the Company’s Level 2 financial instruments are based on quoted market prices or broker or dealer quotations for similar assets. These investments are initially valued at the transaction price and subsequently valued utilizing third-party pricing providers or other market observable data. Please refer to Note 4 for further information on the Company's fair value measurements.

Pre-funded Warrants

Warrants are accounted for based on the specific terms of the warrant agreements. The Company's pre-funded warrants are indexed to the Company's common stock and meet the criteria to be classified as equity. Proceeds from the issuance of pre-funded warrants are recorded within additional paid-in capital and are not subject to remeasurement. Please refer to Note 8 for further information regarding pre-funded warrants issued by the Company.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average common shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of computing both basic and diluted net loss per share, pre-funded warrants are considered outstanding shares upon issuance because the shares may be issued for nominal consideration and are exercisable after the original issuance date. Contingently convertible shares in which conversion is based on non-market-priced contingencies are excluded from the calculations of both basic and diluted net loss per share until the contingency has been fully met. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation of diluted net loss per share if their effect would be anti-dilutive.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting standards during the three months ended March 31, 2024 and 2023 which had a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances certain interim and annual disclosure requirements of reportable segment information, including information about significant segment expenses. Additionally, the standard requires entities with a single reportable segment to provide all disclosures required by ASC 280, Segment Reporting. The standard is effective for the Company for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025, with early adoption permitted. The Company does not believe the adoption of this standard will have a material impact on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure of an entity's effective tax rate reconciliation and requires the disclosure of income taxes paid to be disaggregated by jurisdiction. The standard is effective for the Company beginning January 1, 2025, with early adoption permitted. The Company does not believe the adoption of this standard will have a material impact on its financial statement disclosures.

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2024
U.S. government and agency securities	$87,801	$—	$(975)	$86,826
Certificates of deposit	6,327	—	(78)	6,249
Corporate bonds	175,776	37	(1,353)	174,460
	$269,904	$37	$(2,406)	$267,535

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2023
U.S. government and agency securities	$71,811	$6	$(1,248)	$70,569
Certificates of deposit	6,572	—	(106)	6,466
Corporate bonds	204,793	143	(2,364)	202,572
	$283,176	$149	$(3,718)	$279,607

As of March 31, 2024 and December 31, 2023, no available-for-sale debt securities had remaining maturities greater than three years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of March 31, 2024 and December 31, 2023, the balance in accumulated other comprehensive loss consisted solely of unrealized gains and losses on available-for-sale debt securities, net of reclassification adjustments for realized gains and losses and income tax effects. The Company uses the aggregate portfolio approach to release the tax effects of unrealized gains and losses on available-for-sale debt securities in accumulated other comprehensive loss. Realized gains and losses from the sale or maturity of marketable securities are based on the specific identification method and are included in results of operations as investment income. The Company did not recognize any realized gains or losses on available-for-sales securities during the three months ended March 31, 2024 and 2023, and no income tax effects or reclassification adjustments were recorded in accumulated other comprehensive loss during the periods.

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
U.S. government and agency securities	$41,321	$(21)	$45,505	$(954)	$86,826	$(975)
Certificates of deposit	722	(3)	5,282	(75)	6,004	(78)
Corporate bonds	48,933	(146)	92,795	(1,207)	141,728	(1,353)
	$90,976	$(170)	$143,582	$(2,236)	$234,558	$(2,406)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
U.S. government and agency securities	$12,877	$(16)	$52,686	$(1,232)	$65,563	$(1,248)
Certificates of deposit	965	(2)	5,257	(104)	6,222	(106)
Corporate bonds	25,051	(48)	144,642	(2,316)	169,693	(2,364)
	$38,893	$(66)	$202,585	$(3,652)	$241,478	$(3,718)

As of March 31, 2024, available-for-sale debt securities held by the Company in an unrealized loss position consisted of 82 investment grade security positions. The Company has the intent and ability to hold such securities until recovery, and based on the credit quality of the issuers and low severity of each unrealized loss position relative to its amortized cost basis, the Company did not identify any credit losses associated with its available-for-sale debt securities. The Company did not record an allowance for credit losses on its available-for-sale debt securities as of March 31, 2024 or December 31, 2023, and no impairment or credit losses on available-for-sale debt securities were recorded during the three months ended March 31, 2024 and 2023.

4. Fair Value Measurements

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the hierarchy discussed in Note 2 (in thousands):

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2024
Cash equivalents:
Money market mutual funds	$—	$73,399	$—	$73,399
Total cash equivalents	—	73,399	—	73,399
Marketable securities:
U.S. government and agency securities	—	86,826	—	86,826
Certificates of deposit	—	6,249	—	6,249
Corporate bonds	—	174,460	—	174,460
Total marketable securities	—	267,535	—	267,535
Total cash equivalents and marketable securities	$—	$340,934	$—	$340,934

	Quoted	Significant
	prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2023
Cash equivalents:
Money market mutual funds	$—	$13,024	$—	$13,024
Total cash equivalents	—	13,024	—	13,024
Marketable securities:
U.S. government and agency securities	—	70,569	—	70,569
Certificates of deposit	—	6,466	—	6,466
Corporate bonds	—	202,572	—	202,572
Total marketable securities	—	279,607	—	279,607
Total cash equivalents and marketable securities	$—	$292,631	$—	$292,631

Management estimates that the carrying values of its current accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Accounts receivable which contain non-current portions and certain non-current payables reported as other liabilities are recorded at their present values using a discount rate that is based on prevailing market rates on the date the amounts were initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be materially different from those that would be used as of March 31, 2024 to determine the present value of these instruments. Accordingly, management estimates that the carrying values of its non-current accounts receivable and other liabilities approximate the fair value of those instruments. Management estimates that the carrying value of the liability related to the sale of future royalties approximates fair value. As discussed in Note 7, the carrying value of the liability related to the sale of future royalties is based on the Company’s estimate of future royalties expected to be paid by the Company over the life of the arrangement, which are considered Level 3 inputs.

Long-lived assets, if determined to be not recoverable and impaired, are measured at fair value on a nonrecurring basis using Level 3 inputs. Please refer to Note 6 for further information on nonrecurring fair value measurements of long-lived assets during the three months ended March 31, 2024.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Laboratory and manufacturing equipment	$75,931	$75,632
Computer equipment and software	4,727	4,700
Furniture and fixtures	7,018	7,052
Leasehold improvements	101,340	101,927
Total property and equipment	189,016	189,311
Accumulated depreciation and amortization	(61,354)	(57,208)
Property and equipment, net	$127,662	$132,103

In March 2024, the Company entered into an agreement to sublease its office facilities in New York, New York. In connection with the sublease, the Company recorded impairment of property and equipment of $0.7 million during the three months ended March 31, 2024 related to furniture and fixtures and leasehold improvements located at the subleased facility. Please refer to Note 6 for further information regarding the sublease agreement and associated impairment of long-lived assets.

6. Leases

New York Sublease

In May 2016, the Company entered into an operating lease for office space in New York, New York (the New York Lease), which has since been amended to include additional office space and extend the term of the lease. The lease term commenced in July 2016 and expires in April 2027.

In March 2024, the Company entered into an agreement to sublease its office space under the New York Lease (the New York Sublease) to a third-party subtenant. The sublease term commenced in April 2024 and will expire in April 2027 concurrent with the expiration of the New York Lease. Monthly payments under the New York Sublease are expected to begin in mid-2024 and escalate annually in accordance with the sublease agreement. As of March 31, 2024, total undiscounted future minimum lease payments to be received by the Company over the term of the New York Sublease were $1.5 million. No sublease income was recognized during the three months ended March 31, 2024 under the New York Sublease as the sublease had not yet commenced.

The New York Sublease is classified as an operating lease and the Company was not relieved of its primary obligation under the New York Lease. The Company will continue to account for the New York Lease as it did prior to the commencement of the sublease.

As a result of the New York Sublease, the Company determined an impairment indicator was present related to the long-lived asset group subject to the sublease, which includes the right-of-use asset under the New York Lease, leasehold improvements and other property and equipment allocable to the New York Sublease. The Company concluded the carrying value of the asset group as of March 31, 2024 was not recoverable, as it exceeded the sum of the estimated undiscounted cash flows to be generated by the assets over their remaining lives. The Company estimated the fair value of the asset group using a discounted cash flow method, which incorporated unobservable inputs including the net identifiable cash flows over the term of the New York Sublease and an estimated borrowing rate of a market participant subtenant. The estimated fair value of the asset group represents a Level 3 nonrecurring fair value measurement. The Company concluded the carrying value of the asset group of $3.4 million exceeded its estimated fair value of $1.3 million as of March 31, 2024. The Company recognized impairment losses of $2.1 million during the three months ended March 31, 2024 on the long-lived asset group associated with the New York Sublease. The impairment losses were allocated to various assets within the asset group based on their relative carrying values as follows (in thousands):

Impairment Losses
March 31, 2024
Property and equipment, net	$700
Operating lease right-of-use assets	1,401
Total impairment of long-lived assets	$2,101

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

The Company estimates the effective interest rate used to record interest expense under the Royalty Purchase Agreement based on its estimate of future royalty payments to be received by HCR. As of March 31, 2024, the estimated effective interest rate under the Royalty Purchase Agreement was 8.2%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments received by HCR and changes in the Company’s forecasted royalties. At each reporting date, the Company reassesses its estimate of total future royalty payments to be received by HCR at the applicable Cap Amount, and prospectively adjusts the effective interest rate and amortization of the liability, as necessary.

The following table presents the changes in the liability related to the sale of future royalties under the Royalty Purchase Agreement with HCR (in thousands):

Liability Related to
Sale of Future Royalties
Balance at December 31, 2023	$94,052
Zolgensma royalties paid to HCR	(12,511)
Interest expense recognized	1,776
Balance at March 31, 2024	83,317
Current portion of liability related to sale of future royalties	(38,615)
Liability related to sale of future royalties, non-current	$44,702

8. Capitalization

March 2024 Public Offering

In March 2024, the Company completed a public offering of 4,565,260 shares of its common stock at a price of $23.00 per share and 1,521,740 pre-funded warrants to purchase shares of its common stock at a price of $22.9999 per pre-funded warrant, which equaled the public offering price per share of the common stock less the $0.0001 exercise price of each pre-funded warrant. The aggregate net proceeds received by the Company from the offering were $131.1 million, net of underwriting discounts and commissions and offering expenses payable by the Company.

The rights and privileges of the pre-funded warrants issued under the March 2024 offering are set forth in the warrant agreement between the Company and each of the respective warrant holders. The pre-funded warrants are exercisable at the option of the warrant holder at any time and do not expire. However, as set forth in the warrant agreements with each holder, the number of pre-funded warrants that may be exercised at any given time may be limited if, upon exercise, the warrant holder and any of its affiliates would beneficially own more than 9.99% of the Company’s common stock, or have voting power of more than 9.99% of the Company's common stock. The limitation threshold may be increased or decreased by the warrant holder, with advance notice to the Company, to any other percentage not less than 4.99% nor in excess of 19.99%. Pre-funded warrants do not provide any of the rights or privileges provided by the Company's common stock, including any voting rights, until the pre-funded warrants are exercised and settled in underlying shares of common stock.

The Company evaluated the pre-funded warrants issued under the March 2024 offering and concluded the warrants are indexed to the Company's common stock, meet the criteria to be classified as equity and are not subject to remeasurement. The proceeds received from the issuance of the pre-funded warrants were recorded as additional paid-in capital. As of March 31, 2024, no pre-funded warrants had been exercised and there were 1,521,740 pre-funded warrants outstanding. In April 2024, the Company issued 197,000 shares of common stock upon the exercise of pre-funded warrants by one warrant holder.

At-the-Market Offering Program

In September 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. (BofA) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million from time to time through BofA, acting as the Company's sales agent (the ATM Program). As of March 31, 2024, no shares of common stock had been sold under the ATM Program.

9. License and Collaboration Agreements

License and Royalty Revenue

As of March 31, 2024, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in one commercial product, Zolgensma, and in the development of a number of other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development of certain product candidates. Consideration to the Company under its license agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products and (v) other consideration payable upon optional goods and services purchased by licensees. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

License and royalty revenue consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Zolgensma royalties	$15,214	$16,125
Other license and royalty revenue	408	3,013
Total license and royalty revenue	$15,622	$19,138

Outstanding development milestone payments are evaluated each reporting period and are only included in the transaction price of each license and recognized as license revenue to the extent the milestones are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of March 31, 2024, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $1.49 billion, including (i) $523.9 million upon the commencement of various stages of clinical trials, (ii) $109.8 million upon the submission of regulatory approval filings or upon regulatory approval of licensed products and (iii) $855.0 million upon the achievement of specified sales targets for licensed products, including milestones payable upon the first commercial sale of licensed products. To the extent the milestone payments are realized by the Company, the Company may be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of these milestones is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

Changes in Accounts Receivable, Contract Assets and Deferred Revenue

The following table presents the balances of the Company’s net accounts receivable, contract assets and deferred revenue, as well as other information regarding revenue recognized during the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Accounts receivable, net, current and non-current:
Beginning of period	$25,491	$29,586
End of period	$16,351	$20,161

Contract assets:
Beginning of period	$—	$—
End of period	$—	$2,000

Deferred revenue:
Beginning of period	$148	$1,829
End of period	$13	$1,311

Revenue recognized during the period from:
Amounts included in deferred revenue at beginning of period	$148	$930
Performance obligations satisfied in previous periods	$15,268	$18,132

As of March 31, 2024, the Company had recorded deferred revenue of less than $0.1 million which represents consideration received or unconditionally due from licensees for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations as of March 31, 2024 consisted of research and development services to be performed by the Company related to licensed products, which will be satisfied as the services are performed. As of March 31, 2024, the aggregate transaction price of the Company’s license agreements allocated to performance obligations not yet satisfied, or partially satisfied, was $0.9 million, which is expected to be satisfied over a period of approximately two years.

Revenue recognized from performance obligations satisfied in previous periods, as presented in the table above, was primarily attributable to Zolgensma royalties and changes in the transaction prices of the Company’s license agreements. Changes in transaction prices were primarily attributable to development milestones achieved or deemed probable of achievement during the periods which were previously not considered probable of achievement, resulting in a cumulative catch-up adjustment to revenue. Revenue recognized during the three months ended March 31, 2024 and 2023 included zero and $2.0 million, respectively, in cumulative catch-up adjustments for changes in the probability of achievement of development milestones.

Accounts Receivable, Contract Assets and the Allowance for Credit Losses

Accounts receivable, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Current accounts receivable:
Billed to customers	$101	$265
Unbilled Zolgensma royalties	15,312	24,128
Due from Abeona, net of present value discount	4,702	4,587
Other unbilled	415	397
Allowance for credit losses	(4,702)	(4,587)
Current accounts receivable, net	15,828	24,790
Non-current accounts receivable:
Other unbilled	523	701
Non-current accounts receivable, net	523	701
Total accounts receivable, net	$16,351	$25,491

The following table presents the changes in the allowance for credit losses related to accounts receivable and contract assets for the three months ended March 31, 2024 (in thousands):

	Allowance for Credit Losses
	Accounts Receivable	Contract Assets
Balance at December 31, 2023	$4,587	$—
Changes in present value discount of receivables	115	—
Balance at March 31, 2024	$4,702	$—

The Company’s allowance for credit losses as of March 31, 2024 and December 31, 2023 was related solely to accounts receivable from Abeona Therapeutics Inc. (Abeona). Please refer to the section below, "Settlement Agreement with Abeona Therapeutics", for further information regarding amounts due from Abeona and the associated allowance for credit losses. The Company did not record a provision for credit losses for the three months ended March 31, 2024 and 2023.

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

The Company recognized the following amounts under the Novartis License (in thousands):

	Three Months Ended March 31,
	2024	2023
Zolgensma royalties	$15,214	$16,125
Total license and royalty revenue	$15,214	$16,125

Interest income from licensing	$7	$8

As of March 31, 2024 and December 31, 2023, the Company had recorded total accounts receivable of $15.5 million and $24.3 million, respectively, from Novartis Gene Therapies under the Novartis License, which consisted primarily of Zolgensma royalties receivable. The Zolgensma royalties receivable recorded as of March 31, 2024 included $11.0 million expected to be paid to HCR in accordance with the Royalty Purchase Agreement discussed in Note 7. The Company recognizes royalty revenue from net sales of Zolgensma in the period in which the underlying products are sold by Novartis Gene Therapies, which in certain cases may require the Company to estimate royalty revenue for periods of net sales which have not yet been reported to the Company. Estimated royalties are reconciled to actual amounts reported in subsequent periods, and any differences are recognized as an adjustment to royalty revenue in the period the royalties are reported.

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

As of March 31, 2024 and December 31, 2023, the Company had recorded accounts receivable of $4.7 million and $4.6 million, respectively, associated with the remaining amounts due from Abeona under the Settlement Agreement. The receivable of $4.7 million as of March 31, 2024 consisted of the $5.0 million payment due by November 2024, net of discount to present value. While the Company anticipates taking appropriate measures to enforce the full collection of all amounts due from Abeona under the Settlement Agreement, the Company assessed the collectability of the accounts receivable from Abeona as it relates to credit risk. In performing this assessment, the Company evaluated Abeona’s credit profile and financial condition, as well its expectations regarding Abeona’s future cash flows and ability to satisfy the contractual obligations of the Settlement Agreement. As a result of its analysis, the Company recorded an allowance for credit losses of $4.7 million and $4.6 million as of March 31, 2024 and December 31, 2023, respectively, related to the accounts receivable due from Abeona. No credit losses or recoveries were recorded on the Abeona receivable during the three months ended March 31, 2024 and 2023. The present value discount of the Abeona receivable is accreted as interest income from licensing through the contractual due date using the effective interest method. The Company has elected to record increases in the allowance for credit losses associated with the accretion of the present value discount as a reduction of the associated interest income, resulting in no interest income recognized during the periods related to the accretion of the present value discount on the Abeona receivable.

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

The Company applied the requirements of ASC 606, Revenue from Contracts with Customers (ASC 606) to the AbbVie Collaboration Agreement for the units of account in which AbbVie was deemed to be a customer. The Company determined that there is only one material performance obligation under the agreement for the delivery of the intellectual property license to develop and commercialize ABBV-RGX-314 globally. The intellectual property licensed to AbbVie includes the rights to certain patents, data, know-how and other rights developed and owned by the Company, as well as other intellectual property rights exclusively licensed by the Company from various third parties. As of March 31, 2024 and December 31, 2023, the transaction price of the AbbVie Collaboration Agreement was $370.0 million, which consisted solely of the up-front payment received from AbbVie in November 2021. The $370.0 million transaction price was fully recognized as revenue upon the delivery of the license to AbbVie in November 2021. Variable consideration under the AbbVie Collaboration Agreement, which has been excluded from the transaction price, includes $562.5 million in payments for development milestones that have not yet been achieved and were not considered probable of achievement. Additionally, the transaction price excludes sales-based milestone payments of $820.0 million and royalties on net sales of ABBV-RGX-314 outside the United States. Development milestones will be added to the transaction price and recognized as revenue upon achievement, or if deemed probable of achievement. In accordance with the sale- or usage-based royalty exception under ASC 606, royalties on net sales and sales-based milestones will be recognized as revenue in the period the underlying sales occur or milestones are achieved. There were no changes in the transaction price of the AbbVie Collaboration Agreement, and no revenue was recognized, during the three months ended March 31, 2024 and 2023.

The Company applied the requirements of ASC 808, Collaborative Arrangements (ASC 808) to the AbbVie Collaboration Agreement for the units of account which were deemed to be a collaborative arrangement. Both the Company and AbbVie will perform various activities related to the development, manufacturing and commercialization of ABBV-RGX-314 in the United States. Development costs are shared between the parties in accordance with the terms of the AbbVie Collaboration Agreement, and the parties will share equally in the net profits and losses derived from sales of ABBV-RGX-314 in the United States. The Company accounts for payments to and from AbbVie for the sharing of development and commercialization costs in accordance with its accounting policy for collaborative arrangements. Amounts owed to AbbVie for the Company’s share of development costs or commercialization costs incurred by AbbVie are recorded as research and development expense or general and administrative expense, respectively, in the period the costs are incurred. Amounts owed to the Company for AbbVie’s share of development costs or commercialization costs incurred by the Company are recorded as a reduction of research and development expense or general and administrative expense, respectively, in the period the costs are incurred. At the end of each reporting period, the Company records a net amount due to or from AbbVie as a result of the cost-sharing arrangement. As of March 31, 2024 and December 31, 2023, the Company had recorded $24.5 million and $17.7 million, respectively, due from AbbVie for net reimbursement of costs incurred for activities performed under AbbVie Collaboration Agreement, which was included in other current assets on the consolidated balance sheets.

The Company recognized the following amounts under the AbbVie Collaboration Agreement (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cost reimbursement to (from) AbbVie included in:
Research and development expense	$(24,977)	$(18,474)
General and administrative expense	402	142
Total net cost reimbursement to (from) AbbVie	$(24,575)	$(18,332)

10. Stock-based Compensation

Effective in January 2024, an additional 1,761,849 shares were authorized for issuance under the 2015 Equity Incentive Plan (the 2015 Plan). As of March 31, 2024, the total number of shares of common stock authorized for issuance under the 2015 Plan and the 2014 Stock Plan (the 2014 Plan) was 19,118,989, of which 2,532,031 remained available for future grants under the 2015 Plan.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	$5,978	$8,177
Restricted stock units	3,447	2,781
Employee stock purchase plan	177	248
	$9,602	$11,206

As of March 31, 2024, the Company had $78.8 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.7 years.

The Company recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$4,893	$6,070
General and administrative	4,709	5,136
	$9,602	$11,206

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2023	8,581	$32.62	6.2	$7,011
Granted	1,446	$18.31
Exercised	(135)	$6.57
Cancelled or forfeited	(333)	$39.37
Outstanding at March 31, 2024	9,559	$30.59	6.5	$12,557
Exercisable at March 31, 2024	6,317	$34.15	5.3	$8,374
Vested and expected to vest at March 31, 2024	9,559	$30.59	6.5	$12,557

(a) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2024 was $11.41. During the three months ended March 31, 2024, the total number of stock options exercised was 134,544, resulting in total proceeds of $0.9 million. The total intrinsic value of options exercised during the three months ended March 31, 2024 was $1.6 million.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2023	1,309	$25.89
Granted	720	$18.30
Vested	(321)	$27.84
Forfeited	(20)	$22.51
Unvested balance at March 31, 2024	1,688	$22.32

The total intrinsic value of restricted stock units vested during the three months ended March 31, 2024 was $5.7 million.

Employee Stock Purchase Plan

As of March 31, 2024, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 1,426,994, of which 991,402 remained available for future issuance. During the three months ended March 31, 2024, 26,962 shares of common stock were issued under the 2015 ESPP.

11. Income Taxes

The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets as of March 31, 2024 and December 31, 2023. Based on the Company’s history of operating losses, and other relevant facts and circumstances, the Company concluded that it was more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its net deferred tax assets as of March 31, 2024 and December 31, 2023.

12. Restructuring

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

As a result of the restructuring, the Company implemented a reduction in workforce of approximately 15%, which was substantially completed in the fourth quarter of 2023. The Company recorded restructuring costs of $3.7 million in the fourth quarter of 2023, which primarily consisted of employee severance, continuing healthcare benefits and other employee-related costs. During the three months ended March 31, 2024, the Company recorded reductions in the restructuring liability of $0.3 million associated with changes in total estimated restructuring costs. The Company expects cash payments related to the restructuring costs to be completed by the third quarter of 2024.

The following table presents the details of the Company's restructuring liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet as of March 31, 2024 (in thousands):

Restructuring Liability
Balance at December 31, 2022	$—
Restructuring charges	3,731
Cash payments	(1,925)
Balance at December 31, 2023	1,806
Cash payments	(1,197)
Other adjustments	(333)
Balance at March 31, 2024	$276

13. Net Loss Per Share

Since the Company incurred net losses for the three months ended March 31, 2024 and 2023, common stock equivalents were excluded from the calculation of diluted net loss per share for such periods as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were the same for such periods. The weighted-average number of common shares outstanding used in the basic and diluted net loss per share calculations includes the weighted-average effect of 1,521,740 outstanding pre-funded warrants to purchase shares of the Company's common stock, as the pre-funded warrants are exercisable at any time for nominal cash consideration. The following potentially dilutive common stock equivalents outstanding at the end of the period were excluded from the computations of weighted-average diluted common shares for the periods indicated as their effects would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options issued and outstanding	9,559	8,996
Unvested restricted stock units outstanding	1,688	1,415
Employee stock purchase plan	45	58
	11,292	10,469

14. Supplemental Disclosures

Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Net cost reimbursement due from collaborators	$24,526	$17,745
Accrued interest on investments	1,498	1,551
Other	1,273	1,107
	$27,297	$20,403

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued external research and development expenses	$14,508	$13,762
Accrued personnel costs	8,085	18,146
Accrued sublicense fees and royalties	6,862	14,234
Accrued external general and administrative expenses	2,532	2,717
Accrued purchases of property and equipment	149	386
Other accrued expenses and current liabilities	993	458
	$33,129	$49,703

Supplemental Disclosures of Non-cash Investing and Financing Activities

Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities were $0.2 million as of March 31, 2024, a net decrease of $0.2 million from December 31, 2023, and $1.8 million as of March 31, 2023, a net decrease of $0.8 million from December 31, 2022.

Issuance costs for the public offering of common stock and pre-funded warrants included in accounts payable and accrued expenses and other liabilities as of March 31, 2024 were $0.5 million. No such amounts were recorded as of March 31, 2023.

Offering expenses for the ATM Program included in accounts payable and accrued expenses and other liabilities as of March 31, 2024 were $0.1 million. No such amounts were recorded as of March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which we filed with the SEC on February 27, 2024. In addition, you should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Overview of Product Candidates

We have developed a broad pipeline of gene therapy programs using our proprietary adeno-associated virus (AAV) gene therapy delivery platform (NAV Technology Platform) as a one-time treatment to address an array of diseases. Our lead programs and product candidates are described below:

•
ABBV-RGX-314: We are developing ABBV-RGX-314 in collaboration with AbbVie as a potential one-time treatment for wet age-related macular degeneration (wet AMD), diabetic retinopathy (DR) and other additional chronic retinal conditions which cause total or partial vision loss. ABBV-RGX-314 is currently being evaluated in multiple ongoing clinical trials, including two pivotal trials (ATMOSPHERE and ASCENT), one Phase II bridging study, one Long-term Follow-up study, and a Fellow Eye Treatment study in patients with wet AMD, all utilizing subretinal delivery. Additionally, two Phase II clinical trials in patients with wet AMD (AAVIATE) and DR (ALTITUDE) are also ongoing along with two corresponding Long-term Follow-up studies, all utilizing in-office suprachoroidal delivery. ABBV-RGX-314 uses the NAV® AAV8 vector to deliver a gene encoding a therapeutic antibody fragment to inhibit vascular endothelial growth factor (VEGF). We have licensed certain exclusive rights to the SCS Microinjector® from Clearside Biomedical, Inc. (Clearside) to deliver gene therapy treatments to the suprachoroidal space of the eye.

Subretinal Delivery for Treatment of Wet AMD: Enrollment continues to be on track in the ATMOSPHERE® and ASCENT™ pivotal trials for the treatment of patients with wet AMD using subretinal delivery. These trials are expected to support global regulatory submissions with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA) in the first half of 2026.

Suprachoroidal Delivery for Treatment of Wet AMD: The AAVIATE® trial is a multi-center, open label, randomized, controlled, dose-escalation Phase II trial to evaluate the efficacy, safety and tolerability of suprachoroidal delivery of ABBV-RGX-314 for the treatment of wet AMD. In January 2024, we presented data from the trial demonstrating that, at six months, patients treated with ABBV-RGX-314 continue to demonstrate stable vision and retinal anatomy while a meaningful reduction in anti-VEGF treatment burden was observed. The highest reduction was seen in dose level 3, demonstrating an 80% reduction in annualized injection rate with 50% of patients remaining injection-free. We expect to share new program and data updates for the AAVIATE trial in the third quarter of 2024.

Suprachoroidal Delivery for Treatment of DR: The ALTITUDE® trial is a multi-center, open label, randomized, controlled, dose-escalation Phase II trial to evaluate the efficacy, safety and tolerability of ABBV-RGX-314 for the treatment of DR. Based on positive interim results from the trial to date, design and evaluation of two pivotal trials is on-going and in support of further discussion with the FDA at an end-of-Phase II (EOP2) meeting anticipated in the first quarter of 2025 that can enable rapid acceleration towards pivotal development. We expect to initiate the first pivotal trial in the first half of 2025.

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

AFFINITY DUCHENNE® is a multicenter, open-label dose evaluation and dose expansion clinical trial to evaluate the safety, tolerability and clinical efficacy of a one-time intravenous (IV) dose of RGX-202 in patients with Duchenne. In March 2024, we reported additional interim safety and efficacy data from the trial in patients ages 4 to 11 years old, including RGX-202 microdystrophin from dose level 2.

As of May 3, 2024, RGX-202 continues to be well tolerated in all patients with no serious adverse events. In new data from the second patient, aged 8.1 years, who received RGX-202 at dose level 2, RGX-202 microdystrophin expression was measured to be 20.9% compared to control at three months. A reduction from baseline in serum creatinine kinase (CK) levels of 90% was observed at 10 weeks. Dose level 2 has been selected as the pivotal dose and the positive interim results enable rapid acceleration into pivotal development. We are now enrolling patients in an expedited dose level 2 expansion phase of the AFFINITY DUCHENNE trial accepted by the FDA, and recently dosed two additional boys aged 5.8 and 8.5 years old. We expect to enroll up to a total of seven patients at the pivotal dose through early third quarter 2024. An EOP2 meeting with the FDA in early third quarter 2024 is expected to support a final pivotal trial design. We plan to use RGX-202 microdystrophin expression as a surrogate endpoint likely to predict clinical benefit to support a Biologics License Application (BLA) filing using the accelerated approval pathway. Initiation of the pivotal trial is expected in late third quarter 2024 to early fourth quarter 2024. We also continue to expect to share initial strength and functional assessment data for both dose levels of the AFFINITY DUCHENNE trial in the second half of 2024.

•
RGX-121: We are developing RGX-121 as an investigational one-time AAV therapeutic for the treatment of Mucopolysaccharidosis Type II (MPS II), also known as Hunter syndrome, using the NAV AAV9 vector to deliver the gene that encodes the iduronate-2-sulfatase enzyme.

CAMPSIITE® is a Phase I/II/III multi-center, open-label trial to evaluate the efficacy, safety, tolerability and pharmacodynamics of RGX-121 in patients with MPS II aged 4 months up to 5 years old. We continue to follow patients in the trial, and in February 2024, we reported that the pivotal phase of the CAMPSIITE trial achieved its primary endpoint. We plan to use levels of cerebrospinal fluid D2S6 as a surrogate endpoint for accelerated approval and we are completing remaining activities in order to support a BLA submission in 2024. We believe that RGX-121 is likely to be eligible for priority review, especially if no other gene therapy product for MPS II is approved before submission of a BLA for RGX-121, and potential approval of the Company's planned BLA for RGX-121 could result in receipt of a Rare Pediatric Disease Priority Review Voucher in 2025, assuming the statutory criteria are met.

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of March 31, 2024, our NAV Technology Platform was being applied in one commercial product, Zolgensma®, and the preclinical and clinical development of a number of other licensed products. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform and creating potential additional revenue opportunities.

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

We expect to continue to incur significant research and development expenses for the foreseeable future as we continue the development of our product candidates and engage in early research and development for prospective product candidates and new technologies. The following table summarizes our research and development expenses incurred during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Direct Expenses
ABBV-RGX-314	$8,791	$5,036
RGX-202	2,967	4,577
RGX-121	4,293	1,795
Other product candidates	1,021	1,670
Total direct expenses	17,072	13,078
Unallocated Expenses
Platform and new technologies	7,447	11,349
Personnel-related	22,168	25,475
Facilities and depreciation expense	7,080	7,077
Other unallocated	1,077	1,537
Total unallocated expenses	37,772	45,438
Total research and development	$54,844	$58,516

Direct expenses related to the development of ABBV-RGX-314 for the three months ended March 31, 2024 and 2023 include $25.0 million and $18.5 million, respectively, in net cost reimbursement from AbbVie under our eye care collaboration which were recorded as a reduction of research and development expenses. Net cost reimbursement from AbbVie includes reimbursement of personnel and overhead costs attributable to the development of ABBV-RGX-314, the underlying costs of which are reported as unallocated expenses in the table above. We typically utilize our employee and infrastructure resources across our development programs. As a result, we generally do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs.

Platform and new technologies reported in the table above include direct costs not identifiable with a specific lead product candidate, including costs associated with our research and development platform used across programs, process development, manufacturing analytics and early research and development for prospective product candidates and new technologies.

Direct expenses related to the development of product candidates for which we have discontinued internal development are included in other product candidates in the table above. We expect to continue to incur minor development expenses associated with long-term follow up studies for certain discontinued product candidates.

General and Administrative Expense

Our general and administrative expenses consist primarily of salaries, wages and personnel-related costs, including benefits, travel and stock-based compensation, for employees performing functions other than research and development. This includes certain personnel in executive, commercial, corporate development, finance, legal, human resources, information technology, facilities and administrative support functions. Additionally, general and administrative expenses include facility-related and overhead costs not otherwise allocated to research and development expense, professional fees for accounting, legal, commercial and other advisory services, expenses associated with obtaining and maintaining patents, insurance costs, costs of our information systems and other general corporate activities. We expect that our general and administrative expenses will increase as we continue to develop, and potentially commercialize, our product candidates.

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

Interest Expense

Interest expense consists primarily of interest imputed on the liability related to the sale of future Zolgensma royalties to entities managed by Healthcare Royalty Management, LLC (collectively, HCR). Interest expense is recognized using the effective interest method, based on our estimate of total royalty payments expected to be received by HCR under the royalty purchase agreement. For further information regarding the royalty purchase agreement with HCR, please refer to Note 7, “Liability Related to Sale of Future Royalties” to the accompanying unaudited consolidated financial statements.

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

Our significant accounting policies are fully described in Note 2 to the accompanying unaudited consolidated financial statements and in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in our critical accounting policies and estimates since December 31, 2023.

Results of Operations

Our consolidated results of operations were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Revenues
License and royalty revenue	$15,622	$19,138	$(3,516)
Total revenues	15,622	19,138	(3,516)
Operating Expenses
Cost of revenues	4,283	4,112	171
Research and development	54,844	58,516	(3,672)
General and administrative	18,291	22,634	(4,343)
Impairment of long-lived assets	2,101	—	2,101
Other operating expenses (income)	(34)	33	(67)
Total operating expenses	79,485	85,295	(5,810)
Loss from operations	(63,863)	(66,157)	2,294
Other Income (Expense)
Interest income from licensing	37	70	(33)
Investment income	2,469	2,166	303
Interest expense	(1,973)	(2,755)	782
Total other income (expense)	533	(519)	1,052
Net loss	$(63,330)	$(66,676)	$3,346

Comparison of the Three Months Ended March 31, 2024 and 2023

License and Royalty Revenue. License and royalty revenue decreased by $3.5 million, from $19.1 million for the three months ended March 31, 2023 to $15.6 million for the three months ended March 31, 2024. The decrease was primarily attributable to non-recurring development milestone revenue recognized in the first quarter of 2023 and Zolgensma royalty revenues, which decreased by $0.9 million, from $16.1 million for the first quarter of 2023 to $15.2 million for the first quarter of 2024. As reported by Novartis, sales of Zolgensma in the first quarter of 2024 were $295 million, a decrease of 5% from the first quarter of 2023, and established markets continue to treat mainly incident patients.

Research and Development Expense. Research and development expenses decreased by $3.7 million, from $58.5 million for the three months ended March 31, 2023 to $54.8 million for the three months ended March 31, 2024. The decrease was primarily attributable to the following:

•
a decrease of $7.1 million in manufacturing expenses and other costs of clinical supply for our lead product candidates, largely driven by ABBV-RGX-314 and RGX-202 clinical supply costs;
•
a decrease of $3.3 million in personnel-related costs for research and development personnel, including a $1.2 million decrease in stock-based compensation expense, largely driven by the reduction in workforce associated with our corporate restructuring implemented in the fourth quarter of 2023; and
•
a decrease of $2.0 million in costs for laboratories and facilities used by research and development personnel, primarily driven by a decrease in laboratory supplies and consumables.

The decrease in research and development expenses was partially offset by an increase of $9.2 million in costs associated with clinical trial activities, largely driven by clinical trial expenses for ABBV-RGX-314, RGX-202 and RGX-121.

General and Administrative Expense. General and administrative expenses decreased by $4.3 million, from $22.6 million for the three months ended March 31, 2023 to $18.3 million for the three months ended March 31, 2024. The decrease was primarily attributable to the following:

•
a decrease of $2.8 million in professional services and consulting fees, including legal and other corporate advisory services; and
•
a decrease of $1.3 million in personnel-related costs for general and administrative personnel, including a $0.4 million decrease in stock-based compensation expense, largely driven by the reduction in workforce associated with our corporate restructuring implemented in the fourth quarter of 2023.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $380.5 million, which were primarily derived from the sale of our common stock and pre-funded warrants described below and license fees received under the AbbVie Collaboration Agreement. We expect that our cash, cash equivalents and marketable securities as of March 31, 2024, will enable us to fund our operating expenses and capital expenditure requirements, and are sufficient to meet our financial commitments and obligations, for at least the next 12 months from the date of this report based on our current business plan.

In March 2024, we completed a public offering of 4,565,260 shares of our common stock at a price of $23.00 per share and 1,521,740 pre-funded warrants to purchase shares of our common stock at a price of $22.9999 per pre-funded warrant, which equaled the public offering price per share of the common stock less the $0.0001 exercise price of each pre-funded warrant. The aggregate net proceeds received from the offering were $131.1 million, net of underwriting discounts and commissions and offering expenses.

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

At-the-Market Offering Program

In September 2023, we entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. (BofA) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through BofA, acting as our sales agent (the ATM Program). We intend to use proceeds obtained from the sale of shares under the ATM Program, if any, for general corporate purposes. As of March 31, 2024, no shares of common stock had been sold under the ATM Program.

Cash Flows

Our consolidated cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(55,455)	$(80,918)
Net cash provided by investing activities	13,183	63,094
Net cash provided by (used in) financing activities	120,725	(9,037)
Net increase (decrease) in cash and cash equivalents and restricted cash	$78,453	$(26,861)

Cash Flows from Operating Activities

Our net cash used in operating activities for the three months ended March 31, 2024 decreased by $25.5 million from the three months ended March 31, 2023, largely as a result of lower operating expenses and increased cost reimbursement received from AbbVie under our ABBV-RGX-314 collaboration in the first quarter of 2024. We expect to continue to incur regular net cash outflows from operations for the foreseeable future as we continue the development and advancement of our product candidates and other research programs.

For the three months ended March 31, 2024, our net cash used in operating activities of $55.5 million consisted of a net loss of $63.3 million and unfavorable changes in operating assets and liabilities of $8.2 million, offset by adjustments for non-cash items of $16.0 million. The changes in operating assets and liabilities include a net decrease in total accounts payable and accrued expenses and other current liabilities of $8.6 million, which were driven primarily by decreases in accrued sublicense fees, royalties and personnel-related expenses, and an increase in other current assets of $6.8 million, which was driven primarily by an increase in net cost reimbursement due from AbbVie under our ABBV-RGX-314 collaboration. Other changes in operating working capital occurred in the normal course of business. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $9.6 million and depreciation and amortization expense of $4.2 million.

For the three months ended March 31, 2023, our net cash used in operating activities of $80.9 million consisted of a net loss of $66.7 million and unfavorable changes in operating assets and liabilities of $29.6 million, offset by adjustments for non-cash items of $15.4 million. The changes in operating assets and liabilities include a decrease in total accounts payable and accrued expenses and other current liabilities of $18.5 million, which were driven primarily by decreases in accrued sublicense fees, royalties and personnel-related expenses, and an increase in total prepaid expenses and other current assets of $15.3 million, which was driven primarily by an increase in net cost reimbursement due from AbbVie under our ABBV-RGX-314 collaboration. Other changes in operating working capital occurred in the normal course of business. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $11.2 million and depreciation and amortization expense of $4.2 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2024, our net cash provided by investing activities consisted of $68.9 million in maturities of marketable debt securities, offset by $55.2 million to purchase marketable debt securities and $0.6 million to purchase property and equipment.

For the three months ended March 31, 2023, our net cash provided by investing activities consisted of $67.9 million in maturities of marketable debt securities, offset by $4.8 million to purchase property and equipment.

Cash Flows from Financing Activities

For the three months ended March 31, 2024, our net cash provided by financing activities primarily consisted of $131.6 million in net proceeds received from the public offering of common stock and pre-funded warrants completed in March 2024, net of underwriting discounts and commissions and other offering expenses paid during the period, and $1.3 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan. Our net cash provided by financing activities was partially offset by $11.2 million of Zolgensma royalties paid to HCR, net of imputed interest, under our royalty purchase agreement.

For the three months ended March 31, 2023, our net cash used in financing activities primarily consisted of $9.7 million of Zolgensma royalties paid to HCR, net of imputed interest, under our royalty purchase agreement, and was partially offset by $1.1 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

Additional Capital Requirements

Our material capital requirements from known contractual and other obligations primarily relate to vendor service contracts and purchase commitments, in-license agreements, operating lease agreements and our Zolgensma royalty purchase agreement with HCR. Our material commitments and obligations are further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, and in the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. Other than the changes described in the notes to the unaudited consolidated financial statements accompanying this Quarterly Report on Form 10-Q, including Note 6, “Leases,” there have been no material changes to our commitments and obligations since December 31, 2023.

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $768.4 million as of March 31, 2024. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect to continue to incur significant research and development and general and administrative expenses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect to continue to incur capital expenditures associated with building out additional laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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

Many of these factors are outside of our control. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory and marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, and any commercial milestones or royalty payments under our licensing agreements, will be derived from or based on sales of products that may not be commercially available for many years, if at all. In addition, revenue from our NAV Technology Platform licensing is dependent in part on the clinical and commercial success of our licensing partners, including the commercialization of Zolgensma, and on maintaining our license agreements with our licensor partners, including GlaxoSmithKline LLC and The Trustees of the University of Pennsylvania. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our exposure to market risk during the three months ended March 31, 2024.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes from the risk factors previously disclosed in such filing.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended March 31, 2024, each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c) ("Rule 10b5-1 Plan"), were as follows:

					Rule 10b5-1 Trading Plan	Aggregate # of
				Scheduled	Provides for	Securities to be
Name	Title	Action	Date Adopted	Expiration Date	Purchase/Sale	Purchased/Sold (a)
Olivier Danos	Executive Vice President, Chief Scientific Officer	Adoption	3/15/2024	3/1/2025	Sale	138,094
Curran Simpson	Executive Vice President, Chief Operating Officer	Adoption	3/15/2024	2/28/2025	Sale	67,834
A.N. “Jerry” Karabelas	Director	Adoption	3/25/2024	3/1/2025	Sale	74,375
Vittal Vasista	Executive Vice President, Chief Financial Officer	Adoption	3/27/2024	3/26/2026	Sale	228,610

(a) The aggregate number of shares in this column includes shares that may be forfeited or withheld to satisfy exercise price and tax withholding obligations at the time of vesting.

Other than as described above, during the three months ended March 31, 2024, none of our directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC's Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	3.1	6/7/21

3.2	Amended and Restated Bylaws	8-K	3.2	9/22/15

4.1	Form of Pre-funded Warrant	8-K	4.1	3/11/24

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets

(ii) Consolidated Statements of Operations and Comprehensive Loss

(iii) Consolidated Statements of Stockholders’ Equity

(iv) Consolidated Statements of Cash Flows

(v) Notes to Consolidated Financial Statements

					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 formatted in Inline XBRL (included in Exhibit 101)

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

REGENXBIO Inc.

Dated: May 8, 2024	/s/ Kenneth T. Mills
Kenneth T. Mills
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2024	/s/ Vittal Vasista
Vittal Vasista
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)