Form 10-Q
period 2024-09-30
REGENXBIO Inc.
filed 2024-11-06
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, there were 49,545,071 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$56,617	$34,522
Marketable securities	198,843	240,736
Accounts receivable, net	23,604	24,790
Prepaid expenses	11,002	14,520
Other current assets	23,330	20,403
Total current assets	313,396	334,971
Marketable securities	23,108	38,871
Accounts receivable	404	701
Property and equipment, net	120,551	132,103
Operating lease right-of-use assets	55,293	60,487
Restricted cash	2,030	2,030
Other assets	4,332	4,807
Total assets	$519,114	$573,970
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,522	$22,786
Accrued expenses and other current liabilities	48,642	49,703
Deferred revenue	144	148
Operating lease liabilities	7,720	7,068
Liability related to sale of future royalties	26,697	50,567
Total current liabilities	102,725	130,272
Operating lease liabilities	76,342	82,222
Liability related to sale of future royalties	35,052	43,485
Other liabilities	3,579	6,249
Total liabilities	217,698	262,228
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at September 30, 2024 and December 31, 2023; 49,534 and 44,046 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	5	4
Additional paid-in capital	1,182,956	1,021,214
Accumulated other comprehensive loss	(582)	(4,429)
Accumulated deficit	(880,963)	(705,047)
Total stockholders’ equity	301,416	311,742
Total liabilities and stockholders’ equity	$519,114	$573,970

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
License and royalty revenue	$24,197	$28,914	$62,114	$68,029
Total revenues	24,197	28,914	62,114	68,029
Operating Expenses
Cost of revenues	12,387	12,388	27,249	25,975
Research and development	54,429	58,183	158,142	176,585
General and administrative	19,422	23,083	56,568	69,415
Impairment of long-lived assets	—	—	2,101	—
Other operating expenses	37	220	32	279
Total operating expenses	86,275	93,874	244,092	272,254
Loss from operations	(62,078)	(64,960)	(181,978)	(204,225)
Other Income (Expense)
Interest income from licensing	25	56	91	166
Investment income	3,276	4,660	9,213	8,953
Interest expense	(820)	(1,624)	(3,242)	(5,499)
Total other income	2,481	3,092	6,062	3,620
Net loss	$(59,597)	$(61,868)	$(175,916)	$(200,605)
Other Comprehensive Income
Unrealized gain on available-for-sale securities, net	1,684	2,685	3,847	7,988
Total other comprehensive income	1,684	2,685	3,847	7,988
Comprehensive loss	$(57,913)	$(59,183)	$(172,069)	$(192,617)

Net loss per share, basic and diluted	$(1.17)	$(1.41)	$(3.59)	$(4.60)
Weighted-average common shares outstanding, basic and diluted	50,800	43,945	49,051	43,644

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended September 30, 2024
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2024	49,317	$5	$1,171,894	$(2,266)	$(821,366)	$348,267
Vesting of restricted stock units, net of tax	31	—	—	—	—	—
Exercise of stock options, net of tax	108	—	398	—	—	398
Issuance of common stock under employee stock purchase plan	78	—	780	—	—	780
Stock-based compensation expense	—	—	9,884	—	—	9,884
Unrealized gain on available-for-sale securities, net	—	—	—	1,684	—	1,684
Net loss	—	—	—	—	(59,597)	(59,597)
Balances at September 30, 2024	49,534	$5	$1,182,956	$(582)	$(880,963)	$301,416

	Three Months Ended September 30, 2023
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2023	43,621	$4	$996,239	$(10,098)	$(580,290)	$405,855
Vesting of restricted stock units, net of tax	34	—	—	—	—	—
Exercise of stock options, net of tax	6	—	92	—	—	92
Issuance of common stock under employee stock purchase plan	73	—	1,243	—	—	1,243
Issuance of common stock upon private placement, net of transaction costs of $126	257	—	4,874	—	—	4,874
Stock-based compensation expense	—	—	10,219	—	—	10,219
Unrealized gain on available-for-sale securities, net	—	—	—	2,685	—	2,685
Net loss	—	—	—	—	(61,868)	(61,868)
Balances at September 30, 2023	43,991	$4	$1,012,667	$(7,413)	$(642,158)	$363,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2024
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2023	44,046	$4	$1,021,214	$(4,429)	$(705,047)	$311,742
Vesting of restricted stock units, net of tax	340	—	(910)	—	—	(910)
Exercise of stock options, net of tax	281	—	1,474	—	—	1,474
Issuance of common stock under employee stock purchase plan	105	—	1,191	—	—	1,191
Issuance of common stock and pre-funded warrants upon public offering, net of transaction costs of $534	4,565	1	131,066	—	—	131,067
Exercise of pre-funded warrants	197	—	—	—	—	—
Stock-based compensation expense	—	—	28,921	—	—	28,921
Unrealized gain on available-for-sale securities, net	—	—	—	3,847	—	3,847
Net loss	—	—	—	—	(175,916)	(175,916)
Balances at September 30, 2024	49,534	$5	$1,182,956	$(582)	$(880,963)	$301,416

	Nine Months Ended September 30, 2023
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	43,299	$4	$973,145	$(15,401)	$(441,553)	$516,195
Vesting of restricted stock units, net of tax	161	—	(419)	—	—	(419)
Exercise of stock options, net of tax	171	—	1,312	—	—	1,312
Issuance of common stock under employee stock purchase plan	103	—	1,826	—	—	1,826
Issuance of common stock upon private placement, net of transaction costs of $126	257	—	4,874	—	—	4,874
Stock-based compensation expense	—	—	31,929	—	—	31,929
Unrealized gain on available-for-sale securities, net	—	—	—	7,988	—	7,988
Net loss	—	—	—	—	(200,605)	(200,605)
Balances at September 30, 2023	43,991	$4	$1,012,667	$(7,413)	$(642,158)	$363,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(175,916)	$(200,605)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	28,921	31,929
Depreciation and amortization	12,192	12,985
Net amortization of premiums (accretion of discounts) on marketable debt securities	(3,027)	929
Net realized gain on investments	—	(2,205)
Impairment of long-lived assets	2,101	—
Non-cash interest expense	412	(569)
Other non-cash adjustments	(60)	(1)
Changes in operating assets and liabilities
Accounts receivable	1,574	566
Prepaid expenses	3,518	1,339
Other current assets	(2,804)	(13,573)
Operating lease right-of-use assets	4,586	4,245
Other assets	475	1,728
Accounts payable	(3,330)	(4,011)
Accrued expenses and other current liabilities	(1,448)	(1,546)
Deferred revenue	(4)	(1,218)
Operating lease liabilities	(6,021)	(5,004)
Other liabilities	(2,670)	(2,636)
Net cash used in operating activities	(141,501)	(177,647)
Cash flows from investing activities
Purchases of marketable debt securities	(173,916)	(67,925)
Maturities of marketable debt securities	238,446	231,753
Sales of equity securities	—	1,975
Purchases of property and equipment	(1,357)	(8,834)
Net cash provided by investing activities	63,173	156,969
Cash flows from financing activities
Proceeds from exercise of stock options	1,474	1,312
Taxes paid related to net settlement of stock-based awards	(910)	(419)
Proceeds from issuance of common stock under employee stock purchase plan	1,191	1,826
Proceeds from public offering of common stock and pre-funded warrants, net of issuance costs	131,067	—
Proceeds from private placement of common stock, net of issuance costs	—	4,874
Offering expenses related to at-the-market offering program	(158)	(51)
Repayments under liability related to sale of future royalties, net of imputed interest	(32,241)	(30,546)
Net cash provided by (used in) financing activities	100,423	(23,004)
Net increase (decrease) in cash and cash equivalents and restricted cash	22,095	(43,682)
Cash and cash equivalents and restricted cash
Beginning of period	36,552	98,982
End of period	$58,647	$55,300

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

REGENXBIO Inc. (the Company) is a clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. The Company's investigational gene therapies use adeno-associated virus (AAV) vectors from its proprietary gene delivery platform (NAV Technology Platform). The NAV® Technology Platform consists of exclusive rights to a large portfolio of AAV vectors, including commonly used AAV8 and AAV9. The Company has developed a broad pipeline of gene therapy product candidates using the NAV Technology Platform as a one-time treatment to address an array of diseases. In addition to its internal product development efforts, the Company also selectively licenses the NAV Technology Platform and other intellectual property rights to other leading biotechnology and pharmaceutical companies (NAV Technology Licensees). As of September 30, 2024, the NAV Technology Platform was being applied by NAV Technology Licensees in one commercial product, Zolgensma®, and in the preclinical and clinical development of a number of other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development and commercialization of certain product candidates. The Company was formed in 2008 in the State of Delaware and is headquartered in Rockville, Maryland.

The Company has incurred cumulative losses since inception and as of September 30, 2024, had generated an accumulated deficit of $881.0 million. The Company's ability to transition to recurring profitability is dependent upon achieving a level of revenues adequate to support its cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability, and unless and until it does, will continue to need to raise additional capital through equity offerings, licensing and collaboration arrangements, or other non-dilutive financings. There is no assurance that the Company will be able to raise sufficient capital or obtain financing on favorable terms, or at all. If the Company is unable to raise capital sufficient to meet its working capital needs in the future, it may be forced to delay expenditures, reduce the scope of its development activities or make other changes to its operating plans. As of September 30, 2024, the Company had cash, cash equivalents and marketable securities of $278.6 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

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

	As of September 30,
	2024	2023
Cash and cash equivalents	$56,617	$53,045
Restricted cash	2,030	2,255
Total cash and cash equivalents and restricted cash	$58,647	$55,300

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting standards during the three and nine months ended September 30, 2024 and 2023 which had a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances certain interim and annual disclosure requirements of reportable segment information, including information about significant segment expenses. Additionally, the standard requires entities with a single reportable segment to provide all disclosures required by ASC 280, Segment Reporting. The standard is effective for the Company for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025, with early adoption permitted. Upon the adoption of this standard, the Company will modify its disclosures for segment reporting, as applicable. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure of an entity's effective tax rate reconciliation and requires the disclosure of income taxes paid to be disaggregated by jurisdiction. The standard is effective for the Company beginning January 1, 2025, with early adoption permitted. Upon the adoption of this standard, the Company will modify its disclosures for income taxes, as applicable. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The standard is effective for the Company for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028, with early adoption permitted. The standard may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact of this standard on its consolidated financial statements and related disclosures.

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2024
U.S. government and agency securities	$50,350	$16	$(233)	$50,133
Certificates of deposit	4,404	—	(15)	4,389
Corporate bonds	166,919	583	(73)	167,429
	$221,673	$599	$(321)	$221,951

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2023
U.S. government and agency securities	$71,811	$6	$(1,248)	$70,569
Certificates of deposit	6,572	—	(106)	6,466
Corporate bonds	204,793	143	(2,364)	202,572
	$283,176	$149	$(3,718)	$279,607

As of September 30, 2024 and December 31, 2023, no available-for-sale debt securities had remaining maturities greater than three years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of September 30, 2024 and December 31, 2023, the balance in accumulated other comprehensive loss consisted solely of unrealized gains and losses on available-for-sale debt securities, net of reclassification adjustments for realized gains and losses and income tax effects. The Company uses the aggregate portfolio approach to release the tax effects of unrealized gains and losses on available-for-sale debt securities in accumulated other comprehensive loss. Realized gains and losses from the sale or maturity of marketable securities are based on the specific identification method and are included in results of operations as investment income. The Company did not recognize any realized gains or losses on available-for-sales securities during the three and nine months ended September 30, 2024 and 2023, and no income tax effects or reclassification adjustments were recorded in accumulated other comprehensive loss during the periods.

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024
U.S. government and agency securities	$—	$—	$30,252	$(233)	$30,252	$(233)
Certificates of deposit	484	(1)	3,170	(14)	3,654	(15)
Corporate bonds	4,995	(1)	21,290	(72)	26,285	(73)
	$5,479	$(2)	$54,712	$(319)	$60,191	$(321)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
U.S. government and agency securities	$12,877	$(16)	$52,686	$(1,232)	$65,563	$(1,248)
Certificates of deposit	965	(2)	5,257	(104)	6,222	(106)
Corporate bonds	25,051	(48)	144,642	(2,316)	169,693	(2,364)
	$38,893	$(66)	$202,585	$(3,652)	$241,478	$(3,718)

As of September 30, 2024, available-for-sale debt securities held by the Company in an unrealized loss position consisted of 36 investment grade security positions. The Company has the intent and ability to hold such securities until recovery, and based on the credit quality of the issuers and low severity of each unrealized loss position relative to its amortized cost basis, the Company did not identify any credit losses associated with its available-for-sale debt securities. The Company did not record an allowance for credit losses on its available-for-sale debt securities as of September 30, 2024 or December 31, 2023, and no impairment or credit losses on available-for-sale debt securities were recorded during the three and nine months ended September 30, 2024 and 2023.

4. Fair Value Measurements

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the fair value hierarchy discussed in Note 2 (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2024
Cash equivalents:
Money market mutual funds	$—	$43,771	$—	$43,771
Total cash equivalents	—	43,771	—	43,771
Marketable securities:
U.S. government and agency securities	—	50,133	—	50,133
Certificates of deposit	—	4,389	—	4,389
Corporate bonds	—	167,429	—	167,429
Total marketable securities	—	221,951	—	221,951
Total cash equivalents and marketable securities	$—	$265,722	$—	$265,722

	Level 1	Level 2	Level 3	Total
December 31, 2023
Cash equivalents:
Money market mutual funds	$—	$13,024	$—	$13,024
Total cash equivalents	—	13,024	—	13,024
Marketable securities:
U.S. government and agency securities	—	70,569	—	70,569
Certificates of deposit	—	6,466	—	6,466
Corporate bonds	—	202,572	—	202,572
Total marketable securities	—	279,607	—	279,607
Total cash equivalents and marketable securities	$—	$292,631	$—	$292,631

Management estimates that the carrying values of its current accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Accounts receivable which contain non-current portions and certain non-current payables reported as other liabilities are recorded at their present values using a discount rate that is based on prevailing market rates on the date the amounts were initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be materially different from those that would be used as of September 30, 2024 to determine the present value of these instruments. Accordingly, management estimates that the carrying values of its non-current accounts receivable and other liabilities approximate the fair value of those instruments. Management estimates that the carrying value of the liability related to the sale of future royalties approximates fair value. As discussed in Note 7, the carrying value of the liability related to the sale of future royalties is based on the Company’s estimate of future royalties expected to be paid by the Company over the life of the arrangement, which are considered Level 3 inputs.

Long-lived assets, if determined to be not recoverable and impaired, are measured at fair value on a nonrecurring basis using Level 3 inputs. Please refer to Note 6 for further information on nonrecurring fair value measurements of long-lived assets during the three and nine months ended September 30, 2024 and 2023.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Laboratory and manufacturing equipment	$76,788	$75,632
Computer equipment and software	4,748	4,700
Furniture and fixtures	7,024	7,052
Leasehold improvements	101,340	101,927
Total property and equipment	189,900	189,311
Accumulated depreciation and amortization	(69,349)	(57,208)
Property and equipment, net	$120,551	$132,103

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

In March 2024, the Company entered into an agreement to sublease its office space under the New York Lease (the New York Sublease) to a third-party subtenant. The sublease term commenced in April 2024 and will expire in April 2027 concurrent with the expiration of the New York Lease. Monthly payments under the New York Sublease commenced in July 2024 and escalate annually in accordance with the sublease agreement. As of September 30, 2024, total undiscounted future minimum lease payments to be received by the Company over the term of the New York Sublease were $1.3 million. The Company recognized sublease income of $0.1 million and $0.2 million under the New York Sublease during the three and nine months ended September 30, 2024, respectively.

The New York Sublease is classified as an operating lease and the Company was not relieved of its primary obligation under the New York Lease. The Company continues to account for the New York Lease as it did prior to the commencement of the sublease.

As a result of the New York Sublease, the Company determined an impairment indicator was present as of March 31, 2024 related to the long-lived asset group subject to the sublease, which included the right-of-use asset under the New York Lease, leasehold improvements and other property and equipment allocable to the New York Sublease. The Company concluded the carrying value of the asset group as of March 31, 2024 was not recoverable, as it exceeded the sum of the estimated undiscounted cash flows to be generated by the assets over their remaining lives. The Company estimated the fair value of the asset group as of March 31, 2024 using a discounted cash flow method, which incorporated unobservable inputs including the net identifiable cash flows over the term of the New York Sublease and an estimated borrowing rate of a market participant subtenant. The estimated fair value of the asset group as of March 31, 2024 represents a Level 3 nonrecurring fair value measurement. The Company concluded the carrying value of the asset group of $3.4 million exceeded its estimated fair value of $1.3 million as of March 31, 2024. As such, the Company recognized impairment losses of $2.1 million during the three months ended March 31, 2024 and the nine months ended September 30, 2024 on the long-lived asset group associated with the New York Sublease. The impairment losses were allocated to the various assets within the long-lived asset group based on their relative carrying values and consisted of $1.4 million recorded to the right-of-use assets and $0.7 million recorded to property and equipment. No material impairment losses on long-lived assets were recorded during the three months ended September 30, 2024 and the three and nine months ended September 30, 2023.

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

The Company estimates the effective interest rate used to record interest expense under the Royalty Purchase Agreement based on its estimate of future royalty payments to be received by HCR. As of September 30, 2024, the estimated effective interest rate under the Royalty Purchase Agreement was 4.2%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments received by HCR and changes in the Company’s forecasted royalties. At each reporting date, the Company reassesses its estimate of total future royalty payments to be received by HCR at the applicable Cap Amount, and prospectively adjusts the effective interest rate and amortization of the liability, as necessary.

The following table presents the changes in the liability related to the sale of future royalties under the Royalty Purchase Agreement with HCR (in thousands):

Liability Related to
Sale of Future Royalties
Balance at December 31, 2023	$94,052
Zolgensma royalties paid to HCR	(35,072)
Interest expense recognized	2,769
Balance at September 30, 2024	61,749
Current portion of liability related to sale of future royalties	(26,697)
Liability related to sale of future royalties, non-current	$35,052

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

The Company evaluated the pre-funded warrants issued under the March 2024 offering and concluded the warrants are indexed to the Company's common stock, meet the criteria to be classified as equity and are not subject to remeasurement. The proceeds received from the issuance of the pre-funded warrants were recorded as additional paid-in capital. The Company issued 197,000 shares of common stock upon the exercise of pre-funded warrants during the nine months ended September 30, 2024. There were no exercises of pre-funded warrants during the three months ended September 30, 2024. As of September 30, 2024, 1,324,740 pre-funded warrants remained outstanding.

At-the-Market Offering Program

In September 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. (BofA) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million from time to time through BofA, acting as the Company's sales agent (the ATM Program). As of September 30, 2024, no shares of common stock had been sold under the ATM Program.

9. License and Collaboration Agreements

License and Royalty Revenue

As of September 30, 2024, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in one commercial product, Zolgensma, and in the development of a number of other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development of certain product candidates. Consideration to the Company under its license agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products, (v) fees for services related to the development of licensed products and (vi) other consideration payable upon optional goods and services purchased by licensees. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

License and royalty revenue consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Zolgensma royalties	$23,872	$28,364	$60,849	$63,454
Other license and royalty revenue	325	550	1,265	4,575
Total license and royalty revenue	$24,197	$28,914	$62,114	$68,029

Outstanding development milestone payments are evaluated each reporting period and are only included in the transaction price of each license and recognized as license revenue to the extent the milestones are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of September 30, 2024, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $1.51 billion, including (i) $524.9 million upon the commencement of various stages of clinical trials, (ii) $113.8 million upon the submission of regulatory approval filings or upon regulatory approval of licensed products and (iii) $870.0 million upon the achievement of specified sales targets for licensed products, including milestones payable upon the first commercial sale of licensed products. To the extent the milestone payments are realized by the Company, the Company may be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of these milestones is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

Changes in Accounts Receivable, Contract Assets and Deferred Revenue

The following table presents the balances of the Company’s net accounts receivable, contract assets and deferred revenue, as well as other information regarding revenue recognized during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Accounts receivable, net, current and non-current:
Beginning of period	$23,273	$22,523	$25,491	$29,586
End of period	$24,008	$29,121	$24,008	$29,121

Contract assets:
Beginning of period	$194	$2,000	$—	$—
End of period	$259	$2,000	$259	$2,000

Deferred revenue:
Beginning of period	$21	$448	$148	$1,829
End of period	$144	$442	$144	$442

Revenue recognized during the period from:
Amounts included in deferred revenue at beginning of period	$21	$28	$148	$1,409
Performance obligations satisfied in previous periods	$23,875	$28,365	$60,912	$65,405

As of September 30, 2024, the Company had recorded deferred revenue of $0.1 million which represents consideration received or unconditionally due from licensees for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations as of September 30, 2024 consisted of research and development services to be performed by the Company related to licensed products, which will be satisfied as the services are performed. As of September 30, 2024, the aggregate transaction price of the Company’s license agreements allocated to performance obligations not yet satisfied, or partially satisfied, was $1.5 million, which is expected to be satisfied over a period of approximately two to three years.

Revenue recognized from performance obligations satisfied in previous periods, as presented in the table above, was primarily attributable to Zolgensma royalties and changes in the transaction prices of the Company’s license agreements. Changes in transaction prices were primarily attributable to development milestones achieved or deemed probable of achievement during the periods which were previously not considered probable of achievement, resulting in a cumulative catch-up adjustment to revenue. Revenue recognized during the nine months ended September 30, 2023 included $2.0 million in cumulative catch-up adjustments for changes in the probability of achievement of development milestones. There were no cumulative catch-up adjustments to revenue for changes in the probability of achievement of development milestones during the three and nine months ended September 30, 2024 or during the three months ended September 30, 2023.

Accounts Receivable, Contract Assets and the Allowance for Credit Losses

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Current accounts receivable:
Billed to customers	$105	$265
Unbilled Zolgensma royalties	23,138	24,128
Due from Abeona, net of present value discount	4,942	4,587
Other unbilled	361	397
Allowance for credit losses	(4,942)	(4,587)
Current accounts receivable, net	23,604	24,790
Non-current accounts receivable:
Other unbilled	404	701
Non-current accounts receivable, net	404	701
Total accounts receivable, net	$24,008	$25,491

The following table presents the changes in the allowance for credit losses related to accounts receivable and contract assets for the nine months ended September 30, 2024 (in thousands):

	Allowance for Credit Losses
	Accounts Receivable	Contract Assets
Balance at December 31, 2023	$4,587	$—
Changes in present value discount of receivables	355	—
Balance at September 30, 2024	$4,942	$—

The Company’s allowance for credit losses as of September 30, 2024 and December 31, 2023 was related solely to accounts receivable from Abeona Therapeutics Inc. (Abeona). Please refer to the section below, "Settlement Agreement with Abeona Therapeutics", for further information regarding amounts due from Abeona and the associated allowance for credit losses. The Company did not record a provision for credit losses for the three and nine months ended September 30, 2024 and 2023.

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

The Company recognized the following amounts under the Novartis License (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Zolgensma royalties	$23,872	$28,364	$60,849	$63,454
Total license and royalty revenue	$23,872	$28,364	$60,849	$63,454

Interest income from licensing	$6	$7	$20	$22

As of September 30, 2024 and December 31, 2023, the Company had recorded total accounts receivable of $23.3 million and $24.3 million, respectively, from Novartis Gene Therapies under the Novartis License, which consisted primarily of Zolgensma royalties receivable. The Zolgensma royalties receivable recorded as of September 30, 2024 included $11.1 million expected to be paid to HCR in accordance with the Royalty Purchase Agreement discussed in Note 7. The Company recognizes royalty revenue from net sales of Zolgensma in the period in which the underlying products are sold by Novartis Gene Therapies, which in certain cases may require the Company to estimate royalty revenue for periods of net sales which have not yet been reported to the Company. Estimated royalties are reconciled to actual amounts reported in subsequent periods, and any differences are recognized as an adjustment to royalty revenue in the period the royalties are reported.

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

As of September 30, 2024 and December 31, 2023, the Company had recorded accounts receivable of $4.9 million and $4.6 million, respectively, associated with the remaining amounts due from Abeona under the Settlement Agreement. The receivable of $4.9 million as of September 30, 2024 consisted of the $5.0 million payment due by November 2024, net of discount to present value. While the Company anticipates taking appropriate measures to enforce the full collection of all amounts due from Abeona under the Settlement Agreement, the Company assessed the collectability of the accounts receivable from Abeona as it relates to credit risk. In performing this assessment, the Company evaluated Abeona’s credit profile and financial condition, as well its expectations regarding Abeona’s future cash flows and ability to satisfy the contractual obligations of the Settlement Agreement. As a result of its analysis, the Company recorded an allowance for credit losses of $4.9 million and $4.6 million as of September 30, 2024 and December 31, 2023, respectively, related to the accounts receivable due from Abeona. No credit losses or recoveries were recorded on the Abeona receivable during the three and nine months ended September 30, 2024 and 2023. The present value discount of the Abeona receivable is accreted as interest income from licensing through the contractual due date using the effective interest method. The Company has elected to record increases in the allowance for credit losses associated with the accretion of the present value discount as a reduction of the associated interest income, resulting in no interest income recognized during the periods related to the accretion of the present value discount on the Abeona receivable.

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

The Company applied the requirements of ASC 606, Revenue from Contracts with Customers (ASC 606) to the AbbVie Collaboration Agreement for the units of account in which AbbVie was deemed to be a customer. The Company determined that there is only one material performance obligation under the agreement for the delivery of the intellectual property license to develop and commercialize ABBV-RGX-314 globally. The intellectual property licensed to AbbVie includes the rights to certain patents, data, know-how and other rights developed and owned by the Company, as well as other intellectual property rights exclusively licensed by the Company from various third parties. As of September 30, 2024 and December 31, 2023, the transaction price of the AbbVie Collaboration Agreement was $370.0 million, which consisted solely of the up-front payment received from AbbVie in November 2021. The $370.0 million transaction price was fully recognized as revenue upon the delivery of the license to AbbVie in November 2021. Variable consideration under the AbbVie Collaboration Agreement, which has been excluded from the transaction price, includes $562.5 million in payments for development milestones that have not yet been achieved and were not considered probable of achievement. Additionally, the transaction price excludes sales-based milestone payments of $820.0 million and royalties on net sales of ABBV-RGX-314 outside the United States. Development milestones will be added to the transaction price and recognized as revenue upon achievement, or if deemed probable of achievement. In accordance with the sale- or usage-based royalty exception under ASC 606, royalties on net sales and sales-based milestones will be recognized as revenue in the period the underlying sales occur or milestones are achieved. There were no changes in the transaction price of the AbbVie Collaboration Agreement, and no revenue was recognized, during the three and nine months ended September 30, 2024 and 2023.

The Company applied the requirements of ASC 808, Collaborative Arrangements (ASC 808) to the AbbVie Collaboration Agreement for the units of account which were deemed to be a collaborative arrangement. Both the Company and AbbVie will perform various activities related to the development, manufacturing and commercialization of ABBV-RGX-314 in the United States. Development costs are shared between the parties in accordance with the terms of the AbbVie Collaboration Agreement, and the parties will share equally in the net profits and losses derived from sales of ABBV-RGX-314 in the United States. The Company accounts for payments to and from AbbVie for the sharing of development and commercialization costs in accordance with its accounting policy for collaborative arrangements. Amounts owed to AbbVie for the Company’s share of development costs or commercialization costs incurred by AbbVie are recorded as research and development expense or general and administrative expense, respectively, in the period the costs are incurred. Amounts owed to the Company for AbbVie’s share of development costs or commercialization costs incurred by the Company are recorded as a reduction of research and development expense or general and administrative expense, respectively, in the period the costs are incurred. At the end of each reporting period, the Company records a net amount due to or from AbbVie as a result of the cost-sharing arrangement. As of September 30, 2024 and December 31, 2023, the Company had recorded $20.3 million and $17.7 million, respectively, due from AbbVie for net reimbursement of costs incurred for activities performed under AbbVie Collaboration Agreement, which was included in other current assets on the consolidated balance sheets.

The Company recognized the following amounts under the AbbVie Collaboration Agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cost reimbursement to (from) AbbVie included in:
Research and development expense	$(20,082)	$(19,608)	$(66,330)	$(56,300)
General and administrative expense	341	615	1,168	1,007
Total net cost reimbursement to (from) AbbVie	$(19,741)	$(18,993)	$(65,162)	$(55,293)

10. Stock-based Compensation

Effective in January 2024, an additional 1,761,849 shares were authorized for issuance under the 2015 Equity Incentive Plan (the 2015 Plan). As of September 30, 2024, the total number of shares of common stock authorized for issuance under the 2015 Plan and the 2014 Stock Plan (the 2014 Plan) was 19,118,989, of which 1,511,556 remained available for future grants under the 2015 Plan.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$6,051	$7,275	$17,969	$22,868
Restricted stock units	3,755	2,843	10,536	8,475
Employee stock purchase plan	78	101	416	586
	$9,884	$10,219	$28,921	$31,929

As of September 30, 2024, the Company had $69.5 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.4 years.

The Company recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$4,301	$5,131	$13,893	$16,670
General and administrative	5,583	5,088	15,028	15,259
	$9,884	$10,219	$28,921	$31,929

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2023	8,581	$32.62	6.2	$7,011
Granted	2,263	$16.24
Exercised	(281)	$5.25
Cancelled or forfeited	(546)	$35.56
Outstanding at September 30, 2024	10,017	$29.53	6.4	$529
Exercisable at September 30, 2024	6,609	$34.38	5.1	$529
Vested and expected to vest at September 30, 2024	10,017	$29.53	6.4	$529

(a) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2024 was $10.06. During the nine months ended September 30, 2024, the total number of stock options exercised was 280,753, resulting in total proceeds of $1.5 million. The total intrinsic value of options exercised during the nine months ended September 30, 2024 was $3.0 million.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2023	1,309	$25.89
Granted	1,188	$16.22
Vested	(390)	$27.20
Forfeited	(72)	$22.45
Unvested balance at September 30, 2024	2,035	$20.11

The total intrinsic value of restricted stock units vested during the nine months ended September 30, 2024 was $6.7 million.

Employee Stock Purchase Plan

As of September 30, 2024, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 1,426,994, of which 912,964 remained available for future issuance. During the nine months ended September 30, 2024, 105,400 shares of common stock were issued under the 2015 ESPP.

11. Income Taxes

The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets as of September 30, 2024 and December 31, 2023. Based on the Company’s history of operating losses, and other relevant facts and circumstances, the Company concluded that it was more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its net deferred tax assets as of September 30, 2024 and December 31, 2023.

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

In connection with the restructuring, the Company implemented a reduction in workforce of approximately 15%, which was substantially completed in the fourth quarter of 2023. The Company recorded restructuring costs of $3.7 million in the fourth quarter of 2023, which primarily consisted of employee severance, continuing healthcare benefits and other employee-related costs. During the nine months ended September 30, 2024, the Company recorded reductions in the restructuring liability of $0.4 million associated with changes in total estimated restructuring costs. As of September 30, 2024, all of the restructuring costs had been paid by the Company and no restructuring liability was recorded. The following table presents the details of the Company's restructuring liability as of September 30, 2024 (in thousands):

Restructuring Liability
Balance at December 31, 2022	$—
Restructuring charges	3,731
Cash payments	(1,925)
Balance at December 31, 2023	1,806
Cash payments	(1,370)
Other adjustments	(436)
Balance at September 30, 2024	$—

13. Net Loss Per Share

Since the Company incurred net losses for the three and nine months ended September 30, 2024 and 2023, common stock equivalents were excluded from the calculation of diluted net loss per share for such periods as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were the same for such periods. The weighted-average number of common shares outstanding used in the basic and diluted net loss per share calculations includes the weighted-average effect of pre-funded warrants to purchase shares of the Company's common stock, as the pre-funded warrants are exercisable at any time for nominal cash consideration. The following potentially dilutive common stock equivalents outstanding at the end of the period were excluded from the computations of weighted-average diluted common shares for the periods indicated as their effects would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2024	2023
Stock options issued and outstanding	10,017	8,856
Unvested restricted stock units outstanding	2,035	1,394
Employee stock purchase plan	47	36
	12,099	10,286

14. Supplemental Disclosures

Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Net cost reimbursement due from collaborators	$20,302	$17,745
Accrued interest on investments	1,578	1,551
Other	1,450	1,107
	$23,330	$20,403

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued external research and development expenses	$16,715	$13,762
Accrued sublicense fees and royalties	14,628	14,234
Accrued personnel costs	14,335	18,146
Accrued external general and administrative expenses	1,843	2,717
Accrued purchases of property and equipment	334	386
Other accrued expenses and current liabilities	787	458
	$48,642	$49,703

Supplemental Disclosures of Non-cash Investing and Financing Activities

Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities were $0.4 million as of September 30, 2024, a net decrease of less than $0.1 million from December 31, 2023, and $0.5 million as of September 30, 2023, a net decrease of $2.0 million from December 31, 2022.

Offering expenses for the ATM Program included in accounts payable and accrued expenses and other liabilities were $0.4 million as of September 30, 2023. No such amounts were recorded as of September 30, 2024.

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

Overview of Product Candidates

We have developed a broad pipeline of gene therapy programs using our proprietary adeno-associated virus (AAV) gene therapy delivery platform (NAV Technology Platform) as a one-time treatment to address an array of diseases. Our lead programs and product candidates are described below:

•
ABBV-RGX-314: We are developing ABBV-RGX-314 in collaboration with AbbVie as a potential one-time treatment for chronic retinal conditions which cause total or partial vision loss, including wet age-related macular degeneration (wet AMD) and diabetic retinopathy (DR). ABBV-RGX-314 is currently being evaluated in multiple ongoing clinical trials, including two pivotal trials (ATMOSPHERE and ASCENT), one Phase II bridging study, one long-term follow-up study, and a fellow eye treatment study in patients with wet AMD, all utilizing subretinal delivery. Additionally, two Phase II clinical trials in patients with wet AMD (AAVIATE) and DR (ALTITUDE) are ongoing along with two corresponding long-term follow-up studies, all utilizing in-office suprachoroidal delivery. Within the Phase II study in DR, we are also evaluating ABBV-RGX-314 in diabetic macular edema (DME). ABBV-RGX-314 uses the NAV® AAV8 vector to deliver a gene encoding a therapeutic antibody fragment to inhibit vascular endothelial growth factor (VEGF). We have licensed certain exclusive rights to the SCS Microinjector® from Clearside Biomedical, Inc. (Clearside) to deliver gene therapy treatments to the suprachoroidal space of the eye.

Wet AMD

Subretinal Delivery

Enrollment continues to be on track in the ATMOSPHERE® and ASCENT™ pivotal trials for the treatment of patients with wet AMD using subretinal delivery. These trials are expected to support global regulatory submissions with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA) in the first half of 2026. In October 2024, we reported positive data from a Phase II fellow eye sub-study at the American Academy of Ophthalmology (AAO) 2024 annual meeting. The sub-study evaluated subretinal delivery of ABBV-RGX-314 in patients who received ABBV-RGX-314 in the Phase I/IIa or bridging studies and elected to receive treatment in their second eye. As of September 11, 2024, ABBV-RGX-314 was well tolerated in the treated fellow eye, with no drug-related serious adverse events and no cases of intraocular inflammation observed. At nine months post-administration, patients saw a 97% reduction in anti-VEGF treatment burden and sustained vision and anatomy. These data demonstrate the potential of ABBV-RGX-314 to preserve vision long-term for patients with wet AMD as a one-time treatment for both eyes. Bilateral disease impacts a significant number of patients with wet AMD.

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

DR and DME

The ALTITUDE® trial is a multi-center, open label, randomized, controlled, dose-escalation Phase II trial to evaluate the efficacy, safety and tolerability of ABBV-RGX-314 using suprachoroidal delivery for the treatment of DR. Based on positive interim results from this trial, we and AbbVie have accelerated a planned End-of-Phase II (EOP2) meeting with the FDA expected to occur in the fourth quarter of 2024. We expect to initiate the first global pivotal trial in the first half of 2025.

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

AFFINITY DUCHENNE® is a Phase I/II multicenter, open-label dose escalation and dose expansion clinical study to evaluate the safety, tolerability and clinical efficacy of a one-time intravenous (IV) dose of RGX-202 in patients with Duchenne aged 1 to 11 years old. In March 2024 and May 2024, we reported interim safety and efficacy data from the trial, including RGX-202 microdystrophin expression for the first two patients who received RGX-202 at dose level 2 (DL2).

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

In November 2024, we announced that the last patient has been dosed in the dose level 2 (pivotal dose) expansion cohort for ages 4 to 11 years old and the first patient has been dosed in the cohort for ages 1 to 3 years old. A clinical trial application for RGX-202 has been authorized by Health Canada, and we expect to initiate sites in Canada in the first half of 2025.

Following a successful EOP2 meeting with the FDA earlier this year, we plan to share a full program update in November 2024, including pivotal trial design and plans for accelerated approval, as well as initial strength and functional assessment data for both dose levels of the AFFINITY DUCHENNE trial.

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

CAMPSIITE® is a Phase I/II/III multi-center, open-label trial to evaluate the efficacy, safety, tolerability and pharmacodynamics of RGX-121 in patients with MPS II aged 4 months up to 5 years old. We continue to follow patients in the trial and, in February 2024, reported that the pivotal phase of the CAMPSIITE trial achieved its primary endpoint, a reduction in cerebrospinal fluid Heparan sulfate levels of D2S6, a biomarker indicative of brain disease activity, with statistical significance. In September 2024, we announced positive data from the pivotal dose level of RGX-121 demonstrating long-term systemic effect. We plan to use levels of cerebrospinal fluid Heparan sulfate D2S6 as a surrogate endpoint reasonably likely to predict clinical benefit for accelerated approval and have initiated a rolling biologics license application (BLA) submission using the accelerated approval pathway. The BLA submission is expected to be complete in the first quarter of 2025.

We believe that RGX-121 is likely to be eligible for priority review, especially if no other gene therapy product for MPS II is approved before submission of a BLA for RGX-121, and potential approval of the Company's planned BLA for RGX-121 could result in receipt of a Rare Pediatric Disease Priority Review Voucher in 2025, assuming the statutory criteria are met, potentially making RGX-121 the first approved gene therapy and one-time treatment for MPS II.

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform and other intellectual property rights to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of September 30, 2024, our NAV Technology Platform was being applied in one commercial product, Zolgensma®, and the preclinical and clinical development of a number of other licensed products. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform and creating potential additional revenue opportunities.

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

We license our NAV Technology Platform and other intellectual property rights to other biotechnology and pharmaceutical companies, including collaborators for the joint development and commercialization of our product candidates. The terms of the licenses vary, and licenses may be exclusive or non-exclusive and may be sublicensable by the licensee. Licenses may grant intellectual property rights for purposes of internal and preclinical research and development only, or may include the rights, or options to obtain future rights, to commercialize drug therapies for specific diseases using the NAV Technology Platform and other licensed rights. License agreements generally have a term at least equal to the life of the underlying patents, but are terminable at the option of the licensee. Consideration from licensees under our license agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products, (v) fees for services related to the development of licensed products and (vi) other consideration payable upon optional goods and services purchased by licensees.

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

We expect to continue to incur significant research and development expenses for the foreseeable future as we continue the development of our product candidates and engage in early research and development for prospective product candidates and new technologies. The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Direct Expenses
ABBV-RGX-314	$10,803	$6,022	$28,773	$16,391
RGX-202	3,875	2,088	9,053	8,233
RGX-121	4,017	4,991	11,798	12,623
Other product candidates	1,174	2,187	3,059	6,725
Total direct expenses	19,869	15,288	52,683	43,972
Unallocated Expenses
Platform and new technologies	5,977	10,306	17,627	33,211
Personnel-related	20,789	23,784	63,803	73,201
Facilities and depreciation expense	6,823	7,274	20,946	21,623
Other unallocated	971	1,531	3,083	4,578
Total unallocated expenses	34,560	42,895	105,459	132,613
Total research and development	$54,429	$58,183	$158,142	$176,585

Direct expenses related to the development of ABBV-RGX-314 include net cost reimbursement from AbbVie under our eye care collaboration of $20.1 million and $66.3 million for the three and nine months ended September 30, 2024, respectively, and $19.6 million and $56.3 million for the three and nine months ended September 30, 2023, respectively, which were recorded as a reduction of research and development expenses. Net cost reimbursement from AbbVie includes reimbursement of personnel and overhead costs attributable to the development of ABBV-RGX-314, the underlying costs of which are reported as unallocated expenses in the table above. We typically utilize our employee and infrastructure resources across our development programs. As a result, we generally do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs.

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

Results of Operations

Our consolidated results of operations were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
Revenues
License and royalty revenue	$24,197	$28,914	$(4,717)	$62,114	$68,029	$(5,915)
Total revenues	24,197	28,914	(4,717)	62,114	68,029	(5,915)
Operating Expenses
Cost of revenues	12,387	12,388	(1)	27,249	25,975	1,274
Research and development	54,429	58,183	(3,754)	158,142	176,585	(18,443)
General and administrative	19,422	23,083	(3,661)	56,568	69,415	(12,847)
Impairment of long-lived assets	—	—	—	2,101	—	2,101
Other operating expenses	37	220	(183)	32	279	(247)
Total operating expenses	86,275	93,874	(7,599)	244,092	272,254	(28,162)
Loss from operations	(62,078)	(64,960)	2,882	(181,978)	(204,225)	22,247
Other Income (Expense)
Interest income from licensing	25	56	(31)	91	166	(75)
Investment income	3,276	4,660	(1,384)	9,213	8,953	260
Interest expense	(820)	(1,624)	804	(3,242)	(5,499)	2,257
Total other income	2,481	3,092	(611)	6,062	3,620	2,442
Net loss	$(59,597)	$(61,868)	$2,271	$(175,916)	$(200,605)	$24,689

Comparison of the Three Months Ended September 30, 2024 and 2023

License and Royalty Revenue. License and royalty revenue decreased by $4.7 million, from $28.9 million for the three months ended September 30, 2023 to $24.2 million for the three months ended September 30, 2024. The decrease was primarily attributable to Zolgensma royalty revenues, which decreased from $28.4 million for the third quarter of 2023 to $23.9 million for the third quarter of 2024. As reported by Novartis, sales of Zolgensma for the third quarter of 2024 were $308 million, consistent with sales for the third quarter of 2023, and the product continues to treat mainly incident patients in established markets, translating into stable sales for the third quarter of 2024. The decrease in Zolgensma royalties was primarily attributable to fluctuations in the effective royalty rate under the license agreement with Novartis.

Research and Development Expense. Research and development expenses decreased by $3.8 million, from $58.2 million for the three months ended September 30, 2023 to $54.4 million for the three months ended September 30, 2024. The decrease was primarily attributable to the following:

•
a decrease of $3.0 million in personnel-related costs for research and development personnel, including a $0.8 million decrease in stock-based compensation expense, largely driven by the reduction in workforce associated with our corporate restructuring implemented in the fourth quarter of 2023;
•
a decrease of $2.4 million in preclinical activities and other early-stage research and development;
•
a decrease of $1.9 million in costs for laboratories and facilities used by research and development personnel, including a $0.4 million decrease in depreciation expense allocated to research and development functions, primarily driven by a decrease in laboratory supplies and consumables; and
•
a decrease of $1.6 million in manufacturing expenses and other costs of clinical supply for our lead product candidates.

The decrease in research and development expenses was partially offset by an increase of $5.8 million in costs associated with clinical trial activities, largely driven by clinical trial expenses for ABBV-RGX-314 and RGX-202.

General and Administrative Expense. General and administrative expenses decreased by $3.7 million, from $23.1 million for the three months ended September 30, 2023 to $19.4 million for the three months ended September 30, 2024. The decrease was primarily attributable to professional services and consulting fees, including legal and other corporate advisory services.

Comparison of the Nine Months Ended September 30, 2024 and 2023

License and Royalty Revenue. License and royalty revenue decreased by $5.9 million, from $68.0 million for the nine months ended September 30, 2023 to $62.1 million for the nine months ended September 30, 2024. The decrease was primarily attributable to non-recurring development milestone revenue recognized in the first nine months of 2023 and Zolgensma royalty revenues, which decreased from $63.5 million for the first nine months of 2023 to $60.8 million for the first nine months of 2024. As reported by Novartis, sales of Zolgensma for the first nine months of 2024 were $952 million, an increase of 3% from the first nine months of 2023, and the product continues to treat mainly incident patients in established markets. The decrease in Zolgensma royalties was primarily attributable to fluctuations in the effective royalty rate under the license agreement with Novartis.

Research and Development Expense. Research and development expenses decreased by $18.4 million, from $176.6 million for the nine months ended September 30, 2023 to $158.1 million for the nine months ended September 30, 2024. The decrease was primarily attributable to the following:

•
a decrease of $13.4 million in manufacturing expenses and other costs of clinical supply for our lead product candidates, largely driven by ABBV-RGX-314 and RGX-202 clinical supply costs;
•
a decrease of $9.4 million in personnel-related costs for research and development personnel, including a $2.8 million decrease in stock-based compensation expense, largely driven by the reduction in workforce associated with our corporate restructuring implemented in the fourth quarter of 2023;
•
a decrease of $6.1 million in costs for laboratories and facilities used by research and development personnel, including a $0.8 million decrease in depreciation expense allocated to research and development functions, primarily driven by a decrease in laboratory supplies and consumables; and
•
a decrease of $5.5 million in preclinical activities and other early-stage research and development.

The decrease in research and development expenses was partially offset by an increase of $17.5 million in costs associated with clinical trial activities, largely driven by clinical trial expenses for ABBV-RGX-314 and RGX-202.

General and Administrative Expense. General and administrative expenses decreased by $12.8 million, from $69.4 million for the nine months ended September 30, 2023 to $56.6 million for the nine months ended September 30, 2024. The decrease was primarily attributable to the following:

•
a decrease of $10.3 million in professional services and consulting fees, including legal and other corporate advisory services; and
•
a decrease of $1.4 million in personnel-related costs for general and administrative personnel, including a $0.2 million decrease in stock-based compensation expense, largely driven by the reduction in workforce associated with our corporate restructuring implemented in the fourth quarter of 2023.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $278.6 million, which were primarily derived from the sale of our common stock and pre-funded warrants described below and license fees received under the AbbVie Collaboration Agreement. We expect that our cash, cash equivalents and marketable securities as of September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements, and are sufficient to meet our financial commitments and obligations, for at least the next 12 months from the date of this report based on our current business plan.

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

At-the-Market Offering Program

In September 2023, we entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. (BofA) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through BofA, acting as our sales agent (the ATM Program). We intend to use proceeds obtained from the sale of shares under the ATM Program, if any, for general corporate purposes. As of September 30, 2024, no shares of common stock had been sold under the ATM Program.

Cash Flows

Our consolidated cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(141,501)	$(177,647)
Net cash provided by investing activities	63,173	156,969
Net cash provided by (used in) financing activities	100,423	(23,004)
Net increase (decrease) in cash and cash equivalents and restricted cash	$22,095	$(43,682)

Cash Flows from Operating Activities

Our net cash used in operating activities for the nine months ended September 30, 2024 decreased by $36.1 million from the nine months ended September 30, 2023, largely as a result of lower operating expenses and increased cost reimbursement received from AbbVie under our ABBV-RGX-314 collaboration in the first nine months of 2024. We expect to continue to incur regular net cash outflows from operations for the foreseeable future as we continue the development and advancement of our product candidates and other research programs.

For the nine months ended September 30, 2024, our net cash used in operating activities of $141.5 million consisted of a net loss of $175.9 million and unfavorable changes in operating assets and liabilities of $6.1 million, offset by adjustments for non-cash items of $40.5 million. The changes in operating assets and liabilities include a decrease in total accounts payable, accrued expenses and other current liabilities, and other liabilities of $7.5 million, which was driven largely by decreases in accrued personnel costs, sublicense fees payable to licensors and amounts payable to suppliers as of the end of the period. Other changes in operating working capital occurred in the normal course of business. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $28.9 million and depreciation and amortization expense of $12.2 million.

For the nine months ended September 30, 2023, our net cash used in operating activities of $177.6 million consisted of a net loss of $200.6 million and unfavorable changes in operating assets and liabilities of $20.1 million, offset by adjustments for non-cash items of $43.1 million. The changes in operating assets and liabilities include an increase in other current assets of $13.6 million, which was driven primarily by an increase in net cost reimbursement due from AbbVie under our ABBV-RGX-314 collaboration, and a decrease in total accounts payable and accrued expenses and other current liabilities of $5.6 million, which was driven primarily by a decrease in amounts payable to suppliers as of the end of the period. Other changes in operating working capital occurred in the normal course of business. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $31.9 million and depreciation and amortization expense of $13.0 million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2024, our net cash provided by investing activities consisted of $238.4 million in maturities of marketable debt securities, offset by $173.9 million used to purchase marketable debt securities and $1.4 million used to purchase property and equipment.

For the nine months ended September 30, 2023, our net cash provided by investing activities consisted of $231.8 million in maturities of marketable debt securities and $2.0 million in proceeds received from uniQure N.V. (uniQure) in connection with the achievement of milestones associated with their acquisition of Corlieve Therapeutics SAS (Corlieve), offset by $67.9 million used to purchase marketable debt securities and $8.8 million used to purchase property and equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024, our net cash provided by financing activities primarily consisted of $131.1 million in net proceeds received from the public offering of common stock and pre-funded warrants completed in March 2024, net of underwriting discounts and commissions and other offering expenses paid during the period, and $2.7 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan. Our net cash provided by financing activities was partially offset by $32.2 million of Zolgensma royalties paid, net of imputed interest, under our royalty purchase agreement with HCR.

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

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $881.0 million as of September 30, 2024. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect to continue to incur significant research and development and general and administrative expenses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect to continue to incur capital expenditures associated with building out additional laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our exposure to market risk during the nine months ended September 30, 2024.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of our directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC's Regulation S-K).

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	3.1	6/7/21

3.2	Amended and Restated Bylaws	8-K	3.2	9/22/15

10.1*	Employment Separation Agreement, effective as of September 21, 2024, between the Registrant and Vittal Vasista				X

10.2*	Consulting Agreement, effective as of September 16, 2024, between the Registrant and Vittal Vasista				X

31.1	Certification of the Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets

(ii) Consolidated Statements of Operations and Comprehensive Loss

(iii) Consolidated Statements of Stockholders’ Equity

(iv) Consolidated Statements of Cash Flows

(v) Notes to Consolidated Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024 formatted in Inline XBRL (included in Exhibit 101)

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

REGENXBIO Inc.

Dated: November 6, 2024	/s/ Curran Simpson
Curran Simpson
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2024	/s/ Mitchell Chan
Mitchell Chan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)