Form 10-K
period 2024-12-31
REGENXBIO Inc.
filed 2025-03-13
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 30, 2024, the last business day of the registrant’s most recently completed second quarter, was $536,344,977.

As of March 7, 2025, there were 50,086,138 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement with respect to the registrant’s 2025 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

REGENXBIO INC.

Form 10-K

For the Year Ended December 31, 2024

PART I

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements express a belief, expectation or intention and are generally accompanied by words that convey projected future events or outcomes such as “anticipate,” “assume,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “position,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or variations of such words or by similar expressions. We have based these forward-looking statements on our current expectations, estimates and assumptions and analyses in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks, uncertainties, assumptions and other important factors, including, but not limited to:

•
our ability to establish and maintain development partnerships, including our collaboration with AbbVie to develop and commercialize ABBV-RGX-314 and our collaboration with Nippon Shinyaku to develop and commercialize RGX-121 and RGX-111;
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
•
our expectations regarding recent regulatory developments in the United States and foreign countries; and
•
changes in the financial markets and banking system that may affect the availability and terms on which we may obtain financing and our ability to accurately predict how long our existing cash resources will be sufficient to fund our anticipated operating expenses.

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

AAVIATE, AFFINITY BEYOND, AFFINITY DUCHENNE, ALTITUDE, ATMOSPHERE, CAMPSIITE, NAV, NAVXpress, NAVXcell, REGENXBIO and the REGENXBIO logos are our registered trademarks. Any other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

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

We have developed a broad pipeline of investigational AAV Therapeutics using our NAV Technology Platform as one-time treatments to address an array of diseases. We are currently focusing our internal development pipeline in three areas: retinal, neuromuscular and neurodegenerative diseases. We believe these product candidates are differentiated, can be expedited, and support meaningful near-term and long-term value generation. Our investigational AAV Therapeutics include:

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
•
RGX-121 and RGX-111, which we are developing and plan to commercialize with Nippon Shinyaku to treat Mucopolysaccharidosis type II (MPS II) and Mucopolysaccharidosis type I (MPS I), both of which are progressive, neurodegenerative lysosomal storage disorders.

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

AAV Therapeutics

Historically, the primary challenge for gene therapy has been the safe and effective delivery of genes into cells. To address this challenge, scientists designed and developed a variety of gene vectors to facilitate gene delivery into cells.

Our gene therapies are designed to deliver working genes to cells using AAV vectors as the delivery “vehicles.” We chose AAV vectors, modified viruses that cannot increase their numbers or reproduce themselves, based on several factors including their demonstrated efficiency in gene delivery to date and promising safety profiles for gene therapy.

Since our inception, we have built and advanced multiple promising AAV Therapeutics into late-stage clinical development. All of our AAV Therapeutics were built on our NAV Technology Platform. Together, with our manufacturing and end-to-end capabilities, we are excited about the prospect of bringing these assets to commercial stage and continuing to leverage our NAV Technology Platform to generate additional promising AAV Therapeutics.

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

For many years, by sublicensing NAV Vectors from our NAV Technology Platform to other biopharmaceutical companies with disease-specific expertise, which we refer to as our NAV Technology Licensees, we received capital to advance our own research and capabilities. Our NAV Technology Platform is being applied to a number of programs over a broad range of therapeutic areas and disease indications by our NAV Technology Licensees. These partnered programs include Novartis’ Zolgensma®, a gene therapy for the treatment of spinal muscular atrophy (SMA), which was approved by the U.S. Food and Drug Administration (FDA) in 2019, and has been used to treat over 4,500 patients suffering from SMA, a debilitating and potentially deadly disease. Our partnering strategy provides us the flexibility to sublicense development of treatments designed to address significant unmet medical needs, while remaining focused on our own pipeline of AAV Therapeutics.

We believe we have extensive human safety experience to support the development of our investigational AAV Therapeutics based on data from thousands of patients dosed with AAV Therapeutics derived from our NAV Technology Platform in more than 15 different clinical-stage programs and with one FDA approved product. To date, we have observed that AAV Therapeutics derived from our NAV Technology Platform have been generally well tolerated.

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

Our scientists are researching and evaluating NAV Vectors to identify and characterize new features that may be more clinically effective by improving tissue tropism and specificity, de-targeting the liver, increasing transduction efficiency and requiring a lower dose.

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

We can design our AAV Therapeutics to deliver transgenes encoding a spectrum of therapeutic modalities. Our current pipeline of investigational AAV Therapeutics uses NAV Vectors to deliver transgenes encoding therapeutic antibodies, or able to compensate for a missing or non-functional gene.

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

We have invested in innovative manufacturing process development and analytical capabilities and use a suspension cell culture-based manufacturing process. We have deep in-house knowledge of biologics and gene therapy manufacturing, which has enabled us to scale manufacturing of our AAV Therapeutics while ensuring product quality for patients and improving cost-of-goods. We have developed systems which we believe will provide robust manufacturing and global supply of AAV Therapeutics to meet quality requirements and anticipated research, clinical and future commercial demand. Our Good Manufacturing Practices (cGMP) production facility, the REGENXBIO Manufacturing Innovation Center (RMIC), is located in our corporate headquarters in Rockville, Maryland. The RMIC has been designed to support clinical and future commercial production of AAV Therapeutics and has been in operation since mid-2022.

We have developed a proprietary, high-yielding manufacturing process platform for NAV vector production (NAVXpress®) that can be applied across multiple AAV Therapeutics. This manufacturing process platform approach improves development efficiency and shortens timelines by leveraging data across multiple programs. The suspension-based manufacturing platform has demonstrated robust scalability from bench-scale to 500 liter and 1,000-liter cGMP batches with consistent yield and product purity demonstrated via comparability studies. At the RMIC facility, we have demonstrated the ability to scale the manufacturing process to 2,000 liters. We believe this flexibility in manufacturing will support a wide range of potential commercial supply requirements for our AAV Therapeutics. The NAVXpress manufacturing process is fully characterized, and we have engaged in full-scale process validation to support a Biologics License Application (BLA) submission.

We have designed custom starting materials for use in the NAVXpress platform, including plasmids and cell lines, that increase the efficiency and productivity of NAV vectors. We have demonstrated that these cell lines, named NAVXcell®, enable high-yielding production processes while allowing for efficient purification.

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

We have advanced image-guided device delivery of AAV Therapeutics into the cerebrospinal fluid to target the brain and central nervous system for neurodegenerative diseases. We have also led the development of two different types of delivery devices of AAV Therapeutics into the eye for targeting the retina of patients. In 2020, in our clinical trial for the in-office treatment of wet AMD, an investigational AAV Therapeutic was delivered to a patient using a novel, suprachoroidal delivery device for the first time. In 2020, we initiated a pivotal phase program for ABBV-RGX-314 using a subretinal delivery device for the treatment of wet AMD. As part of our delivery device expertise, we have created teams of experts to support and train physicians to deliver AAV Therapeutics in operating room and physician office settings.

In recent years, a tremendous amount of progress has been made in the development of AAV Therapeutics, and we believe we are a leader in these advancements.

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

Wet AMD is the leading cause of vision loss in people over 60, affecting more than 2 million patients in the United States, Europe and Japan. The risk for developing wet AMD increases with age and we anticipate that the incidence of new cases will continue to increase significantly with the growth of an aging population. In patients with wet AMD, fluid accumulation can result in physical changes in the structure of the retina and adverse changes in vision. As this process progresses, blindness can result from atrophy and scar formation.

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

Clinical Development of ABBV-RGX‑314 Subretinal Delivery for the Treatment of Wet AMD

We have two ongoing pivotal trials, ATMOSPHERE® and ASCENT™, for the treatment of wet AMD using ABBV-RGX-314 (surabgene lomparvovec) delivered subretinally.

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

These trials are expected to support global regulatory submissions, including with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA). Topline data from these trials are expected to be shared in 2026.

In October 2024, we reported positive data from a Phase II fellow eye sub-study at the American Academy of Ophthalmology (AAO) 2024 annual meeting. The sub-study evaluated subretinal delivery of ABBV-RGX-314 in patients who received ABBV-RGX-314 in the Phase I/IIa or bridging studies and elected to receive treatment in their second eye. As of September 11, 2024, ABBV-RGX-314 has been well tolerated in the treated second eye with no drug-related serious adverse events and no cases of intraocular inflammation observed. At nine months post-administration, patients saw a 97% reduction in anti-VEGF treatment burden and sustained vision and anatomy. We believe these data demonstrate the potential of ABBV-RGX-314 to preserve vision long-term for patients with wet AMD as a one-time treatment for both eyes. Bilateral disease impacts a significant number of patients with wet AMD.

In February 2024, we presented updated interim data at the Angiogenesis, Exudation and Degeneration annual meeting from the Phase II pharmacodynamic study designed to evaluate the same dose levels being used in the two pivotal trials. Data demonstrated that ABBV-RGX-314 manufactured using REGENXBIO's NAVXpress platform process was well tolerated at both dose levels. Through month 6, ABBV-RGX-314 in all cohorts exhibited similar and expected protein levels along with stable to improved best corrected visual acuity and central retinal thickness, as well as meaningful reductions in anti-VEGF burden, with the majority of subjects remaining injection-free.

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

Two-year findings from this study were published in The Lancet in March 2024, in a paper titled "Gene therapy for neovascular age-related macular degeneration by subretinal delivery of RGX-314: a phase 1/2a dose-escalation study."

Clinical Development of ABBV-RGX‑314 Suprachoroidal Delivery for the Treatment of Wet AMD

We are also evaluating the efficacy, safety and tolerability of suprachoroidal delivery of ABBV-RGX-314 through AAVIATE®, a multi-center, open label, randomized, controlled, dose-escalation Phase II trial of ABBV-RGX-314 for the treatment of wet AMD.

In January 2024, we announced data from the AAVIATE trial demonstrating that patients treated with ABBV-RGX-314 continue to demonstrate stable BCVA and CRT at six months. In addition, a meaningful reduction in anti-VEGF treatment burden was observed following administration of ABBV-RGX-314. The highest reduction was seen in dose level 3, demonstrating an 80% reduction in annualized injection rate with 50% of patients remaining injection-free.

As of July 29, 2024, ABBV-RGX-314 at dose level 3 with short course prophylactic steroid eye drops continued to be well tolerated with no drug-related serious adverse events (SAEs) and no cases of intraocular inflammation, endophthalmitis, vasculitis, retinal artery occlusion, choroidal effusion, or hypotony. Mild episcleritis occurred in three patients, all resolved and completed treatment with topical steroids. There were no cases of elevated intraocular pressure. Based on this favorable safety profile, the Phase II AAVIATE trial is initiating enrollment in a new cohort to evaluate ABBV-RGX-314 at dose level 4 (1.5x10e12 GC/eye). Patients in this cohort will also receive short course prophylactic steroid eye drops.

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
0% worsened ≥2 steps vs. 37.5% in control
•
4.2% developed vision-threatening events vs. 37.5% in control

In August 2024, we announced the ALTITUDE trial is enrolling a new cohort of patients with center-involved DME. DME is a vision-threatening complication of DR. Patients will receive a one-time, in-office injection of ABBV-RGX-314 at dose level 4 (1.5x10e12 GC/eye) with short course prophylactic steroid eye drops.

A successful end-of-Phase II meeting with the FDA occurred in the fourth quarter of 2024. In January 2025, AbbVie and REGENXBIO announced they will plan a Phase III program. The program is expected to support global regulatory submissions.

RGX-202 for the Treatment of Duchenne

We believe that RGX-202 has the potential to serve as a second-to-market, differentiated gene therapy treatment for Duchenne.

RGX-202 is our investigational AAV Therapeutic for the treatment of Duchenne, a rare disease caused by mutations in the gene responsible for making dystrophin, a protein of central importance for muscle cell structure and function. Without dystrophin, muscles throughout the body degenerate and become weak, eventually leading to loss of movement and independence, required support for breathing, cardiomyopathy and premature death. There is presently no cure for Duchenne, and there is a significant unmet need for disease modifying treatment options. Duchenne is one of the most common fatal genetic disorders affecting children, primarily boys. Duchenne is estimated to occur in approximately one in every 3,500-5,000 live male births and has an estimated prevalence of more than 30,000 cases in the U.S., Europe and Japan.

RGX-202 is designed to deliver a transgene for a novel microdystrophin that includes the functional elements of the C-Terminal (CT) domain found in naturally occurring dystrophin. Presence of the CT domain has been shown in preclinical studies to recruit several key proteins to the muscle cell membrane, leading to improved muscle resistance to contraction-induced muscle damage in dystrophic mice. Additional design features may potentially improve gene expression, increase translational efficiency and reduce immunogenicity. RGX-202 is designed to support the delivery and targeted expression of the transgene throughout skeletal and heart muscle using the NAV AAV8 vector, and a well-characterized muscle-specific promoter (Spc5-12).

We have received orphan drug product, Fast Track designation and rare pediatric disease designation from the FDA for RGX‑202.

Clinical Development of RGX-202

AFFINITY DUCHENNE® is a multicenter, open-label Phase I/II/III trial of RGX-202 in ambulatory patients aged one and older. Patients receive a dose of 2x1014 GC/kg. The pivotal phase of the trial is expected to support a BLA submission using the accelerated approval pathway in 2026.

To support potential accelerated approval, the primary endpoint is the proportion of participants whose RGX-202 microdystrophin expression is ≥ 10% at Week 12. Secondary endpoints include change from baseline on timed function tests including time to stand, 10 meter walk/run and time to climb in participants ages 4 and older. Participants aged 1 to < 4 years will be evaluated using the Peabody Developmental Motor Scale-Third Edition and stride velocity 95th centile. Patients will be assessed on the North Star Ambulatory Assessment (NSAA) as an exploratory endpoint.

In March 2024 and May 2024, we reported interim safety and efficacy data from the Phase I/II portion of the trial, including positive RGX-202 microdystrophin expression results for the first two patients who received RGX-202 at dose level 2 (DL2), the pivotal dose.

In November 2024, we reported additional interim data from the Phase I/II portion of the AFFINITY DUCHENNE trial, including functional outcomes from the first five Phase I/II participants. Results include 12-month data from three dose level 1 patients aged 4-10 and nine-month data from two dose level 2 (pivotal dose) patients aged 8 and 12. In all five participants, across both dose levels, RGX-202 demonstrated evidence of positively impacting disease trajectory, with patients demonstrating stable or improved function on NSAA and timed function tests including time to stand, 10 meter walk/run and time to climb. Results were measured against external natural history controls matched for age and baseline function.

We also reported new biomarker and safety data in November 2024. The biomarker data continues to support consistent, high expression and transduction of RGX-202 microdystrophin. RGX-202 was appropriately localized to the sarcolemma, demonstrating the differentiated construct with the CT-Domain is appropriately targeting the muscle. In the 11 patients dosed as of November 1, 2024, RGX-202 was well tolerated with no SAEs or AESIs reported. Common drug-related AEs included nausea, vomiting and fatigue. All resolved and are typically anticipated with gene therapy administration.

Also in November 2024, we announced that a pivotal (Phase III) trial of AFFINITY DUCHENNE had been initiated and that the first patient had been dosed under the pivotal protocol. The trial will recruit approximately 30 ambulatory patients, aged 1 and above. In March 2025, we announced that the pivotal study was nearly 50% enrolled, and we expect to complete enrollment in the study in 2025, share top line data in the first half of 2026 and submit a BLA under the accelerated approval pathway in mid-2026.

We expect to share additional Phase I/II biomarker data at the 2025 Muscular Dystrophy Association (MDA) Clinical & Scientific Conference, including the first biomarker data from the cohort of patients aged 1-3. The company expects to share additional efficacy and safety data, including additional functional data, in the first half of 2025.

RGX-202 is manufactured using our proprietary, high-yielding NAVXpress platform process. This suspension-based manufacturing process has demonstrated scalability up to 2,000 liters with consistent yield and product purity. The RMIC has the capacity and yields to produce up to 2,500 doses of RGX-202 per year to support future commercialization.

Additionally, we are recruiting patients in the AFFINITY BEYOND® trial, an observational screening study. The primary objective is to evaluate the prevalence of AAV8 antibodies in patients with Duchenne up to 12 years of age. Information collected in this study may be used to identify potential participants for the AFFINITY DUCHENNE trial and potential future trials of RGX-202.

RGX‑121 for the Treatment of MPS II

RGX‑121 (clemidsogene lanparvovec) is our investigational AAV Therapeutic for the treatment of MPS II, which we are developing in collaboration with Nippon Shinyaku in the U.S. and certain countries in Asia. MPS II, also known as Hunter syndrome, is a rare disease caused by mutations in the gene responsible for making iduronate-2-sulfatase (IDS), which encodes the I2S enzyme. The I2S enzyme is responsible for the breakdown of the polysaccharides heparan sulfate (HS) and dermatan sulfate in lysosomes, structures that dispose of waste products inside cells. These polysaccharides, called glycosaminoglycans (GAGs), accumulate in tissues of MPS II patients, resulting in diverse clinical signs and symptoms. HS is a key biomarker of I2S enzyme activity and high amounts of HS accumulate in the central nervous system (CNS) of neuronopathic MPS II patients, which has been shown to correlate with neurocognitive manifestations of the disease. In severe forms of the disease, early developmental milestones may be met during the first year after birth, but developmental delay is readily apparent by 18 to 24 months. Developmental progression begins to plateau between three and five years of age, with regression reported to begin around six and a half years. By the time of death, most patients with CNS involvement are severely mentally handicapped and require constant care. MPS II is estimated to occur in approximately 1 in 100,000 to 1 in 170,000 births worldwide. Based on global population, this equates to approximately 500 to 1,000 MPS II patients born each year worldwide.

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

In February 2024, we reported that the pivotal phase of the CAMPSIITE trial achieved its primary endpoint, Proportion of Patients with cerebrospinal fluid (CSF) D2S6 below maximum attenuated level at W16. Accurate and sensitive measurements of CSF GAGs, such as HS D2S6, have the potential to be considered a surrogate endpoint that is reasonably likely to predict clinical benefit in MPS II disease under the accelerated approval pathway, as buildup of GAGs in the CSF of MPS II patients correlates with clinical manifestations including neurodevelopmental deficits. MPS II patients treated with RGX-121 achieved decreased CSF levels of D2S6 below maximum attenuated disease levels at 16 weeks (p value of 0.00016). Patients receiving RGX-121 demonstrated an 86% median reduction in D2S6, approaching normal levels. Pivotal results were consistent with data from the dose-finding phase of CAMPSIITE, in which the majority of patients were shown to be exceeding expectations in neurodevelopmental function compared to natural history data up to four years.

The pivotal program used commercial-scale cGMP material from our proprietary, high-yielding NAVXpress process. In addition to measuring GAGs in the CSF, the trial will continue to collect neurodevelopmental data and caregiver-reported outcomes.

In June 2024, we announced the completion of a successful pre-BLA meeting for RGX-121, where we finalized details of our BLA with FDA. In that announcement, we shared that the FDA continues to be aligned with our plan to use CSF levels of HS D2S6 as a surrogate endpoint reasonably likely to predict clinical benefit to support accelerated approval of RGX-121. We expect an FDA inspection of our Manufacturing Innovation Center following the BLA submission for RGX-121.

In September 2024, we reported long term data showing that patients receiving RGX-121 at the pivotal dose level demonstrated an 85% median reduction of CSF levels of HS D2S6 approaching normal levels and sustained for up to two years. In the dose-finding part of the trial, investigators chose to discontinue standard-of-care intravenous enzyme replacement therapy (ERT) or to remain ERT-naïve for a majority of patients. At the pivotal dose level (dose level 3), 80% of patients were ERT-free at last time point, up to more than 18 months post-dosing. At dose level 2, 71% of patients were ERT-free at last time point, up to almost three years.

In January 2025, we announced a strategic partnership with Nippon Shinyaku to develop and commercialize RGX-121 in the United States and Asia. For more information, refer to "Nippon Shinyaku Partnership for MPS Diseases" below.

In March 2025, we submitted a BLA for RGX-121 seeking accelerated approval to the FDA, which we believe is likely to be eligible for priority review. We expect potential approval of RGX-121 in the second half of 2025.

Potential approval of the BLA for RGX-121 could result in receipt of a Rare Pediatric Disease Priority Review Voucher in 2025, assuming the statutory criteria are met. If approved, RGX-121 would be the first approved gene therapy and one-time treatment for MPS II.

RGX‑111 for the Treatment of MPS I

RGX-111 is our investigational AAV Therapeutic for the treatment of MPS I, a rare disease caused by deficiency of IDUA, an enzyme required for the breakdown of polysaccharides in lysosomes. Similar to MPS II, many MPS I patients develop symptoms related to GAG accumulation in the CNS, which can include excessive accumulation of fluid in the brain, spinal cord compression and cognitive impairment. MPS I patients span a broad spectrum of disease severity and extent of CNS involvement. The severe form of MPS I is also referred to as Hurler syndrome. Hurler patients have two mutations in the IDUA gene, resulting in no active enzyme. These patients typically present with symptoms before two years of age and universally exhibit severe cognitive decline after an initial period of normal development. MPS I is estimated to occur in approximately 1 in 100,000 births worldwide. Based on global population, this equates to more than 1,000 MPS I patients born each year worldwide. The current standard of care for patients with an attenuated form of MPS I is a recombinant form of human IDUA, given as a weekly ERT infusion. This has demonstrated improvement in hepatosplenomegaly, growth, mobility and respiratory function. However, as the enzyme cannot cross the blood-brain barrier, ERT does not treat the CNS manifestations of MPS I. Patients are also often treated with hematopoietic stem cell transplantation (HSCT). Although this approach has demonstrated improvements in survival, growth, cardiac and respiratory function, mobility and intellect, it is also associated with clinically relevant morbidity and an estimated 10% to 20% mortality. Accordingly, the procedure is reserved for patients with severe disease before two years of age because the risk-benefit ratio is thought to be more favorable in younger patients who have not yet experienced advanced cognitive decline. Another critical limitation of HSCT is that cognitive decline continues for up to a year after transplant before stabilizing, leaving permanent cognitive deficits.

Overall, we believe the limitations of HSCT and ERT leave a significant unmet need for a method to safely achieve long-term IDUA reconstitution in the CNS for MPS I patients experiencing neurological complications. RGX-111 is designed to use the NAV AAV9 vector to deliver the human IDUA gene to the CNS. Delivery of the enzyme that is deficient within cells in the CNS could provide a permanent source of secreted IDUA beyond the blood-brain barrier, allowing for long-term cross-correction of cells throughout the CNS. We believe this strategy could also provide rapid IDUA delivery to the brain, potentially preventing the progression of cognitive deficits that otherwise occurs in MPS I patients. We have received orphan drug product designation, rare pediatric disease designation and fast track designation from the FDA, as well as orphan designation and ATMP classification from the EMA for RGX-111.

Clinical Development of RGX‑111 for the Treatment of MPS I

A Phase I/II study evaluating RGX-111 initiated in 2017 and enrollment for that study completed in 2023. The multi-center, open-label, dose escalation trial evaluated the safety, tolerability and pharmacodynamics of RGX-111 delivered via single injection to the CNS to patients with MPS I. Interim results from the study, reported in February 2023, showed RGX-111 to be well tolerated across two dose levels in the eight patients enrolled in the Phase I/II trial as of January 17, 2023 and in the single-patient IND as of December 12, 2021, with no drug-related SAEs. Biomarker and neurodevelopmental assessments indicated an encouraging CNS profile in patients dosed with RGX-111.

In November 2023, future development of RGX-111 was largely halted as a result of a strategic pipeline prioritization and corporate restructuring. Efforts to continue development of RGX-111 are set to be reinitiated following our announcement in January 2025 of a strategic partnership with Nippon Shinyaku to develop and commercialize RGX-111 in the United States and Asia. For more information, refer to "Nippon Shinyaku Partnership for MPS Diseases" below.

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

Under the terms of our Collaboration and License Agreement with AbbVie (the AbbVie Collaboration and License Agreement), we received an upfront payment of $370 million. Additionally, we are eligible to receive up to $1.38 billion in additional development, regulatory and commercial milestone payments.

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

Nippon Shinyaku Partnership for MPS Diseases

In January 2025, REGENXBIO and Nippon Shinyaku announced a strategic partnership to develop and commercialize RGX-121, a potential one-time gene therapy for the treatment of MPS II, and RGX-111, a potential one-time gene therapy for the treatment of MPS I, in the United States and certain countries in Asia. The Collaboration and License Agreement with Nippon Shinyaku (the Nippon Shinyaku Collaboration and License Agreement) became effective in March 2025.

Under the terms of the Nippon Shinyaku Collaboration and License Agreement, we will receive an upfront payment of $110 million. Additionally, we are eligible to receive up to $700 million in additional milestone payments, including $40 million in development and regulatory milestone payments and $660 million in sales milestones. We are eligible to receive meaningful double-digit royalties on net sales by Nippon Shinyaku of licensed products, subject to specified offsets and reductions. We retain all rights to, and one hundred percent of any potential proceeds related to the sale of, the Priority Review Voucher for RGX-121 received upon approval.

In accordance with the Nippon Shinyaku Collaboration and License Agreement, we will lead the development of RGX-121 and RGX-111 in the United States and Nippon Shinyaku will be responsible for development in licensed territories outside of the United States. We will lead the manufacturing of the licensed products for clinical development and commercial supply and reserve the right to develop and commercialize in countries outside of the licensed territories. Nippon Shinyaku will be responsible, at its sole cost, for the commercialization of licensed products. Manufacturing expenses will be allocated between the parties in accordance with the terms of the Nippon Shinyaku Collaboration and License Agreement and mutually agreed supply agreements.

NAV Technology Licensees

In addition to our internal product development efforts, we sublicense our NAV Vectors to other leading biotechnology and pharmaceutical companies. As of December 31, 2024, our NAV Technology Licensees are currently applying our NAV Technology Platform to a number of AAV Therapeutics over a broad range of therapeutic areas and disease indications. NAV Vectors have been extensively investigated in clinical trials registered in the National Institutes of Health (NIH) clinical trials database and are being used in one FDA-approved AAV Therapeutic in the United States (Novartis’ Zolgensma). To date, thousands of patients have been treated by REGENXBIO and our NAV Technology Licensees using NAV Vectors across clinical trials, managed access and commercial settings.

Our NAV Technology Licensees are shown below.

We have also taken an active role in the formation of several of our NAV Technology Licensees, including being a founding shareholder in Dimension Therapeutics, Inc., Prevail Therapeutics Inc. and Corlieve Therapeutics SAS, all of which were acquired in strategic transactions since their formation. We entered into a license agreement with each of these NAV Technology Licensees upon their formation, for which we received equity in the NAV Technology Licensee in addition to other consideration.

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

Novartis acquired AveXis for $8.7 billion in April 2018, and Zolgensma was subsequently approved by the FDA in May 2019. In December 2020, we sold a portion of our royalty rights from the net sales of Zolgensma to entities managed by Healthcare Royalty Management, LLC (HCR) for a gross purchase price of $200 million. As of December 31, 2024, Zolgensma is approved in 58 countries with more than 4,500 patients treated globally through clinical trials, early access programs and in the commercial setting. Novartis reported worldwide sales of Zolgensma of $1.21 billion in 2024.

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

Under the terms of the Penn license agreement, we issued equity to Penn and are also obligated to pay Penn:

•
up to $20.5 million upon the achievement of various development and sales-based milestones, of which $0.5 million have been paid to date;
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
•
certain sublicense fees, of which $6.0 million remain outstanding as of December 31, 2024; and
•
reimbursements for ongoing patent prosecution and maintenance expenses.

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

In addition, under our GSK license agreement, we are obligated to pay low- to mid-single digit royalty percentages on net sales of licensed products. This payment has been assigned by GSK to Penn such that any royalties we are obligated to pay under the GSK license agreement will be paid to Penn rather than GSK. Under our GSK license agreement, we are required to use commercially reasonable efforts to develop and commercialize licensed products. Our GSK license agreement will terminate upon the expiration, lapse, abandonment or invalidation of the last licensed claim to expire, lapse, become abandoned or unenforceable in all the countries of the world where the licensed patent rights existed. The last to expire patent under the GSK license agreement, absent patent term extension, is January 2026. We may terminate this license agreement for any reason upon a specified number of days’ written notice. GSK can terminate this license agreement if:

•
we are late in paying GSK any money due under the agreement and do not pay in full within a specified number of days of GSK’s written demand;
•
we materially breach the agreement and fail to cure within a specified number of days; or
•
we file for bankruptcy.

We have been notified of a potential dispute with GSK over the amount of sublicense fees paid by us to GSK under the GSK license agreement. We disagree with GSK's interpretation of the GSK license agreement. For additional information, please see Note 8, “Commitments and Contingencies” to the accompanying audited consolidated financial statements.

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

NAV Technology Platform

As of December 31, 2024, our patent portfolio included 25 issued U.S. patents and five European patents relating to the AAV7, AAV8, AAV9, AAVrh10 and AAVrh46 vectors and their uses. These patents have terms that will expire as late as 2027, not including patent term extensions.

Our Investigational AAV Therapeutics

As of December 31, 2024, in addition to the patents related to our NAV Technology Platform described above, our patent portfolio included a total of six issued U.S. patents, one issued European patent, two pending International Patent applications filed pursuant to the Patent Cooperation Treaty (PCTs) and 22 PCTs that have entered national stage relating to our product candidates, which are described below:

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

Our patent portfolio relating to RGX-202 includes five pending PCTs that have entered the national stage for which any issued U.S. or European patent would expire in 2040, 2042 or 2043 without taking into account any possible patent term adjustment or extension.

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

Our patent portfolio relating to RGX-121 includes one issued U.S. patent that will expire in 2034, one issued U.S. patent that will expire in 2038, one issued U.S. patent that will expire in 2039, one issued U.S. patent that will expire in 2040, one issued U.S. patent that will expire in 2042, one issued European patent that will expire in 2036, one pending PCT application and ten PCTs that have entered national stage for which any issued U.S. or European patents would expire in 2034, 2036, 2037, 2038, 2039, 2041 or 2042, in each case without taking into account any possible patent term adjustment or extension.

Manufacturing

Our patent portfolio covers aspects of our manufacturing processes which support our ability to perform large scale manufacturing, increase yield and purity of AAV vector products and meet clinical supply requirements.

Our patent portfolio also includes protection for novel validation and potency assays that further support and streamline our manufacturing processes.

Customers

Our revenues for the years ended December 31, 2024, 2023 and 2022 consisted solely of license and royalty revenue. One customer (Novartis Gene Therapies) accounted for approximately 98%, 95% and 90% of our total revenues for the years ended December 31, 2024, 2023 and 2022, respectively. We expect future license and royalty revenue to continue to be derived from a limited number of licensees. Future license and royalty revenue is uncertain due to the contingent nature of our licenses granted to third parties and may fluctuate significantly from period to period.

Competition

We are aware of a number of companies focused on developing and commercializing gene therapies in various disease indications, including 4D Molecular Therapeutics, Inc., Adverum Biotechnologies, Inc., Amicus Therapeutics, Inc., Astellas Pharma, BioMarin Pharmaceutical, Inc., MeiraGTx Limited, Novartis AG, Passage Bio, Inc., PTC Therapeutics, Inc., Roche, Sanofi, Sarepta Therapeutics, Inc., Solid Biosciences, Inc., Taysha Gene Therapies, Inc., Tenaya Therapeutics, Inc., Ultragenyx Pharmaceutical Inc. and uniQure N.V., as well as a number of companies addressing other methods for modifying genes and regulating gene expression. Additionally, we have sublicensed our NAV Technology Platform for developing gene therapies in various disease indications to our NAV Technology Licensees. Not only must we compete with other companies that are focused on gene therapy products using earlier generation AAV technology and other gene therapy platforms, but any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future.

There are other organizations working to improve existing therapies or to develop new therapies for our initially selected disease indications. Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success for our product candidates, if approved. These efforts include the following:

•
Wet AMD. Marketed competition for wet AMD largely consists of anti-VEGF therapies developed by Roche/Genentech, Inc. (Lucentis, Susvimo, Vabysmo), Regeneron Pharmaceuticals, Inc. (Eylea, Eylea HD) and Novartis (Beovu). Lucentis biosimilars (Biogen - Byooviz, Coherus Biosciences - Cimerli) are also now marketed. The first Eylea biosimilar has also launched in the United States (Amgen - Pavblu). Companies with products in development for the treatment of wet AMD include, but may not be limited to, 4D Molecular Therapeutics, Adverum, Avirmax Bio, Exegenesis Bio, Eyepoint Pharmaceuticals, Kodiak Sciences, Inc., Ocular Therapeutix, Opthea, Outlook Therapeutics, Inc. and Skyline Therapeutics.
•
DR. Currently marketed anti-VEGF competition for DR with DME include Novartis (Beovu), Roche/Genentech (Lucentis, Vabysmo), Regeneron (Eylea, Eylea HD) and Coherus Biosciences (Cimerli). Companies with products in development for the treatment of DR with DME include, but may not be limited to, 4D Molecular Therapeutics, Eyepoint, Kodiak Sciences, Oculis, and Roche. The principal marketed anti-VEGF competition for DR without DME is Roche/Genentech (Lucentis) and Regeneron (Eylea, Eylea HD). Companies with products in development for the treatment of DR without DME include, but may not be limited to, Kodiak Sciences, Novartis, Ocular Therapeutix and Roche.
•
DMD. The principal marketed competition for the treatment of DMD is a gene therapy marketed by Sarepta/Roche (Elevidys). Currently marketed exon skipping competition for DMD includes Sarepta (Exondys, Vyondys, Amondys) and Nippon Shinyaku Co., Ltd. (Viltepso). There are two principal competitive gene therapy products in clinical development from Solid Biosciences (SGT-003) and Genethon (GNT0004). Other companies with gene therapies in early development for DMD include, but may not be limited to, Ultragenyx, Insmed, Huidagene, Novartis and Vertex.
•
MPS II. The principal marketed competition for the treatment of MPS II is a systemic enzyme replacement therapy marketed by Takeda Pharmaceutical Company, Ltd. and Sanofi (Elaprase). Two additional products are marketed in select geographies in Asia by JCR Pharmaceuticals Co., Ltd. (Izcargo) and GC Pharma (Hunterase ICV). Companies with products in development for the treatment of MPS II include, but may not be limited to, Denali Therapeutics Inc., Esteve and Immusoft.

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

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as Breakthrough Therapy designation, priority review, and accelerated approval. Under the Breakthrough Therapy program, products intended to treat a serious or life-threatening disease or condition may be eligible for additional benefits when preliminary clinical evidence demonstrates that such product may have substantial improvement on one or more clinically significant endpoints over available therapies. Products with a Breakthrough Therapy designation are eligible for the benefits of Breakthrough Therapy, and the FDA will seek to ensure the sponsor of a breakthrough therapy product receives timely advice and interactive communications to help the sponsor design and conduct a development program as efficiently as possible. In addition, gene therapies, including genetically modified cells, that lead to a sustained effect on cells or tissues, may be eligible for regenerative medicine advanced therapy (RMAT) designation. Products with an RMAT designation are eligible for the benefits of Breakthrough Therapy in addition to allowing the sponsor the ability to participate in meetings with the FDA to discuss whether accelerated approval would be appropriate based on surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit.

A product with Fast Track, Breakthrough Therapy, or RMAT designation program may be eligible for “rolling review,” which means the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses may be eligible for accelerated approval, which means that they may be approved on the basis of an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality or other clinical benefit, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval generally provide a meaningful therapeutic advantage to patients over existing treatments. As a condition of approval, the FDA will often require that a sponsor of a drug or biological product receiving accelerated approval perform additional post-approval confirmatory trials to verify and describe the clinical benefit of the medicine. Any such confirmatory trial must be completed with due diligence and FDA may require that the trial be underway prior to approval. In addition, the FDA currently requires as a condition for accelerated approval pre-submission of promotional materials, which could adversely impact the timing of the commercial launch of the product.

The expedited programs, in general, do not change the standards for approval. Rather, these programs are intended to expedite the development and approval process, but they do not necessarily accomplish that intent.

Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP. Accordingly, we and our CDMOs will be required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation, with respect to the manufacturing and distribution of any of our product candidates that receive regulatory approval. Other post-approval requirements applicable to biological products, include reporting of cGMP deviations that may affect the identity, strength, quality, potency, or purity of a distributed product in a manner that may impact the safety or effectiveness of the product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, manufacturers are required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. We and our CDMOs will also be required to comply with all relevant FDA requirements and regulations and any applicable international agency regulatory requirements in our continued manufacturing and promotion of our approved products.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States and markets in other countries, sales of any product candidates for which regulatory approval for commercial sale is obtained will depend in part on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all FDA-approved drugs for a particular indication. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved.

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

In the EU, for example, clinical trials are governed by the EU Regulation on Clinical Trials (Reg. EU No. 536/2014), or CTR, which became applicable in January 2022 and established a centralized process of obtaining competent authority approval for clinical trials in the EU. Under the CTR, trial sponsors submit their application for approval via an EU Portal. The approvals are still granted by the competent authorities of each EU Member State where the trial takes place; however, the procedure for approval is conducted in a coordinated manner among the concerned EU Member States as provided under the CTR. While the process for the application and granting of the approvals was streamlined, it remains a complex process that can significantly delay the start of a multinational clinical trial.

In the United Kingdom of Great Britain and Northern Ireland (UK), clinical trials are governed by the Medicines for Human Use (Clinical Trials) Regulations 2004 (UK CTRs). Under the UK CTRs, an approval is required from the Medicines and Healthcare products Regulatory Agency (MHRA) together with a positive ethics committee opinion. Clinical trials which take place in the UK and on NHS hospital sites, typically do so on the basis of standardized documentation which set out indemnification provisions. In the UK, proposals to replace the current UK CTRs with revised legislation (New UK CTRs) were laid before UK Parliament in January 2025 and propose changes with respect to transparency, approval pathways and regulatory requirements. The New UK CTRs will be debated in Parliament and, after a 12-month implementation period, are due to come into force in early 2026.

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

In April 2024, the European Parliament adopted its position on the European Commission's proposal for a new Directive and a new Regulation, which would revise and replace the existing general pharmaceutical legislation. The proposed changes include a proposal to recast Directive 2001/83/EC, i.e. the Community code on medicinal products and the creation of a new Regulation laying down EU marketing authorization of medicinal products that will replace Regulation (EC) No 726/2004, Regulation (EC) No 141/2000 on orphan drugs and Regulation (EC) No 1901/2006 on pediatric medicines, and amend Regulation (EC) No 1394/2007 on ATMP and Regulation (EU) No 536/2014, i.e. the CTR. The proposals include significant changes to the EU pharmaceutical regulatory scheme, in particular with regard to the document protection and market exclusivity periods for medicinal products. Further changes may be expected while the legislative process continues.

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

A new Regulation on HTA on EU level was adopted in December 2021: Regulation (EU) 2021/2282 on health technology assessment (the HTA Regulation) and applies from January 12, 2025. The HTA Regulation covers new medicines and certain new medical devices. Member states will be able to use common HTA tools, methodologies and procedures across the EU, working together in four main areas: (i) joint clinical assessments focusing on the most innovative health technologies with the most potential impact for patients; (ii) joint scientific consultations whereby developers can seek advice from HTA authorities; (iii) identification of emerging health technologies to identify promising technologies early; and (iv) continuing voluntary cooperation in other areas. Individual member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

The UK formally left the EU on January 31, 2020 and a transitional period applied until the UK’s withdrawal from the EU became fully effective on December 31, 2020. As of January 1, 2021, the UK is a “third country” with respect to the EU (subject to the terms of the EU UK Trade Agreement), and EU law ceased to apply directly in the UK. However, the UK has retained the EU regulatory regime with certain modifications as standalone UK legislation, while the EU medicines laws remain applicable in Northern Ireland pursuant to the Northern Ireland Protocol. Therefore, the UK regulatory regime is currently substantially similar to EU regulations, but under the Medicines and Medical Devices Act 2021, the UK may adopt changed regulations for medicines, including their research, development and commercialization. Currently, new regulations with respect to clinical trials are due to come into force in 2026, as referred to above (the New UK CTRs).

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

In the UK, following implementation of the Windsor Framework (an agreement which made changes to the Northern Ireland Protocol), from January 1, 2025, medicinal products may be designated as an orphan drug in the UK and will be valid UK-wide if the medicine meets criteria similar to those set out in European legislation. Unlike in the EU, there is no need to obtain orphan designation before the application for authorization is made, instead the criteria will be assessed with the application.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Human Capital Resources

As of March 7, 2025, we employed 353 full-time employees, of which 285 were engaged in research and development activities, including preclinical, clinical and manufacturing related functions, and 68 were engaged in general administrative activities, including commercial, corporate development, finance, legal, human resources, information technology, facilities and other general and administrative functions. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our relationship with our employees to be good.

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

Equal Opportunity

We believe that a diverse, equitable and inclusive culture fosters innovation, which is integral to our mission of improving lives through the curative potential of gene therapy. We have worked to ensure equal opportunity in all aspects of employment and appropriate merit-based representation of gender, race and ethnicity throughout our company. We emphasize an inclusive environment and equitable treatment as an important part of our company culture.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K and in our other public filings in evaluating our business. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. In addition, these risks could cause actual results and developments to differ materially and adversely from those projected in the forward-looking statements contained in this Annual Report on Form 10-K (please read the Information Regarding Forward-Looking Statements appearing at the beginning of this Form 10-K). Additional risks and uncertainties not currently known to us or that we currently view to be immaterial may also have a material adverse effect on our business, financial condition or results of operations. In these circumstances, the market price of our common stock would likely decline and you could lose all or part of your investment.

Risk Factor Summary

Risks Related to Our NAV Technology Platform and the Development of Our Product Candidates

•
It is difficult to predict the time and cost of development and of obtaining regulatory approval for our product candidates.
•
Our business depends substantially on the success of our lead product candidates.
•
We have limited clinical results for some of our product candidates.
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
•
We expect to regularly incur losses for the foreseeable future and may never again achieve or maintain profitability.
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
•
We may not achieve our projected timelines that we announced.
•
Even if we receive regulatory approval, we still may not be able to successfully commercialize our product candidates.
•
Failure to obtain or maintain adequate insurance coverage and reimbursement for our products, if approved, or the imposition of price controls or other forms of pricing regulation could limit our ability to market those products and decrease our ability to generate product revenue.

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

•
Strategic partnerships and any other arrangements or acquisitions that we effect in the future may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.
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

Of the large number of biologics and drugs in development in the biopharmaceutical industry, only a small percentage result in the submission of a BLA to the FDA or marketing authorization application (MAA) to the EMA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market our lead product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that our lead product candidates will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, obtain regulatory approval for, or, if approved, successfully commercialize, our lead product candidates, we may not be able to generate sufficient revenue to continue our business.

We have limited clinical results for some of our product candidates and success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

Gene therapy development has inherent risks. Some of our lead product candidates have limited clinical and preclinical results and we may experience unexpected results in the future. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates containing our proprietary vectors are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials.

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

Because we are developing certain product candidates for the treatment of diseases in which there is little clinical experience and we are using new endpoints and methodologies, there is increased risk that the FDA, the EMA or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results and that these results may be difficult to analyze.

During the FDA review process, we will need to identify success criteria and endpoints such that the FDA will be able to subsequently evaluate the clinical efficacy and safety profile of our product candidates. As we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the

EMA or other regulatory bodies may not consider the clinical trial endpoints that we select to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. Further, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. The EMA and other regulatory authorities in the European Union and other countries may make similar comments with respect to these endpoints and data, which may jeopardize or preclude our ability to obtain regulatory approvals in the European Union and other jurisdictions.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate their safety and efficacy. Clinical testing is expensive, time-consuming and uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely commencement and completion of preclinical and clinical development include:

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
•
imposition of a clinical hold by regulatory authorities;
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

If the results of our planned clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

•
receive a clinical hold for a particular product candidate, which, if not lifted, could require that we discontinue development of a product candidate;
•
be required to conduct additional studies or clinical trials with respect to a product candidate or for a potential indication, which may result in additional significant expense and delays in seeking regulatory approval;
•
be delayed in obtaining regulatory approval for our product candidates, if at all;
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

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia in trials using lentivirus vectors and death seen in trials sponsored by other companies using adenovirus vectors and AAV vectors, including NAV vectors. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could be identified. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which could substantially limit the effectiveness of the treatment. In previous clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell response, whereby after the vector is within the target cell, the cellular immune response system triggers the removal of transduced cells by activated T-cells. Furthermore, in clinical trials sponsored by other companies involving AAV vectors administered intravitreally for the treatment of retinal conditions, serious adverse reactions, such as panuveitis and loss of vision, have occurred. In addition to side effects caused by product candidates, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur in our or third-party trials, our clinical trials could be suspended or terminated.

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

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner or we may not be able to obtain regulatory approval. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the FDA have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and approved by necessary government agencies, which could adversely affect our business. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based on additional government regulation from future legislation or administrative action or based on changes in regulatory authority policy during the period of product development, clinical trials and the review process.

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

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly or earlier than we may obtain approval for ours, or have already obtained, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against those of competitors. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.

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

Since inception, we have incurred cumulative net losses. We have historically financed our operations primarily through private and public offerings of our equity securities, collaborations and licensing rights to our NAV Technology Platform, including milestone payments and royalties from our NAV Technology Licensees. We have devoted substantially all of our efforts to research and development, including preclinical and clinical development of our product candidates, and licensing our NAV Technology Platform, as well as to building out our team. We expect that it could be years before we commercialize most of our product candidates, and we can provide no assurance that we will ever be able to do so. We license certain intellectual property related to our NAV Technology Platform to our NAV Technology Licensees and collaborators. Our NAV Technology Licensees and collaborators have multiple preclinical studies and clinical trials in progress. However, only one gene therapy product based on our licensing program, Novartis AG’s Zolgensma, has been approved or commercialized. Other than revenue in connection with sales of Zolgensma, we may generate only limited recurring revenue in the near term from our current NAV Technology Licensees and collaborators. We expect to continue to incur significant expenses and regularly incur operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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
•
the impact of any government-imposed tariffs on cost of goods and services, particularly related to partnered product candidates;
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
•
our current licensing agreements or collaborations remaining in effect, including the AbbVie Collaboration and License Agreement relating to ABBV-RGX-314 and the Nippon Shinyaku Collaboration and License Agreement relating to RGX-121 and RGX-111, and our ability to timely achieve any milestones set forth in such agreements or collaborations;

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

Although we have generated significant revenues from licensing our NAV Technology Platform and our other intellectual property, such as our licensing pursuant to the AbbVie Collaboration and License Agreement and may do so under the Nippon Shinyaku Collaboration and License Agreement, we have never generated revenue from sales of our product candidates and may never do so in the future.

We have generated significant revenues from licensing our NAV Technology Platform, including sublicense fees, milestone payments and royalties on net sales of a licensed product, Zolgensma, and licensing our intellectual property to AbbVie pursuant to the AbbVie Collaboration and License Agreement and may do so in the future pursuant to the Nippon Shinyaku Collaboration and License Agreement. However, our ability to generate revenue from sales of our internal product candidates will depend on our ability, alone or with partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates.

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we may incur significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from sales of any of our product candidates or in connection with sales of any of our licensees’ or collaborators’ products, we may not become profitable and may need to obtain additional funding to continue operations.

Risks Related to Third Parties

We rely on third parties to conduct aspects of our clinical trials and certain preclinical research development activities. If these third parties do not meet our deadlines or otherwise conduct the preclinical research and development activities and trials as required, our clinical and preclinical development programs could be delayed or unsuccessful.

We do not have the ability to conduct all aspects of our preclinical research and development activities or clinical trials ourselves. We are dependent on third parties to conduct certain aspects of our clinical trials and, therefore, the timing of the initiation and completion of these trials may be controlled by such third parties and may occur on substantially different timing from our estimates. We also rely on third parties to conduct a portion of our preclinical research and development activities and we may also rely on CROs, medical institutions, clinical investigators, consultants or other third parties to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. A loss or deterioration of our relationships with such third parties or the principal investigators for our preclinical and clinical programs could materially harm our business.

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
•
our licensees or collaborators may breach their reporting, payment, intellectual property or other obligations to us, which could prevent us from complying with our contractual obligations to our upstream licensors;
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
•
depending on the terms of the licensing agreement, the licensee or collaborator may have sole discretion regarding material aspects of the development, marketing or sale of a product candidate;
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

If our licensing agreements or collaborations do not result in the successful development and commercialization of products, or if one of our licensees or collaborators terminates its agreement with us, we may not receive any future milestone or royalty payments. If we do not receive the payments we expect under these agreements, our development of product candidates could be delayed and we may need additional resources to develop our product candidates. In addition, if one of our licensees or collaborators terminates its agreement with us, we may find it more difficult to attract new licensees or collaborators and the perception of us in the business and financial communities could be harmed. Each of our licensees and collaborators is subject to similar risks with respect to product development, regulatory approval and commercialization, and any such risk could result in its business being harmed, which could adversely affect our collaboration.

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

We currently rely and expect to continue to rely on third parties to conduct parts of our product manufacturing, and these third parties may not perform satisfactorily.

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

If we or any of our third-party manufacturers fail to comply with applicable cGMP regulations, regulatory authorities can impose sanctions including, among other things, refusal to approve a pending application for a new product candidate or suspension or revocation of a pre-existing approval. Such an occurrence may cause our business, financial condition, results of operations and prospects to be materially harmed.

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

Risks Related to the Commercialization of Our Product Candidates

If we are unable to adequately establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may be unable to generate any product revenue.

We currently have no products to sell. We have a limited product sales and marketing organization. To successfully commercialize any products that may result from our development programs, we will need to further develop these capabilities, either on our own or with others. The expansion of our own commercial team or the establishment of a contract sales force to market any products we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into additional collaboration arrangements regarding one or more of our product candidates with other entities to utilize their marketing and distribution capabilities, such as our collaboration with AbbVie and Nippon Shinyaku, but we may be unable to enter into such agreements on favorable terms, if at all. If any current licensees or collaborators, or future licensees or collaborators, do not commit sufficient resources to commercialize our products, if approved, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. Without an adequate internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products, if approved, or the imposition of price controls or other forms of pricing regulation could limit our ability to market those products and decrease our ability to generate product revenue.

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

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products, including potential one-time gene therapies. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and other government payors develop their coverage and reimbursement policies. It is difficult to predict what the CMS, the agency responsible for administering the Medicare program, will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is little body of established practices and precedents for these types of products. We cannot be assured that Medicare or Medicaid will cover any of our products, if approved, or provide reimbursement at adequate levels to realize a sufficient return on our investment. In addition, government regulators and legislative bodies in the United States have enacted laws and are considering numerous proposals that may result in limitations on the prices at which we could charge customers for our products if we have products that are approved for sale. For example, the IRA enacted in 2022, permits HHS to engage in price-capped negotiation to set the price of certain drugs and biologics reimbursed under Medicare Part B and Part D. The IRA contains statutory exclusions to the negotiation program, including for certain orphan designated drugs for which the only approved indication is for the orphan disease or condition. Should our product candidates be approved and covered by Medicare Part B or Part D, and fail to fall within a statutory exclusion, such as that for an orphan drug, those products could, after a period of time (e.g., 11 years after FDA approval of biologics, including gene therapies), be selected for negotiation and become subject to prices representing a significant discount from average prices to wholesalers and direct purchasers. The IRA also establishes a rebate obligation for drug manufacturers that increase prices of Medicare Part B and Part D covered drugs at a rate greater than the rate of inflation. The inflation rebates may require us to pay rebates if we were to increase the cost of a covered Medicare Part B or Part D covered product faster than the rate of inflation. At this time, we are unable to predict how these recent legislative changes or any future legislation might affect our business. Moreover, reimbursement agencies in the European Union may be more conservative than CMS. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

Moreover, increasing efforts by government and third-party payors in the United States and abroad to cap or reduce healthcare costs has led to increased pressure on the healthcare industry to reduce costs and may, in the future, cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. Payors increasingly are considering new metrics as the basis for reimbursement rates, and the existing data for reimbursement based on some of these metrics is limited. Therefore, it may be difficult to project the impact of these evolving reimbursement metrics on the willingness of payors to cover candidate products that we or our partners are able to commercialize. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

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

Our main goals continue to include the ability to identify, develop and commercialize product candidates based on our NAV Technology Platform. Research programs to identify new product candidates require substantial technical, financial and human resources. Although certain of our product candidates are currently in research studies or preclinical development, we may fail to identify potential product candidates for clinical development for several reasons. For example, our research may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects, may be commercially impracticable to manufacture or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

Our executive team underwent significant transition in 2024, including the appointment of a new Chief Executive Officer and Chief Financial Officer, as well as the appointment of our former Chief Executive Officer as Chairman of the Board of Directors. If we are unable to successfully transition to our new leadership team, or if we were to lose the services of any of the members of our executive team, we may be unable to achieve our strategic priorities. In addition, our success depends in large part on the performance of our team. If we were to lose the services of a significant number of employees, consultants or advisors, or those who sit in key positions, including scientific and technical roles, such loss could impede our ability to achieve our research, development, licensing and commercialization objectives. We currently do not have “key person” insurance on any of our employees.

Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel is, and will continue to be, critical to our success. There currently is a shortage of skilled individuals with substantial gene therapy experience. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for individuals with similar skill sets. In addition, failure to succeed in preclinical studies or clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of any of our key executives, employees, consultants or advisors may impede the progress of our research, development, licensing and commercialization objectives and materially harm our business, financial condition, results of operations and prospects.

If we are successful in executing our business strategy, we will need to expand our managerial, operational, financial, compliance and other systems and resources to manage our operations, continue our research and development and licensing activities, and, in the longer term, build a sales and marketing infrastructure to support commercialization of any of our product candidates that are approved for sale. Future growth would impose significant added responsibilities on members of management. It is likely that our management, finance, development personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and product candidates requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.

If our employees, principal investigators, consultants or commercial partners engage in misconduct, or if we are unable to comply with federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws or other applicable laws or regulations, then we could face substantial penalties.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to: comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions; provide accurate information to the FDA, the European Commission and other regulatory authorities; comply with healthcare fraud and abuse laws and regulations in the United States and abroad; report financial information or data accurately; or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant adverse impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, reputational harm, public reprimands, third-party actions, such as cease and desist letters or injunctions, and the curtailment or restructuring of our operations, any of which could harm our ability to operate our business and our results of operations.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States and other jurisdictions in which we may operate. Infringement of these laws could result in substantial fines and imprisonment.

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

Our information technology systems, or those of our vendors, collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our business or financial operations, including our licensing and product development programs.

Our information technology systems and those of our current and any future vendors, collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Although we have experienced cybersecurity incidents from time to time in the past, we believe we have not experienced any incident that has had a material effect on our business. If such an incident were to occur in the future and cause a material interruption in our operations, it could result in a material disruption of our business or financial operations, including our licensing and development programs, and potentially subject us to liability. Unauthorized disclosure of sensitive or confidential patient or employee data, including personally identifiable information, whether through breach of information technology systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, or unauthorized access to or through our information systems and networks, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation. Unauthorized disclosure of personally identifiable information could also expose us to sanctions for violations of data privacy laws and regulations around the world, especially since the regulatory environment surrounding data privacy laws are increasingly demanding, with frequent imposition of new and changing requirements. To the extent that any disruption or security breach results in a loss of, or damage to, our trade secrets, data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further licensing of our NAV Technology Platform and development and commercialization of our product candidates could be delayed. For example, the loss of, or damage to, clinical trial data for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

Our current revenues are derived from a concentrated customer base. Our revenues for the years ended December 31, 2024 and 2023 consisted solely of license and royalty revenue. One customer accounted for approximately 98% of our total revenues for the year ended December 31, 2024. One customer accounted for approximately 95% of our total revenues for the year ended December 31, 2023. We expect future license and royalty revenue to be derived from a limited number of licensees and collaborators. Future license and royalty revenue is uncertain due to the contingent nature of our licenses granted to third parties.

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

Our success depends, in part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary NAV Technology Platform, our product candidates and our manufacturing technology. Our licensors have sought and we intend to seek to protect our proprietary position by filing patent applications in the United States and abroad related to many of our novel technologies and product candidates that are important to our business.

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

The agreements under which we currently license intellectual property or technology from or to third parties, including the AbbVie Collaboration and License Agreement, the Nippon Shinyaku Collaboration and License Agreement and our license agreements with GSK and Penn, are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, increase what we believe to be our financial or other obligations under the relevant agreement, or decrease what we believe to be the financial or other obligations of our licensee under the relevant agreement, any of which could materially harm our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements or obtain additional licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected products or product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. In this regard, we are engaged in patent litigation with Sarepta Therapeutics, Inc. (Sarepta) arising from its use of cultured host cell technology, which we believe is claimed in a patent we licensed from Penn, to make gene therapy products to treat Duchenne muscular dystrophy and Limb-girdle muscular dystrophy, among other products. In January 2024, the U.S. District Court for the District of Delaware granted Sarepta’s motion for summary judgment dismissing the case. Although we have appealed this decision our litigation against Sarepta will have an uncertain outcome and may not result in the patent enforcement we desire.

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

We have registered trademarks with the USPTO, including for the marks “AAVIATE,” “AFFINITY,” “AFFINITY BEYOND,” “AFFINITY DUCHENNE,” “ALTITUDE,” “ATMOSPHERE,” “CAMPSIITE,” “NAV,” “NAVXcell”, “NAVXpress” and “REGENXBIO,” as well as for the REGENXBIO logos. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be harmed. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could harm our financial condition or results of operations.

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

Our commercial success depends, in part, upon our ability to license our NAV Technology Platform, and upon our ability and our licensees’ and collaborators’ ability to develop, manufacture, market and sell products and use our proprietary technologies without infringing or otherwise violating the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We or our collaborators may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us or our collaborators based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us or our collaborators to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially harm our ability to license our technology platform or commercialize our lead product candidates or any future product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue licensing, developing, manufacturing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We or our collaborators could be forced, including by court order, to cease licensing, developing, manufacturing and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right or if our collaborators are found to have willfully infringed a patent or other intellectual property right, for which we may be required to indemnify our collaborators. A finding of infringement could prevent us from licensing our technology platform or manufacturing and commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could similarly harm our business, financial condition, results of operations and prospects.

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

The cumulative effect of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, we believe that comparing our operating results on a period-to-period basis is not necessarily meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failure to meet the expectations of securities or industry analysts or investors for any period. If our operating results fall below the expectations of investors or analysts, the price of our common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we have provided.

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
•
the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
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

Provisions in our certificate of incorporation and bylaws and under Delaware law might discourage, delay or prevent a change in control of our company or changes in our board of directors and, therefore, depress our stock price.

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
•
provide that directors may only be removed “for cause” and only upon the vote of the holders of at least two-thirds of our outstanding shares;
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

We identify, assess and manage material risks from cybersecurity threats by following written policies and procedures, which are in compliance with the International Organization for Standardization (ISO) 27001 Information Security Management System. The output of this process is then integrated with our enterprise risk management (ERM) program. The ERM program is managed cross-functionally, with input from various senior management representatives across our business operations, and is used to assess risks to our business based on their potential likelihood and magnitude of impact. Our information technology organization provides the inputs to our ERM process related to material cybersecurity risks and mitigation plans. The information technology team is responsible for the prevention, detection, mitigation and remediation of cybersecurity incidents. Cybersecurity incidents are documented and triaged in accordance with a defined process. Incidents deemed to be significant are escalated to the Audit Committee of our Board of Directors after appropriate assessment by the information technology organization and other internal stakeholders. In the event an incident highlights an emerging or previously unidentified cybersecurity risk, such risk is then synthesized into the ERM process.

The Audit Committee of our Board of Directors oversees our ERM program regarding material risks arising from cybersecurity threats impacting our business. Management provides quarterly reporting on our material enterprise risks to the Audit Committee. In addition to material risks identified through the ERM process, our information technology management provides periodic reporting, at least semi-annually, on our cybersecurity risk profile and risk mitigation strategies to the Audit Committee. This reporting is also made available to the full Board of Directors.

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

We also occupy approximately 78,000 square feet of office, laboratory and warehousing space at other locations in Rockville, Maryland and Washington, D.C., under leases that expire at various dates through 2029, some of which are renewable for additional years.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2019 and December 31, 2024, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. The figures below assume an investment of $100 in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index at the closing price on December 31, 2019 and assumes the reinvestment of dividends, if any.

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

$100 investment in stock or index	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
REGENXBIO Inc.	$100	$111	$80	$55	$44	$19
Nasdaq Composite	$100	$145	$177	$119	$173	$224
Nasdaq Biotechnology	$100	$126	$126	$114	$119	$118

Holders

As of March 7, 2025, there were five holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, as stockholders who are beneficial owners of our common stock hold such shares in street name through brokers and other nominees that are record holders of our common stock.

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

For a full discussion and analysis of financial condition and results of operations for the year ended December 31, 2023, including a year-over-year comparison to the year ended December 31, 2022, please read the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2023, which we filed with the SEC on February 27, 2024.

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

Overview of Product Candidates

We have developed a broad pipeline of gene therapy programs using our proprietary adeno-associated virus (AAV) gene therapy delivery platform (NAV Technology Platform) as a one-time treatment to address an array of diseases. Our lead programs and product candidates are described below:

•
ABBV-RGX-314: We are developing ABBV-RGX-314 (surabgene lomparvovec) in collaboration with AbbVie as a potential one-time treatment for chronic retinal conditions that cause total or partial vision loss, including wet age-related macular degeneration (wet AMD) and diabetic retinopathy (DR). ABBV-RGX-314 is currently being evaluated in multiple clinical trials, including two pivotal trials (ATMOSPHERE and ASCENT), one Phase II bridging study, one long-term follow-up study and a fellow eye sub-study in patients with wet AMD, all utilizing subretinal delivery. Additionally, two Phase II clinical trials in patients with wet AMD (AAVIATE) and DR (ALTITUDE) are ongoing along with two corresponding long-term follow-up studies, all utilizing in-office suprachoroidal delivery. Within the Phase II study in DR, we are also evaluating ABBV-RGX-314 in diabetic macular edema (DME). ABBV-RGX-314 uses the NAV® AAV8 vector to deliver a gene encoding a therapeutic antibody fragment to inhibit vascular endothelial growth factor (VEGF). We have licensed certain exclusive rights to the SCS Microinjector® from Clearside Biomedical, Inc. (Clearside) to deliver gene therapy treatments to the suprachoroidal space of the eye.

Wet AMD

Subretinal Delivery

Enrollment continues to be on track in the ATMOSPHERE® and ASCENT™ pivotal trials for the treatment of patients with wet AMD using subretinal delivery. These trials are expected to support global regulatory submissions with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA). Topline data from these trials are expected to be shared in 2026.

Suprachoroidal Delivery

The AAVIATE® trial is a multi-center, open label, randomized, controlled, dose-escalation Phase II trial to evaluate the efficacy, safety and tolerability of suprachoroidal delivery of ABBV-RGX-314 for the treatment of wet AMD. As of July 29, 2024, ABBV-RGX-314 at dose level 3 with short course prophylactic steroid eye drops continues to be well tolerated with no drug-related serious adverse events (SAEs) and no cases of intraocular inflammation, endophthalmitis, vasculitis, retinal artery occlusion, choroidal effusion or hypotony. Mild episcleritis occurred in three patients, all resolved and completed treatment with topical steroids. There were no cases of elevated intraocular pressure. Based on this favorable safety profile, the Phase II AAVIATE trial is initiating enrollment in a new cohort to evaluate ABBV-RGX-314 at dose level 4 (1.5x10e12 GC/eye). Patients in this cohort will also receive short course prophylactic steroid eye drops.

DR and DME

The ALTITUDE® trial is a multi-center, open label, randomized, controlled, dose-escalation Phase II trial to evaluate the efficacy, safety and tolerability of ABBV-RGX-314 using suprachoroidal delivery for the treatment of DR. Based on positive interim results from this trial, we, with partner AbbVie, conducted an End-of-Phase II meeting with the FDA in the fourth quarter of 2024. In January 2025, we and AbbVie announced we will plan a Phase III program for ABBV-RGX-314 in DR. The program is expected to support global regulatory submissions.

The ALTITUDE trial is now enrolling a new cohort of patients with center-involved DME. DME is a vision-threatening complication of DR; an estimated 34 million people globally have DME. Patients will receive a one-time, in-office injection of ABBV-RGX-314 at dose level 4 (1.5x10e12 GC/eye) with short course prophylactic steroid eye drops.

•
RGX-202: We are developing RGX-202 as an investigational AAV therapeutic for the treatment of Duchenne muscular dystrophy (Duchenne), using the NAV AAV8 vector to deliver a transgene for a novel microdystrophin that includes the functional elements of the C-Terminal domain as well as a muscle-specific promoter to support a targeted therapy for improved resistance to muscle damage associated with Duchenne.

AFFINITY DUCHENNE® is a multicenter, open-label Phase I/II/III trial to evaluate the safety, tolerability and clinical efficacy of a one-time intravenous dose of RGX-202 in patients with Duchenne aged one and older. The initiation of the pivotal study as well as positive safety and efficacy data from the Phase I/II portion of the study, including the first functional data, were announced in November 2024. In March 2025, we announced that the pivotal study was nearly 50% enrolled, and we expect to complete enrollment in the study in 2025, share top line data in the first half of 2026 and submit a Biologics License Application (BLA) under the accelerated approval pathway in mid-2026.

We expect to share additional Phase I/II biomarker data at the 2025 Muscular Dystrophy Association (MDA) Clinical & Scientific Conference, including the first biomarker data from the cohort of patients aged 1-3. The company expects to share additional efficacy and safety data, including additional functional data, in the first half of 2025.

We are also recruiting patients in the AFFINITY BEYOND® trial, an observational screening study. The primary objective is to evaluate the prevalence of AAV8 antibodies in patients with Duchenne up to 12 years of age. Information collected in this study may be used to identify potential participants for the AFFINITY DUCHENNE trial and potential future trials of RGX-202.

•
RGX-121: We are developing RGX-121 (clemidsogene lanparvovec) in collaboration with Nippon Shinyaku in the United States and certain countries in Asia as an investigational one-time AAV therapeutic for the treatment of Mucopolysaccharidosis Type II (MPS II), also known as Hunter syndrome, using the NAV AAV9 vector to deliver the gene that encodes the iduronate-2-sulfatase enzyme.

In the pivotal phase of the Phase I/II/III CAMPSIITE® trial, RGX-121 achieved its primary endpoint, a reduction in cerebrospinal fluid Heparan sulfate levels of D2S6, a biomarker indicative of brain disease activity, with statistical significance. In September 2024, we announced positive data from the pivotal dose level of RGX-121 demonstrating long-term systemic effect. We plan to use levels of cerebrospinal fluid Heparan sulfate D2S6 as a surrogate endpoint reasonably likely to predict clinical benefit for accelerated approval. A BLA for RGX-121 seeking accelerated approval was submitted to the FDA in March 2025, which we believe is likely to be eligible for priority review. We expect potential approval of RGX-121 in the second half of 2025.

Potential approval of the BLA for RGX-121 could result in receipt of a Rare Pediatric Disease Priority Review Voucher in 2025, assuming the statutory criteria are met. If approved, RGX-121 would be the first approved gene therapy and one-time treatment for MPS II.

•
RGX-111: We are developing RGX-111 in collaboration with Nippon Shinyaku in the United States and certain countries in Asia as an investigational one-time AAV therapeutic for the treatment of Mucopolysaccharidosis Type I (MPS I), also known as Hurler syndrome, using the NAV AAV9 vector to deliver the IDUA gene.

In November 2023, future development of RGX-111 was halted as a result of a strategic pipeline prioritization and corporate restructuring. Prior to that announcement, RGX-111 was demonstrated to be well tolerated and indicated encouraging biomarker and neurodevelopmental results in a Phase I/II study. Efforts to continue development of RGX-111 are set to be reinitiated following our announcement in January 2025 of a strategic partnership with Nippon Shinyaku.

Strategic Pipeline Prioritization and Restructuring

In November 2023, we implemented a strategic pipeline prioritization and corporate restructuring designed to prioritize the development of ABBV-RGX-314, RGX-202 and RGX-121, and to seek strategic alternatives for our other clinical stage product candidates: (i) RGX-111 for the treatment of MPS I, (ii) RGX-181 for the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease, and (iii) RGX-381 for the treatment of the ocular manifestations of CLN2 disease. The restructuring plan included a reduction in workforce and other planned operating expenses, primarily in rare neurodegenerative disease development, early research and other general and administrative areas. We implemented a reduction in workforce of approximately 15%, which was substantially completed in the fourth quarter of 2023. For additional information regarding the corporate restructuring, please refer to Note 14, “Restructuring” to the accompanying audited consolidated financial statements.

Collaboration and License Agreement with AbbVie

In September 2021, we entered into a collaboration and license agreement with AbbVie Global Enterprises Ltd. (AbbVie), a subsidiary of AbbVie Inc., to jointly develop and commercialize ABBV-RGX-314 (the AbbVie Collaboration Agreement). Pursuant to the AbbVie Collaboration Agreement, both we and AbbVie are active participants in the development of ABBV-RGX-314 and development expenses are shared between the parties in accordance with the agreement. The Company will lead the manufacturing of ABBV-RGX-314 for clinical development and U.S. commercial supply, and AbbVie will lead the global commercialization of ABBV-RGX-314. We received an up-front fee of $370.0 million from AbbVie upon the effective date of the AbbVie Collaboration Agreement in November 2021, and we are eligible to receive up to $1.38 billion from AbbVie upon the achievement of specified development and sales-based milestones. Additionally, the parties will share equally in the net profits and net losses associated with the commercialization of ABBV-RGX-314 in the United States, and we are eligible to receive tiered royalties on net sales by AbbVie of ABBV-RGX-314 outside the United States. For additional information regarding the AbbVie Collaboration Agreement, please refer to Note 10, “License and Collaboration Agreements—AbbVie Collaboration and License Agreement” to the accompanying audited consolidated financial statements.

Collaboration and License Agreement with Nippon Shinyaku

In January 2025, we entered into a collaboration and license agreement with Nippon Shinyaku Co., Ltd. (Nippon Shinyaku) for the development and commercialization of RGX-121 and RGX-111 (the Nippon Shinyaku Collaboration Agreement). Pursuant to the Nippon Shinyaku Collaboration Agreement, we are responsible for the development of RGX-121 and RGX-111 in the United States, and Nippon Shinyaku is responsible for development in licensed territories outside the United States. We are responsible for the manufacturing of RGX-121 and RGX-111 for clinical development and commercial supply, and manufacturing expenses will be allocated between the parties in accordance with the terms of the Nippon Shinyaku Collaboration Agreement. Nippon Shinyaku will be responsible, at its sole cost, for the commercialization of RGX-121 and RGX-111 in the licensed territories. Under the terms of the Nippon Shinyaku Collaboration Agreement, we will receive an up-front payment of $110.0 million from Nippon Shinyaku following the effective date of the agreement in March 2025 and we are eligible to receive up to $700.0 million from Nippon Shinyaku upon the achievement of specified development and sales-based milestones. We are also eligible to receive double-digit royalties on net sales of RGX-121 and RGX-111 by Nippon Shinyaku, subject to specified offsets and reductions. We also retain all rights to, and any proceeds related to the sale of, any priority review vouchers that may be issued upon the potential approvals of RGX-121 and RGX-111. For additional information regarding the Nippon Shinyaku Collaboration Agreement, please refer to Note 10, “License and Collaboration Agreements—Nippon Shinyaku Collaboration and License Agreement” to the accompanying audited consolidated financial statements.

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform and other intellectual property rights to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of December 31, 2024, our NAV Technology Platform was being applied in one commercial product, Zolgensma®, and the preclinical and clinical development of a number of other licensed products. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform and creating potential additional revenue opportunities.

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

Future license and royalty revenues are dependent on the successful development and commercialization of licensed products, which is uncertain, and revenues may fluctuate significantly from period to period. Additionally, we may never receive consideration in our license agreements that is contemplated on option fees, development and sales-based milestone payments, royalties on sales of licensed products or sublicense fees, given the contingent nature of these payments. Our revenues are concentrated among a low number of licensees and licenses are terminable at the option of the licensee. The termination of our licenses by licensees may materially impact the amount of revenue we recognize in future periods. Please refer to Note 17, “Segment and Geographical Information” to the accompanying audited consolidated financial statements for a description of segment and geographical information regarding our revenues.

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

We expect to continue to incur significant research and development expenses for the foreseeable future as we continue the development of our product candidates and engage in early research and development for prospective product candidates and new technologies. The following table summarizes our research and development expenses incurred during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2024	2023*	2022*
Direct Expenses
ABBV-RGX-314	$36,401	$24,453	$50,246
RGX-202	14,419	10,803	17,102
RGX-121	12,143	19,128	8,436
Other product candidates	7,103	9,908	6,663
Total direct expenses	70,066	64,292	82,447
Unallocated Expenses
Platform and early research	27,885	46,045	48,950
Personnel	65,950	73,356	67,466
Facilities	11,410	11,653	10,284
Stock-based compensation	17,985	20,568	21,368
Depreciation and amortization	15,226	16,352	11,938
Total unallocated expenses	138,456	167,974	160,006
Total research and development	$208,522	$232,266	$242,453

* Certain amounts reported in prior years have been reclassified to conform to the current year's presentation.

Direct expenses related to the development of ABBV-RGX-314 for the years ended December 31, 2024, 2023 and 2022 include net cost reimbursement from AbbVie under our eye care collaboration of $78.3 million, $74.2 million and $19.3 million, respectively, which were recorded as a reduction of research and development expenses. Net cost reimbursement from AbbVie includes reimbursement of personnel and overhead costs attributable to the development of ABBV-RGX-314, the underlying costs of which are reported as unallocated expenses in the table above. We typically utilize our employee and infrastructure resources across our development programs. As a result, we generally do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs.

Platform and early research reported in the table above includes direct costs not identifiable with a specific lead product candidate, including costs associated with our research and development platform used across programs, process and analytical development, early research and development for prospective product candidates and new technologies, and other costs in support of research and development activities.

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

Investment Income

Investment income consists of interest income earned and gains and losses realized from our cash and cash equivalents, marketable securities and non-marketable equity securities. Cash equivalents are comprised of money market mutual funds and highly liquid debt securities with original maturities of 90 days or less at acquisition. Marketable securities are comprised of available-for-sale debt securities.

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

Our significant accounting policies are fully described in Note 2, “Summary of Significant Accounting Policies” to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

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

We evaluate the transaction price of our license agreements at the inception of each agreement and at each reporting date. The transaction price includes the fixed consideration payable to us during the contract term, as well as any variable consideration to the extent that it is probable that a significant reversal of revenue will not occur in the future. Fixed consideration under the license agreements may include up-front and annual fees payable during the contract term and fees for development services related to licensed products. Variable consideration under the license agreements may include development and sales-based milestone payments, sublicense fees and royalties on sales of licensed products. Consideration contingent upon the exercise of options by a licensee is excluded from the transaction price and not accounted for as part of the license agreement until the option is exercised.

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

For additional information regarding our collaborative arrangements, including our collaborations with AbbVie and Nippon Shinyaku, refer to Note 10, “License and Collaboration Agreements” to the accompanying audited consolidated financial statements.

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

As of December 31, 2024, we had federal net operating loss (NOL) carryforwards of $373.6 million, U.S. state NOL carryforwards of $408.9 million and federal and state research and development tax credit carryforwards of $87.2 million (net of unrecognized tax benefits of $0.1 million) which may be available to offset future income tax liabilities. Our federal NOL carryforwards and a portion of our state NOL carryforwards as of December 31, 2024 may be carried forward indefinitely. The remaining portion of our state NOL carryforwards and our federal and state credit carryforwards as of December 31, 2024 expire at various dates between 2029 and 2044.

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, including our NOL and credit carryforwards. Based on our history of operating losses, and other relevant facts and circumstances, we concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we provided a full valuation allowance for our net deferred tax assets as of December 31, 2024 and 2023.

Results of Operations

Our consolidated results of operations were as follows (in thousands):

	Years Ended December 31,			Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues
License and royalty revenue	$83,328	$90,242	$112,724	$(6,914)	$(22,482)
Total revenues	83,328	90,242	112,724	(6,914)	(22,482)
Operating Expenses
Cost of revenues	33,567	37,213	54,545	(3,646)	(17,332)
Research and development	208,522	232,266	242,453	(23,744)	(10,187)
General and administrative	76,619	88,494	85,281	(11,875)	3,213
Credit losses (recoveries)	(5,000)	—	—	(5,000)	—
Impairment of long-lived assets	2,101	—	—	2,101	—
Other operating expenses (income)	865	397	(6,679)	468	7,076
Total operating expenses	316,674	358,370	375,600	(41,696)	(17,230)
Loss from operations	(233,346)	(268,128)	(262,876)	34,782	(5,252)
Other Income (Expense)
Interest income from licensing	174	25	342	149	(317)
Investment income	18,729	11,319	5,383	7,410	5,936
Interest expense	(12,659)	(6,862)	(23,254)	(5,797)	16,392
Total other income (expense)	6,244	4,482	(17,529)	1,762	22,011
Loss before income taxes	(227,102)	(263,646)	(280,405)	36,544	16,759
Income Tax Benefit	—	152	84	(152)	68
Net loss	$(227,102)	$(263,494)	$(280,321)	$36,392	$16,827

Comparison of the Years Ended December 31, 2024 and 2023

License and Royalty Revenue. License and royalty revenue decreased by $6.9 million, from $90.2 million for the year ended December 31, 2023 to $83.3 million for the year ended December 31, 2024. The decrease was primarily attributable to non-recurring development milestone revenue recognized in 2023, and Zolgensma royalty revenues, which decreased from $85.3 million in 2023 to $81.5 million in 2024. As reported by Novartis, sales of Zolgensma in 2024 were $1.21 billion, consistent with 2023, and the product continues to treat mainly incident patients in established markets. The decrease in Zolgensma royalties was primarily attributable to fluctuations in the effective royalty rate under the license agreement with Novartis.

Research and Development Expense. Research and development expenses decreased by $23.7 million, from $232.3 million for the year ended December 31, 2023 to $208.5 million for the year ended December 31, 2024. The decrease was primarily attributable to the following:

•
a decrease of $10.5 million in personnel-related costs for research and development personnel, including a $2.6 million decrease in stock-based compensation expense, primarily driven by the reduction in workforce associated with our corporate restructuring in the fourth quarter of 2023;
•
a decrease of $10.3 million in manufacturing expenses and other costs of clinical supply for our lead product candidates, largely driven by ABBV-RGX-314 and RGX-121 clinical supply costs;
•
a decrease of $6.2 million in preclinical activities and other early-stage research and development; and
•
a decrease of $6.1 million in costs for laboratories and facilities used by research and development personnel, including a $1.1 million decrease in depreciation expense allocated to research and development functions, primarily driven by a decrease in laboratory supplies and consumables.

The decrease in research and development expenses was partially offset by an increase of $10.5 million in costs associated with clinical trial activities, largely driven by clinical trial expenses for ABBV-RGX-314 and RGX-202.

General and Administrative Expense. General and administrative expenses decreased by $11.9 million, from $88.5 million for the year ended December 31, 2023 to $76.6 million for the year ended December 31, 2024. The decrease was primarily attributable to professional services and consulting fees, including legal and other corporate advisory services, and other corporate overhead expenses.

Credit Losses (Recoveries). We recognized credit recoveries of $5.0 million during the year ended December 31, 2024 related to the full collection of amounts due under our settlement agreement with Abeona Therapeutics Inc. (Abeona), for which we had previously recorded an allowance for credit losses. For further information regarding the settlement agreement with Abeona and the allowance for credit losses, please refer to Note 10, “License and Collaboration Agreements – Settlement Agreement with Abeona Therapeutics” to the accompanying audited consolidated financial statements. We did not record any credit losses or recoveries during the year ended December 31, 2023.

Investment Income. Investment income increased by $7.4 million, from $11.3 million for the year ended December 31, 2023 to $18.7 million for the year ended December 31, 2024. The increase was largely attributable to the achievement of milestones associated with the acquisition of our non-marketable equity securities of Corlieve Therapeutics SAS (Corlieve) by uniQure N.V. (uniQure) in July 2021. The Company recognized realized gains of $6.6 million and $2.2 million upon the achievement of such milestones during 2024 and 2023, respectively. The remaining increase was primarily attributable to higher yields on investments in cash equivalents and marketable debt securities.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $244.9 million, which were primarily derived from the sale of our common stock and pre-funded warrants and license fees received under the AbbVie Collaboration Agreement, as described below. We expect that our cash, cash equivalents and marketable securities as of December 31, 2024, along with the up-front payment of $110.0 million expected to be received under the Nippon Shinyaku Collaboration Agreement, will enable us to fund our operating expenses and capital expenditure requirements, and are sufficient to meet our financial commitments and obligations, for at least the next 12 months from the date of this report, based on our current business plan. Our recent sources of liquidity include the following events and transactions:

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
•
In January 2025, we entered into the Nippon Shinyaku Collaboration Agreement for the development and commercialization of RGX-121 and RGX-111 in the United States and certain countries in Asia. Pursuant the Nippon Shinyaku Collaboration Agreement, we will receive an up-front payment of $110.0 million following the effective date of the agreement in March 2025 and are eligible to receive up to $700.0 million upon the achievement of specified development and sales-based milestones. We are also eligible to receive double-digit royalties on net sales of RGX-121 and RGX-111 by Nippon Shinyaku, subject to specified offsets and reductions.

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

At-the-Market Offering Programs

In September 2023, we entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. (BofA) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through BofA, acting as our sales agent (the BofA ATM Program). We terminated the BofA ATM Program effective in November 2024. No shares of common stock were sold under the BofA ATM Program prior to its termination.

In December 2024, we entered into a Sales Agreement with Leerink Partners LLC (Leerink) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through Leerink, acting as our sales agent (the Leerink ATM Program). As of December 31, 2024, no shares of common stock had been sold under the Leerink ATM Program. We intend to use proceeds obtained from the sale of shares under the Leerink ATM Program, if any, for general corporate purposes.

Private Placement

In July 2023, we sold 257,466 shares of our common stock in a private placement transaction for which we received aggregate net proceeds of $4.9 million, net of offering expenses.

Cash Flows

Our consolidated cash flows were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net cash used in operating activities	$(173,125)	$(218,407)	$(207,488)
Net cash provided by (used in) investing activities	103,446	190,943	(11,929)
Net cash provided by (used in) financing activities	92,683	(34,966)	(28,840)
Net increase (decrease) in cash and cash equivalents and restricted cash	$23,004	$(62,430)	$(248,257)

Cash Flows from Operating Activities

Our net cash used in operating activities for the year ended December 31, 2024 decreased by $45.3 million from the year ended December 31, 2023, largely as a result of lower operating expenses and increased cost reimbursement received from AbbVie under our ABBV-RGX-314 collaboration in 2024. We expect to continue to incur regular net cash outflows from operations for the foreseeable future as we continue the development and advancement of our product candidates and other research programs.

For the year ended December 31, 2024, our net cash used in operating activities of $173.1 million consisted of a net loss of $227.1 million, offset by adjustments for non-cash items of $48.4 million and favorable changes in operating assets and liabilities of $5.5 million. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $38.5 million and depreciation and amortization expense of $16.2 million, partially offset by realized gains on investments, credit recoveries and the accretion of discounts on marketable debt securities during the period. The changes in operating assets and liabilities include a decrease in total accounts receivable of $9.7 million, which was driven largely by a decrease in Zolgensma royalties receivable and the full collection of amounts due under our settlement agreement with Abeona, for which we recorded a $5.0 million credit recovery during the period. The changes in operating assets and liabilities also include a total decrease in prepaid expenses and other current assets of $12.0 million, which was driven primarily by decreases in prepaid fees to CROs and net cost reimbursement due from AbbVie under our ABBV-RGX-314 collaboration. The favorable changes in operating assets and liabilities were partially offset by a decrease in accrued expenses and other current liabilities of $12.1 million, which was driven primarily by decreases in accruals for external research and development services and sublicense and royalties due to licensors. Other changes in operating working capital occurred in the normal course of business.

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

Cash Flows from Investing Activities

For the year ended December 31, 2024, our net cash provided by investing activities consisted of $290.2 million in maturities of marketable debt securities and $5.8 million in proceeds received from uniQure upon the achievement of milestones associated with their acquisition of Corlieve, offset by $190.1 million used to purchase marketable debt securities and $2.4 million used to purchase property and equipment.

For the year ended December 31, 2023, our net cash provided by investing activities consisted of $285.5 million in maturities of marketable debt securities and $2.0 million in proceeds received from uniQure upon the achievement of milestones associated with their acquisition of Corlieve, offset by $86.6 million used to purchase marketable debt securities and $10.0 million used to purchase property and equipment.

Cash Flows from Financing Activities

For the year ended December 31, 2024, our net cash provided by financing activities primarily consisted of $131.1 million in net proceeds received from the public offering of common stock and pre-funded warrants completed in March 2024, net of underwriting discounts and commissions and other offering expenses paid during the period, and $2.7 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan. Our net cash provided by financing activities was partially offset by $39.9 million of Zolgensma royalties paid, net of imputed interest, under our royalty purchase agreement with HCR.

For the year ended December 31, 2023, our net cash used in financing activities primarily consisted of $42.3 million of Zolgensma royalties paid, net of imputed interest, under our royalty purchase agreement with HCR. Our net cash used in financing activities was partially offset by $4.9 million in net proceeds received from a private placement of our common stock in July 2023 and $3.3 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

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

In March 2022, we entered into a letter agreement (the Penn Letter Agreement) with The Trustees of the University of Pennsylvania (Penn) to buy out our obligation to pay sublicense fees under our license agreement with Penn (the Penn License). Pursuant to the letter agreement, we are obligated to pay Penn a total of $12.0 million to satisfy any other past or future obligations to pay sublicense fees under the Penn License, which is payable in four equal annual installments of $3.0 million beginning in March 2023. We are no longer obligated to pay sublicense fees to Penn under the license agreement, but remain obligated to pay Penn royalties on net sales of licensed products, milestone fees and reimbursement of certain patent maintenance costs in accordance with the Penn License. As of December 31, 2024, we had $6.0 million remaining payable to Penn under the Penn Letter Agreement, in addition to other amounts payable Penn under the Penn License.

We have entered into a number of long-term operating leases for office, laboratory and manufacturing space in Rockville, Maryland, Washington, D.C. and New York, New York, as well as a number of laboratory and other equipment leases. As of December 31, 2024, we had recorded total lease liabilities of $82.0 million under our operating leases. Please refer to Note 6, “Leases” to the accompanying consolidated financial statements for further information regarding our lease commitments.

Under the terms of our royalty purchase agreement with HCR, our future Zolgensma royalties, less amounts payable by us to certain licensors, will be payable to HCR up to a specified capped amount. As of December 31, 2024, the total amount of future Zolgensma royalties to be paid to HCR under the agreement was $95.6 million. We have no obligation to repay any amounts to HCR if total future Zolgensma royalty payments are not sufficient to repay these amounts.

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $932.1 million as of December 31, 2024. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect to continue to incur significant research and development and general and administrative expenses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect to continue to incur capital expenditures associated with building out additional laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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
•
the impact of any government-imposed tariffs on cost of goods and services, particularly related to partnered product candidates;
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
•
our current licensing agreements or collaborations remaining in effect, including the AbbVie Collaboration Agreement relating to ABBV-RGX-314 and the Nippon Shinyaku Collaboration Agreement relating to RGX-121 and RGX-111, and our ability to timely achieve any milestones set forth in such agreements or collaborations;
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to interest rate risk results from the cash equivalents and marketable securities in our investment portfolio. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. At any time, significant changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. As of December 31, 2024 and 2023, we had cash, cash equivalents and marketable securities of $244.9 million and $314.1 million, respectively. Our cash equivalents and marketable securities as of December 31, 2024 consisted of money market mutual funds, U.S. government and agency securities, certificates of deposit and corporate bonds. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2024, we estimate that the increase would have resulted in a hypothetical decline of $0.8 million in the net fair value of our interest-sensitive securities as of December 31, 2024. A similar increase in market interest rates as of December 31, 2023 would have resulted in an estimated hypothetical decline of $1.5 million in the net fair value of our interest-sensitive securities as of December 31, 2023.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2024, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the COSO 2013 framework.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which accompanies our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2024, each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c) (Rule 10b5-1 Plan), were as follows:

					Rule 10b5-1 Trading Plan	Aggregate # of
					Provides for	Securities to be
Name	Title	Action	Date Adopted	Expiration Date	Purchase/Sale	Purchased/Sold (b)
David C. Stump	Director	Adoption	11/21/2024	6/1/2026	Sale	37,500
Stephen Pakola, M.D.	Executive Vice President, Chief Medical Officer	Adoption	12/20/2024	12/31/2025	Sale	260,368
Entities affiliated with Allan M. Fox (a)	Director	Adoption	12/21/2024	3/31/2027	Sale	1,441,231
Patrick J. Christmas	Executive Vice President, Chief Legal Officer	Adoption	12/26/2024	1/4/2027	Sale	235,400

(a)
Entities affiliated with Allan M. Fox, a director of the Company, include AMF Family Gift Trust LLC, AMF Gift Trust LLC, HBF Gift Trust LLC and Quaker Gray LLC (collectively, the Fox LLCs). Mr. Fox maintains voting and investment control over the shares held by the Fox LLCs in his capacity as manager of the Fox LLCs.
(b)
The aggregate number of shares in this column includes shares that may be forfeited or withheld to satisfy exercise price and tax withholding obligations at the time of vesting.

Other than as described above, during the three months ended December 31, 2024, none of our directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC's Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our proxy statement for the 2025 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 (2025 Proxy Statement) under the headings “Election of Directors,” “Information about our Executive Officers” and “Corporate Governance” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our 2025 Proxy Statement under the headings “Corporate Governance,” “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our 2025 Proxy Statement under the headings “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our 2025 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our 2025 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

REGENXBIO INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of REGENXBIO Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of REGENXBIO Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Royalty Revenue

As described in Notes 2 and 10 to the consolidated financial statements, the Company recognizes royalty revenue on sales of licensed products. The Company’s consolidated royalty revenue was $81.5 million for the year ended December 31, 2024.

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

March 13, 2025

We have served as the Company’s auditor since 2015.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$57,526	$34,522
Marketable securities	177,161	240,736
Accounts receivable (net of allowance of $4,587 as of December 31, 2023)	20,473	24,790
Prepaid expenses	9,067	14,520
Other current assets	13,774	20,403
Total current assets	278,001	334,971
Marketable securities	10,179	38,871
Accounts receivable	474	701
Property and equipment, net	117,589	132,103
Operating lease right-of-use assets	53,716	60,487
Restricted cash	2,030	2,030
Other assets	4,000	4,807
Total assets	$465,989	$573,970
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,798	$22,786
Accrued expenses and other current liabilities	38,070	49,703
Deferred revenue	115	148
Operating lease liabilities	7,902	7,068
Liability related to sale of future royalties	34,309	50,567
Total current liabilities	103,194	130,272
Operating lease liabilities	74,131	82,222
Liability related to sale of future royalties	25,378	43,485
Other liabilities	3,635	6,249
Total liabilities	206,338	262,228
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at December 31, 2024 and 2023; 49,549 and 44,046 shares issued and outstanding at December 31, 2024 and 2023, respectively	5	4
Additional paid-in capital	1,192,536	1,021,214
Accumulated other comprehensive loss	(741)	(4,429)
Accumulated deficit	(932,149)	(705,047)
Total stockholders’ equity	259,651	311,742
Total liabilities and stockholders’ equity	$465,989	$573,970

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Revenues
License and royalty revenue	$83,328	$90,242	$112,724
Total revenues	83,328	90,242	112,724
Operating Expenses
Cost of revenues	33,567	37,213	54,545
Research and development	208,522	232,266	242,453
General and administrative	76,619	88,494	85,281
Credit losses (recoveries)	(5,000)	—	—
Impairment of long-lived assets	2,101	—	—
Other operating expenses (income)	865	397	(6,679)
Total operating expenses	316,674	358,370	375,600
Loss from operations	(233,346)	(268,128)	(262,876)
Other Income (Expense)
Interest income from licensing	174	25	342
Investment income	18,729	11,319	5,383
Interest expense	(12,659)	(6,862)	(23,254)
Total other income (expense)	6,244	4,482	(17,529)
Loss before income taxes	(227,102)	(263,646)	(280,405)
Income Tax Benefit	—	152	84
Net loss	$(227,102)	$(263,494)	$(280,321)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net	3,688	10,972	(12,832)
Total other comprehensive income (loss)	3,688	10,972	(12,832)
Comprehensive loss	$(223,414)	$(252,522)	$(293,153)

Net loss per share, basic and diluted	$(4.59)	$(6.02)	$(6.50)
Weighted-average common shares outstanding, basic and diluted	49,509	43,734	43,152

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	42,831	$4	$928,095	$(2,569)	$(161,232)	$764,298
Vesting of restricted stock units, net of tax	60	—	(284)	—	—	(284)
Exercise of stock options, net of tax	332	—	2,804	—	—	2,804
Issuance of common stock under employee stock purchase plan	76	—	1,742	—	—	1,742
Stock-based compensation expense	—	—	40,788	—	—	40,788
Unrealized loss on available-for-sale securities, net	—	—	—	(12,832)	—	(12,832)
Net loss	—	—	—	—	(280,321)	(280,321)
Balances at December 31, 2022	43,299	4	973,145	(15,401)	(441,553)	516,195
Vesting of restricted stock units, net of tax	164	—	(419)	—	—	(419)
Exercise of stock options, net of tax	223	—	1,521	—	—	1,521
Issuance of common stock under employee stock purchase plan	103	—	1,826	—	—	1,826
Issuance of common stock upon private placement, net of transaction costs of $126	257	—	4,874	—	—	4,874
Stock-based compensation expense	—	—	40,267	—	—	40,267
Unrealized gain on available-for-sale securities, net	—	—	—	10,972	—	10,972
Net loss	—	—	—	—	(263,494)	(263,494)
Balances at December 31, 2023	44,046	4	1,021,214	(4,429)	(705,047)	311,742
Vesting of restricted stock units, net of tax	345	—	(910)	—	—	(910)
Exercise of stock options, net of tax	291	—	1,512	—	—	1,512
Issuance of common stock under employee stock purchase plan	105	—	1,191	—	—	1,191
Issuance of common stock and pre-funded warrants upon public offering, net of transaction costs of $534	4,565	1	131,066	—	—	131,067
Exercise of pre-funded warrants	197	—	—	—	—	—
Stock-based compensation expense	—	—	38,463	—	—	38,463
Unrealized gain on available-for-sale securities, net	—	—	—	3,688	—	3,688
Net loss	—	—	—	—	(227,102)	(227,102)
Balances at December 31, 2024	49,549	$5	$1,192,536	$(741)	$(932,149)	$259,651

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(227,102)	$(263,494)	$(280,321)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	38,463	40,267	40,788
Depreciation and amortization	16,215	17,320	12,909
Provision for credit losses (recoveries)	(5,000)	—	—
Net amortization of premiums (accretion of discounts) on marketable debt securities	(4,144)	687	4,712
Net realized loss (gain) on investments	(6,616)	(2,205)	79
Impairment of long-lived assets	2,101	—	—
Non-cash interest expense	6,101	(414)	137
Other non-cash adjustments	1,324	319	231
Changes in operating assets and liabilities
Accounts receivable	9,707	3,935	4,822
Prepaid expenses	5,453	(620)	4,852
Other current assets	6,511	(10,546)	247
Operating lease right-of-use assets	6,196	5,761	4,450
Other assets	807	1,590	31
Accounts payable	(292)	(2,791)	18,790
Accrued expenses and other current liabilities	(12,124)	2,452	(25,616)
Deferred revenue	(33)	(1,512)	(1,165)
Operating lease liabilities	(8,083)	(6,641)	(544)
Other liabilities	(2,609)	(2,515)	8,110
Net cash used in operating activities	(173,125)	(218,407)	(207,488)
Cash flows from investing activities
Purchases of marketable debt securities	(190,139)	(86,564)	(184,875)
Maturities of marketable debt securities	290,238	285,492	203,146
Sales of equity securities	5,783	1,975	524
Purchases of property and equipment	(2,436)	(9,960)	(30,724)
Net cash provided by (used in) investing activities	103,446	190,943	(11,929)
Cash flows from financing activities
Proceeds from exercise of stock options	1,512	1,521	2,804
Taxes paid related to net settlement of stock-based awards	(910)	(419)	(284)
Proceeds from issuance of common stock under employee stock purchase plan	1,191	1,826	1,742
Proceeds from public offering of common stock and pre-funded warrants, net of issuance costs	131,067	—	—
Proceeds from private placement of common stock, net of issuance costs	—	4,874	—
Offering expenses related to at-the-market offering programs	(323)	(470)	—
Repayments under liability related to sale of future royalties, net of imputed interest	(39,854)	(42,298)	(33,102)
Net cash provided by (used in) financing activities	92,683	(34,966)	(28,840)
Net increase (decrease) in cash and cash equivalents and restricted cash	23,004	(62,430)	(248,257)
Cash and cash equivalents and restricted cash
Beginning of period	36,552	98,982	347,239
End of period	$59,556	$36,552	$98,982
Supplemental cash flow information
Cash paid (received) for income taxes	$(72)	$(142)	$11,812
Cash paid for imputed interest under liability related to sale of future royalties	$6,559	$7,276	$23,117

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

REGENXBIO Inc. (the Company) is a clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. The Company's investigational gene therapies use adeno-associated virus (AAV) vectors from its proprietary gene delivery platform (NAV Technology Platform). The NAV® Technology Platform consists of exclusive rights to a large portfolio of proprietary AAV vectors. The Company has developed a broad pipeline of gene therapy product candidates using the NAV Technology Platform as a one-time treatment to address an array of diseases. In addition to its internal product development efforts, the Company also selectively licenses the NAV Technology Platform and other intellectual property rights to other leading biotechnology and pharmaceutical companies (NAV Technology Licensees). As of December 31, 2024, the NAV Technology Platform was being applied by NAV Technology Licensees in one commercial product, Zolgensma®, and in the preclinical and clinical development of a number of other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development and commercialization of certain product candidates. The Company was formed in 2008 in the State of Delaware and is headquartered in Rockville, Maryland.

Liquidity

In January 2025, the Company and Nippon Shinyaku Co., Ltd. (Nippon Shinyaku) entered into a collaboration and license agreement (the Nippon Shinyaku Collaboration Agreement) for the joint development and commercialization of RGX-121 for the treatment of Mucopolysaccharidosis Type II (MPS II) and RGX-111 for the treatment of Mucopolysaccharidosis Type I (MPS I). Pursuant the Nippon Shinyaku Collaboration Agreement, the Company will receive an up-front payment of $110.0 million following the effective date of the agreement and is eligible to receive up to $700.0 million upon the achievement of specified development and sales-based milestones. The Nippon Shinyaku Collaboration Agreement became effective in March 2025. Please refer to Note 10 for further information on the Nippon Shinyaku Collaboration Agreement.

The Company has incurred cumulative losses since inception and as of December 31, 2024, had generated an accumulated deficit of $932.1 million. The Company's ability to transition to recurring profitability is dependent upon achieving a level of revenues adequate to support its cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability and, unless and until it does, will continue to need to raise additional capital through equity offerings, licensing and collaboration arrangements, or other non-dilutive financings. There is no assurance that the Company will be able to raise sufficient capital or obtain financing on favorable terms, or at all. The Company’s ability to continue as a going concern may be impacted by the development and potential commercialization of its product candidates and its ability to raise additional capital to fund its operations. If the Company is unable to raise capital sufficient to meet its working capital needs in the future, it may be forced to delay expenditures, reduce the scope of its development activities or make other changes to its operating plans.

As of December 31, 2024, the Company had cash, cash equivalents and marketable securities of $244.9 million. Management believes that its cash, cash equivalents and marketable securities as of December 31, 2024, along with the up-front payment of $110.0 million expected to be received under the Nippon Shinyaku Collaboration Agreement, is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

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

Foreign Currency Transactions

The functional currency of the Company and its consolidated subsidiaries is the U.S. dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in currencies other than the U.S. dollar are included in results of operations as incurred. During the years ended December 31, 2024, 2023 and 2022, the Company recorded aggregate net foreign currency transaction losses of $0.9 million, $0.3 million and $0.7 million, respectively, which are included in other operating expenses (income) in the consolidated statements of operations and comprehensive loss.

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

	As of December 31,
	2024	2023	2022
Cash and cash equivalents	$57,526	$34,522	$96,952
Restricted cash	2,030	2,030	2,030
Total cash and cash equivalents and restricted cash	$59,556	$36,552	$98,982

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

At each reporting date, the Company evaluates available-for-sale debt securities which have an amortized cost basis in excess of the fair value of the security to determine if the unrealized loss or any potential credit losses should be recognized in results of operations. If the Company does not have the intent and ability to hold the security until recovery of the unrealized loss, the difference between the fair value and amortized cost basis of the security is charged to results of operations resulting in a new amortized cost basis of the security. If the Company has the intent and ability to hold the security until recovery of the unrealized loss, the security is evaluated for potential credit losses. If a credit loss is deemed to exist, the credit loss is recognized in results of operations and an allowance for credit losses is recorded against the amortized cost basis of the security. In determining whether a credit loss exists related to impaired available-for-sale debt securities, the Company considers, among other factors, the extent of the unrealized loss relative to the amortized cost basis, the credit rating of the issuer and any recent changes thereto, current and expected future economic conditions, and any adverse events or other changes in circumstances that have occurred which may indicate a potential credit loss. The Company did not record an allowance for credit losses on its available-for-sale debt securities as of December 31, 2024 or 2023.

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

Concentrations of Credit Risk and Off-balance Sheet Risk

Cash and cash equivalents, marketable debt securities and accounts receivable are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at multiple financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. The Company’s marketable debt securities consist of investment grade securities and may be subject to concentrations of credit risk. The Company has adopted an investment policy which limits potential concentrations of investments and establishes minimum acceptable credit ratings, thereby reducing credit risk exposure. As of December 31, 2024, the Company believes that it is not exposed to significant credit risk related to accounts receivable due to the credit quality and history of collections from its significant customers, and the Company is unaware of any concentrations of credit risk related to accounts receivable from significant customers with deteriorated credit quality. The Company has no financial instruments with off-balance sheet risk of loss.

The following table summarizes those customers who represented at least 10% of revenues or total net accounts receivable for the periods presented:

	Revenues			Accounts Receivable, Net
	Years Ended December 31,			As of December 31,
	2024	2023	2022	2024	2023
Customer A	98%	95%	90%	97%	95%

Leases

The Company accounts for its lease arrangements in accordance with Accounting Standards Codification (ASC) 842, Leases (ASC 842). Under ASC 842, the Company classifies its leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, the Company records a right-of-use asset and a lease liability for all leases with a term greater than 12 months. All of the Company’s leases are classified as operating leases. Operating lease expense is recognized on a straight-line basis over the term of the lease, with the exception of variable lease expenses which are recognized as incurred.

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

The Company determines the classification of subleases at the inception of the sublease, as well as whether the Company has been relieved of its primary obligation under the original lease. All of the Company's subleases are classified as operating leases and, in each case, the Company has not been relieved of its primary obligation under the original lease and continues to account for the original lease as it did prior to the commencement of the sublease. Sublease income is recognized on a straight-line basis over the term of the sublease as a reduction of the related lease expense of the original lease. Initial direct costs of entering into a sublease are deferred and amortized on a straight-line basis over the term of the sublease as a reduction of sublease income.

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

Cloud Computing Arrangements

The Company capitalizes certain costs associated with the implementation of cloud computing arrangements that are accounted for as service contracts. Once implementation activities are substantially complete and the cloud-based application is ready for its intended use, capitalization ceases and amounts capitalized are amortized on a straight-line basis over the term of the hosting arrangement. Capitalized implementation costs for cloud-based applications and associated amortization are classified on the consolidated balance sheets and statements of operations and comprehensive loss in the same manner as the costs of the associated hosting arrangement. As of December 31, 2024 and 2023, the Company had recorded capitalized costs, net of amounts amortized, of less than $0.1 million and $1.0 million, respectively, related to the implementation of cloud-based software applications, which were included in prepaid expenses and other assets on the consolidated balance sheets. Amortization of capitalized implementation costs for cloud-based applications recorded for the years ended December 31, 2024, 2023 and 2022 was $1.0 million, $1.4 million and $1.3 million, respectively, and was included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

Pre-funded Warrants

Warrants are accounted for based on the specific terms of the warrant agreements. The Company's pre-funded warrants are indexed to the Company's common stock and meet the criteria to be classified as equity. Proceeds from the issuance of pre-funded warrants are recorded within additional paid-in capital and are not subject to remeasurement. Please refer to Note 9 for further information regarding pre-funded warrants issued by the Company.

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

The Company evaluates the transaction price of its license agreements at the inception of each agreement and at each reporting date. The transaction price includes the fixed consideration payable to the Company during the contract term, as well as any variable consideration to the extent that it is probable that a significant reversal of revenue will not occur in the future. Fixed consideration under the license agreements may include up-front and annual fees payable during the contract term and fees for development services performed by the Company. Variable consideration under the license agreements may include development and sales-based milestone payments, sublicense fees and royalties on sales of licensed products. Consideration contingent upon the exercise of options by a licensee is excluded from the transaction price and not accounted for as part of the license agreement until the option is exercised.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

Restructuring Expenses

The Company records costs and liabilities associated with exit and disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations (ASC 420) and ASC 712, Compensation – Nonretirement Postemployment Benefits (ASC 712). Such costs are based on estimates of fair value in the period liabilities are incurred. The Company evaluates and adjusts these costs as appropriate for changes in circumstances as additional information becomes available. Please refer to Note 14 for further information regarding restructuring expenses.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average common shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of computing both basic and diluted net loss per share, pre-funded warrants are considered outstanding shares upon issuance because the underlying shares may be issued for nominal consideration and are exercisable after the original issuance date. Contingently convertible shares in which conversion is based on non-market-priced contingencies are excluded from the calculations of both basic and diluted net loss per share until the contingency has been fully met. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation of diluted net loss per share if their effect would be anti-dilutive.

Comprehensive Loss

Comprehensive loss includes net loss as well as unrealized gains and losses on available-for-sale debt securities, net of income tax effects and reclassification adjustments for realized gains and losses.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances certain interim and annual disclosure requirements of reportable segment information, including information about significant segment expenses. Additionally, the standard requires entities with a single reportable segment to provide all disclosures required by ASC 280, Segment Reporting. The Company adopted this standard for annual reporting periods beginning January 1, 2024 and interim reporting periods beginning January 1, 2025, on a retrospective basis for all periods presented. Please refer to Note 17 for further information regarding reportable segment information.

Recent Accounting Pronouncements Not Yet Adopted

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

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2024
U.S. government and agency securities	$44,281	$11	$(77)	$44,215
Certificates of deposit	1,466	—	(4)	1,462
Corporate bonds	141,474	234	(45)	141,663
	$187,221	$245	$(126)	$187,340

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2023
U.S. government and agency securities	$71,811	$6	$(1,248)	$70,569
Certificates of deposit	6,572	—	(106)	6,466
Corporate bonds	204,793	143	(2,364)	202,572
	$283,176	$149	$(3,718)	$279,607

As of December 31, 2024 and 2023, no available-for-sale debt securities had remaining maturities greater than two years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of December 31, 2024 and 2023, the balance in accumulated other comprehensive loss consisted solely of unrealized gains and losses on available-for-sale debt securities, net of reclassification adjustments for realized gains and losses and income tax effects. Unrealized gain (loss) on available-for-sale securities, net, as presented in the consolidated statements of operations and comprehensive loss consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Unrealized gain (loss) before reclassifications	$3,688	$10,972	$(12,904)
Realized losses (gains) reclassified to investment income	—	—	72
Unrealized gain (loss) on available-for-sale securities, net	$3,688	$10,972	$(12,832)

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
U.S. government and agency securities	$—	$—	$22,917	$(77)	$22,917	$(77)
Certificates of deposit	—	—	1,221	(4)	1,221	(4)
Corporate bonds	21,317	(45)	—	—	21,317	(45)
	$21,317	$(45)	$24,138	$(81)	$45,455	$(126)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
U.S. government and agency securities	$12,877	$(16)	$52,686	$(1,232)	$65,563	$(1,248)
Certificates of deposit	965	(2)	5,257	(104)	6,222	(106)
Corporate bonds	25,051	(48)	144,642	(2,316)	169,693	(2,364)
	$38,893	$(66)	$202,585	$(3,652)	$241,478	$(3,718)

As of December 31, 2024, available-for-sale debt securities held by the Company which were in an unrealized loss position consisted of 22 investment grade security positions. The Company has the intent and ability to hold such securities until recovery, and based on the credit quality of the issuers and low severity of each unrealized loss position relative to its amortized cost basis, the Company did not identify any credit losses associated with its available-for-sale debt securities. The Company did not recognize any impairment or credit losses on available-for-sale debt securities during the years ended December 31, 2024, 2023 and 2022.

4. Fair Value Measurements

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the fair value hierarchy discussed in Note 2 (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2024
Cash equivalents:
Money market mutual funds	$—	$43,895	$—	$43,895
U.S. government and agency securities	—	2,498	—	2,498
Total cash equivalents	—	46,393	—	46,393
Marketable securities:
U.S. government and agency securities	—	44,215	—	44,215
Certificates of deposit	—	1,462	—	1,462
Corporate bonds	—	141,663	—	141,663
Total marketable securities	—	187,340	—	187,340
Total cash equivalents and marketable securities	$—	$233,733	$—	$233,733

	Level 1	Level 2	Level 3	Total
December 31, 2023
Cash equivalents:
Money market mutual funds	$—	$13,024	$—	$13,024
Total cash equivalents	—	13,024	—	13,024
Marketable securities:
U.S. government and agency securities	—	70,569	—	70,569
Certificates of deposit	—	6,466	—	6,466
Corporate bonds	—	202,572	—	202,572
Total marketable securities	—	279,607	—	279,607
Total cash equivalents and marketable securities	$—	$292,631	$—	$292,631

Management estimates that the carrying values of its current accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Accounts receivable which contain non-current portions and certain non-current payables reported as other liabilities are recorded at their present values using a discount rate that is based on prevailing market rates on the date the amounts were initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be materially different from those that would be used as of December 31, 2024 to determine the present value of these instruments. Accordingly, management estimates that the carrying values of its non-current accounts receivable and other liabilities approximate the fair value of those instruments. Management estimates that the carrying value of the liability related to the sale of future royalties approximates fair value. As discussed in Note 7, the carrying value of the liability related to the sale of future royalties is based on the Company’s estimate of future royalties expected to be paid by the Company over the life of the arrangement, which are considered Level 3 inputs.

Long-lived assets, if determined to be impaired, are measured at fair value on a nonrecurring basis using Level 3 inputs. Please refer to Note 6 for further information on nonrecurring fair value measurements of long-lived assets during the years ended December 31, 2024, 2023 and 2022.

Non-marketable Equity Securities

Non-marketable equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. The Company did not hold any non-marketable equity securities as of December 31, 2024 and 2023. No remeasurements or impairment losses were recorded on non-marketable equity securities during the years ended December 31, 2024, 2023 and 2022.

Prior to the acquisition of Corlieve Therapeutics SAS (Corlieve) by uniQure N.V. (uniQure) in July 2021, the Company held non-marketable equity securities of Corlieve which were originally acquired by the Company in June 2020 as consideration under a license and collaboration agreement with Corlieve. In connection with the acquisition of Corlieve by uniQure in July 2021, the Company received proceeds of €5.3 million ($6.1 million) from uniQure in exchange for its ownership interest in Corlieve, of which $5.6 million was received upon the closing of the acquisition and $0.5 million was received in August 2022 upon the expiration of a hold back period. As additional consideration, the Company became eligible to receive payments of up to €37.1 million from uniQure contingent upon the achievement of various development and regulatory milestones. During the years ended December 31, 2024 and 2023, the Company received €5.6 million and €1.9 million, respectively, in milestone payments from uniQure and recognized investment income of $6.6 million and $2.2 million, respectively, related to the achievement of the milestones during the period. As of December 31, 2024, there were €29.7 million ($31.0 million as of December 31, 2024) in remaining milestones which have not been paid or achieved and have not been recognized in the consolidated financial statements. Proceeds contingent upon the achievement of the remaining milestones will be recognized as investment income in the period in which any uncertainty regarding realization is substantially resolved, which may not occur until the achievement of the underlying milestones. It is at least reasonably possible that some or all of the proceeds contingent upon these milestones will not be realized by the Company.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2024	2023
Laboratory and manufacturing equipment	$77,141	$75,632
Computer equipment and software	4,244	4,700
Furniture and fixtures	7,031	7,052
Leasehold improvements	101,465	101,927
Total property and equipment	189,881	189,311
Accumulated depreciation and amortization	(72,292)	(57,208)
Property and equipment, net	$117,589	$132,103

During the years ended December 31, 2024, 2023 and 2022, the Company recorded depreciation and amortization expense of $16.2 million, $17.3 million and $12.9 million, respectively.

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

6. Leases

9804 Medical Center Drive

In November 2018, the Company entered into an operating lease, which has been amended from time to time, for approximately 186,000 square feet of office, laboratory and manufacturing space at 9804 Medical Center Drive in Rockville, Maryland (the 9804 Medical Center Drive Lease), which now serves as the Company’s corporate, research and manufacturing headquarters. The initial construction of the building was performed by the landlord and the lease commenced in September 2020 upon delivery of the leased premises to the Company to make additional improvements to the building. Monthly payments under the lease began in September 2021 and escalate annually in accordance with the lease agreement. The lease expires in September 2036, subject to extension and termination options held by the Company. The Company has an option to extend the term of the lease for up to 10 additional years and an option to terminate the lease, with payment of an early termination fee, after 12 years from the delivery of the leased premises to the Company. As of December 31, 2024, the Company’s extension and termination options under the 9804 Medical Center Drive Lease were excluded from the measurement of the right-of-use assets and lease liabilities as they were not reasonably certain of exercise. As required by the 9804 Medical Center Drive Lease, the Company has provided the landlord with an irrevocable letter of credit of $1.1 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease.

Pursuant to the 9804 Medical Center Drive Lease, the Company received a $19.5 million tenant improvement allowance from the landlord to perform improvements to the leased premises. The tenant improvement allowance was recorded as a reduction of the right-of-use assets for the lease and is amortized on a straight-line basis as a reduction of lease expense over the term of the lease. The

Company began occupation of a portion of the facility upon the completion of its construction in 2021. The remaining portion of the building, primarily associated with the manufacturing facility, was activated upon the completion of its construction in 2022. As of December 31, 2024, the Company had recorded property and equipment at cost of $132.6 million related to the buildout at 9804 Medical Center Drive, of which $131.6 million was placed in service and $1.0 million has not yet been placed in service.

As of December 31, 2024, the Company had recorded right-of-use assets of $42.9 million and lease liabilities of $69.0 million related to the 9804 Medical Center Drive Lease.

9712 Medical Center Drive

In March 2015, the Company entered into an operating lease for office space at 9712 Medical Center Drive in Rockville, Maryland (the 9712 Medical Center Drive Lease). The lease term commenced in April 2015, and monthly payments under the lease began in October 2015 and escalate annually in accordance with the lease agreement.

The 9712 Medical Center Drive Lease has been amended from time to time to include additional office and laboratory space at an adjacent building located at 9714 Medical Center Drive and extend the term of the lease, which expires in February 2027, subject to extension options held by the Company. The Company has an option to extend the term of the lease for three additional years, as well as an option to extend the lease term to be coterminous with the 9804 Medical Center Drive Lease, which expires in September 2036. As of December 31, 2024, the Company’s extension options under the 9712 Medical Center Drive Lease were excluded from the measurement of the right-of-use assets and lease liabilities as they were not reasonably certain of exercise. The Company received a $0.4 million tenant improvement allowance from the landlord which was recorded as a reduction of the right-of-use assets for the lease and is amortized on a straight-line basis as a reduction of lease expense over the term of the lease.

As of December 31, 2024, the Company had recorded right-of-use assets of $3.2 million and lease liabilities of $3.6 million related to the 9712 Medical Center Drive Lease.

New York Lease and Sublease

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

In March 2024, the Company entered into an agreement to sublease its office space under the New York Lease (the New York Sublease) to a third-party subtenant. The sublease term commenced in April 2024 and expires in April 2027 concurrent with the expiration of the New York Lease. Monthly payments under the New York Sublease commenced in July 2024 and escalate annually in accordance with the sublease agreement. As of December 31, 2024, total undiscounted future minimum lease payments to be received by the Company over the term of the New York Sublease were $1.2 million. The Company recognized sublease income of $0.3 million under the New York Sublease during the year ended December 31, 2024.

The New York Sublease is classified as an operating lease and the Company was not relieved of its primary obligation under the New York Lease. The Company continues to account for the New York Lease as it did prior to the commencement of the sublease.

As a result of the New York Sublease, the Company determined an impairment indicator was present as of March 31, 2024 related to the long-lived asset group subject to the sublease, which included the right-of-use asset under the New York Lease, leasehold improvements and other property and equipment allocable to the New York Sublease. The Company concluded the carrying value of the asset group as of March 31, 2024 was not recoverable, as it exceeded the sum of the estimated undiscounted cash flows to be generated by the assets over their remaining lives. The Company estimated the fair value of the asset group as of March 31, 2024 using a discounted cash flow method, which incorporated unobservable inputs including the net identifiable cash flows over the term of the New York Sublease and an estimated borrowing rate of a market participant subtenant. The estimated fair value of the asset group as of March 31, 2024 represents a Level 3 nonrecurring fair value measurement. The Company concluded the carrying value of the asset group of $3.4 million exceeded its estimated fair value of $1.3 million as of March 31, 2024. As such, the Company recognized impairment losses of $2.1 million during the year ended December 31, 2024 on the long-lived asset group associated with the New York Sublease. The impairment losses were allocated to the various assets within the long-lived asset group based on their relative carrying values and consisted of $1.4 million recorded to the right-of-use assets and $0.7 million recorded to property and equipment. No material impairment losses on long-lived assets were recorded during the years ended December 31, 2023 and 2022.

As of December 31, 2024, the Company had recorded right-of-use assets of $0.6 million and lease liabilities of $2.2 million related to the New York Lease.

Other Leases

In October 2022, the Company entered into an operating lease for office space in Washington, D.C. (the DC Lease). The lease term commenced in October 2022 and expires in October 2027. The Company has an option to extend the term of the lease for five additional years. As of December 31, 2024, the Company’s extension option under the DC Lease was excluded from the measurement of the right-of-use assets and lease liabilities as it was not reasonably certain of exercise. The Company recorded the right-of-use assets and lease liabilities related to the DC Lease upon its commencement in October 2022. As of December 31, 2024 the Company had recorded right-of-use assets of $4.0 million and lease liabilities of $4.0 million related to the DC Lease.

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

Operating Lease Information

All of the Company’s leases are classified as operating leases. The following table summarizes the Company’s lease costs and supplemental cash flow information related to its operating leases (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating lease cost	$11,168	$11,107	$9,570
Variable lease cost	2,725	2,263	1,727
Sublease income	(319)	—	—
Total lease cost	$13,574	$13,370	$11,297

Cash paid for amounts included in operating lease liabilities	$12,969	$11,861	$5,697
Right-of-use assets acquired through operating lease liabilities	$826	$1,132	$8,662

Cash paid for amounts included in operating lease liabilities for the years ended December 31, 2024, 2023 and 2022 includes zero, $0.1 million and $1.3 million, respectively, received by the Company during the period under its tenant improvement allowances, which were deemed in-substance lease payments and included in the calculation of the lease liability. Short-term lease expense for the years ended December 31, 2024, 2023 and 2022 was not material and is included in operating lease cost in the table above. Variable lease cost under the Company’s operating leases includes items such as common area maintenance, utilities, taxes and other charges.

The following table presents the weighted-average remaining lease term and weighted-average discount rate of the Company’s operating leases:

	As of December 31,
	2024	2023
Weighted-average remaining lease term (years)	10.3	11.0
Weighted-average discount rate	5.7%	5.7%

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the Company’s operating leases to the amounts reported as operating lease liabilities on the consolidated balance sheet as of December 31, 2024 (in thousands):

As of
December 31, 2024
Undiscounted future minimum lease payments:
2025	$12,345
2026	12,885
2027	10,003
2028	7,940
2029	8,051
Thereafter	58,989
Total undiscounted future minimum lease payments	110,213
Amount representing imputed interest	(28,180)
Total operating lease liabilities	82,033
Current portion of operating lease liabilities	(7,902)
Operating lease liabilities, non-current	$74,131

The table above excludes future minimum lease payments for leases which were executed but had not yet commenced as of December 31, 2024, the total of which were not material.

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

Pursuant to the Royalty Purchase Agreement, the total amount of royalty payments to be received by HCR was subject to an increasing cap (the Cap Amount) equal to (i) $260.0 million applicable for the period from the effective date of the Royalty Purchase Agreement through November 7, 2024 (the First Cap Amount), and (ii) $300.0 million applicable for the period from November 8, 2024 through the effective date of termination of the Novartis License (the Second Cap Amount). If, on or prior to the defined dates for each Cap Amount, the total amount of royalty payments received by HCR equals or exceeds the Cap Amount applicable to such date, the Royalty Purchase Agreement will automatically terminate and all rights to the Zolgensma royalty payments will revert back to the Company. The First Cap Amount was not achieved prior to November 7, 2024, therefore the Royalty Purchase Agreement will remain in effect until the achievement of the Second Cap Amount or the termination of the Novartis License, if earlier. The Company has no obligation to repay any amounts to HCR if total future Zolgensma royalty payments are not sufficient to achieve the applicable Cap Amount prior to the termination of the Novartis License.

The Company has a call option to repurchase its rights to the purchased royalties from HCR for a repurchase price equal to, as of the option exercise date, $300.0 million minus the total amount of royalty payments received by HCR.

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

The Company estimates the effective interest rate used to record interest expense under the Royalty Purchase Agreement based on its estimate of future royalty payments to be received by HCR. At each reporting date, the Company reassesses its estimate of total future royalty payments to be received by HCR at the applicable Cap Amount, and prospectively adjusts the effective interest rate and amortization of the liability as necessary. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments received by HCR and changes in the Company’s forecasted royalties. The estimated interest rate in effect as of December 31, 2024 and 2023 was 65.5% and 4.8%, respectively, which was based on the amortized balance of the liability and the estimated remaining royalties to be paid to HCR under the arrangement. This interest rate is subject to adjustments in the future based on actual royalties paid to HCR and changes in the royalty forecast. The interest rate increased during the year ended December 31, 2024 as a result of changes in the Company's forecasted royalties for territories outside the United States. As of December 31, 2024, the estimated effective interest rate over the life of the Royalty Purchase Agreement, taking into account actual royalties paid to date and the estimated remaining royalties to be paid under the arrangement, was 16.0%.

The following table presents the changes in the liability related to the sale of future royalties under the Royalty Purchase Agreement with HCR (in thousands):

Liability Related to
Sale of Future Royalties
Balance at December 31, 2022	$137,606
Zolgensma royalties paid to HCR	(49,574)
Interest expense recognized	6,020
Balance at December 31, 2023	94,052
Zolgensma royalties paid to HCR	(46,413)
Interest expense recognized	12,048
Balance at December 31, 2024	59,687
Current portion of liability related to sale of future royalties	(34,309)
Liability related to sale of future royalties, non-current	$25,378

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

In April 2019, the Penn License was amended to include exclusive license rights to certain patent rights and know-how, including research data and other information, relating to the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease. In consideration for the additional licensed rights, and in addition to any consideration owed under the license prior to the amendment, the Company paid Penn an up-front fee and is obligated to pay milestone fees of up to $20.5 million upon the achievement of various development and sales-based milestones and additional royalties on net sales of licensed products for the treatment of CLN2 disease. From the inception of the agreement through December 31, 2024, the Company had incurred $0.5 million for development milestones achieved, or deemed probable of achievement, under the Penn License.

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

Expenses incurred by the Company related to the Penn License were recorded as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cost of revenues	$—	$—	$9,242
Research and development	—	500	—
General and administrative	299	935	715
Interest expense	612	842	778
	$911	$2,277	$10,735

As of December 31, 2024, the Company had recorded $5.8 million payable under the Penn License, net of present value discount, of which $2.9 million was included in accrued expenses and other current liabilities, and $2.9 million was included in other liabilities on the consolidated balance sheet. As of December 31, 2023, the Company had recorded $8.2 million payable under the Penn License, net of present value discount, of which $2.6 million was included in accrued expenses and other current liabilities, and $5.6 million was included in other liabilities on the consolidated balance sheet.

GlaxoSmithKline

In March 2009, the Company entered into a license agreement, which was amended in April 2009 (as amended, the GSK License), with GlaxoSmithKline LLC (GSK) for exclusive, worldwide rights to certain patents underlying the Company’s NAV Technology Platform which are owned by Penn and exclusively licensed to GSK. Pursuant to the GSK License, the Company is obligated to pay GSK royalties on net sales of licensed products and sublicense fees. Additionally, the Company is obligated to reimburse GSK for certain costs incurred related to the maintenance of the licensed patents. The Company was also obligated to pay $1.5 million to GSK upon the achievement of various milestones, all of which have been achieved and paid.

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

Expenses incurred by the Company related to the GSK License were recorded as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cost of revenues:
Royalties on net sales of Zolgensma	$33,180	$37,043	$44,691
Other cost of revenues	337	170	612
Total cost of revenues	33,517	37,213	45,303
General and administrative	369	476	964
	$33,886	$37,689	$46,267

As of December 31, 2024, the Company had recorded $6.3 million payable under the GSK License, of which $6.2 million was included in accrued expenses and other current liabilities, and $0.1 million was included in other liabilities on the consolidated balance sheet. As of December 31, 2023, the Company had recorded $12.3 million payable under the GSK License, of which $12.2 million was included in accrued expenses and other current liabilities, and $0.1 million was included in other liabilities on the consolidated balance sheet.

The Company has been notified of a potential dispute with GSK over the amount of sublicense fees paid by the Company to GSK under the GSK License. GSK claims there has been a significant underpayment by the Company as they are entitled to a sublicense payment on all amounts received by the Company from sublicensees, including royalties, and not just amounts received for GSK's sublicensed patents. The Company disagrees with GSK's interpretation of the GSK License. The Company does not believe that a loss is probable, and no reasonable range of loss is estimable, related to this matter. No liabilities related to this matter have been recorded as of December 31, 2024.

Clearside Biomedical

In August 2019, the Company entered into an option and license agreement with Clearside Biomedical, Inc. (Clearside) pursuant to which the Company was granted an option to exclusively license the worldwide rights to certain patents related to Clearside’s proprietary, in-office SCS Microinjector™ for the delivery of ABBV-RGX-314 to the suprachoroidal space to treat wet age-related macular degeneration (wet AMD), diabetic retinopathy (DR) and other diseases. The Company exercised its license option in October 2019, resulting in a payment of $1.6 million to Clearside payable under the license agreement. Additionally, the Company is obligated to pay milestone fees of up to $136.0 million upon the achievement of various development and sales-based milestones, as well as royalties on net sales of licensed products using the SCS Microinjector. Clearside is responsible for supplying the SCS Microinjector to the Company to support all preclinical, clinical and commercial needs. From the inception of the agreement through December 31, 2024, the Company had incurred $3.0 million for development milestones achieved, or deemed probable of achievement, under the agreement.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s potential exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2024 and 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recorded any related liabilities.

Settlement Agreement

In the fourth quarter of 2022, the Company entered into a settlement agreement with a third party pursuant to which the Company released certain claims regarding infringement of the Company's intellectual property. In consideration for the release of claims made by the Company, the third party paid $7.5 million to the Company which was recorded as other operating income in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

9. Capitalization

As of December 31, 2024 and 2023, the authorized capital stock of the Company included 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s restated certificate of incorporation and bylaws contain the rights, preferences and privileges of the Company’s stockholders and their respective shares.

Shares of common stock reserved for future issuance were as follows (in thousands):

	As of December 31,
	2024	2023
Reserved for issuance under equity incentive plans	13,548	12,422
Reserved for issuance under employee stock purchase plan	913	1,018
Reserved for exercise of pre-funded warrants outstanding	1,325	—
	15,786	13,440

March 2024 Public Offering

In March 2024, the Company completed a public offering (March 2024 Offering) of 4,565,260 shares of its common stock at a price of $23.00 per share and 1,521,740 pre-funded warrants to purchase shares of its common stock at a price of $22.9999 per pre-funded warrant, which equaled the public offering price per share of the common stock less the $0.0001 exercise price of each pre-funded warrant. The aggregate net proceeds received by the Company from the offering were $131.1 million, net of underwriting discounts and commissions and offering expenses.

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

The Company evaluated the pre-funded warrants issued under the March 2024 Offering and concluded the warrants are indexed to the Company's common stock, meet the criteria to be classified as equity and are not subject to remeasurement. The proceeds received from the issuance of the pre-funded warrants were recorded as additional paid-in capital. The Company issued 197,000 shares of common stock upon the exercise of pre-funded warrants during the year ended December 31, 2024. As of December 31, 2024, 1,324,740 pre-funded warrants remained outstanding.

July 2023 Private Placement

In July 2023, the Company sold an aggregate of 257,466 shares of its common stock to Redmile Biopharma Investments III, L.P. (Redmile) at a purchase price of $19.42 per share, which was the closing price of the common stock on July 6, 2023 (the Private Placement). The Company received aggregate net proceeds from the Private Placement of $4.9 million, net of offering expenses. The Private Placement was conducted in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

At-the-Market Offering Programs

In September 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. (BofA) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million from time to time through BofA, acting as the Company's sales agent (the BofA ATM Program). The Company terminated the BofA ATM Program effective in November 2024. No shares of common stock were sold under the BofA ATM Program prior to its termination.

In December 2024, the Company entered into a Sales Agreement with Leerink Partners LLC (Leerink) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million from time to time through Leerink, acting as the Company's sales agent (the Leerink ATM Program). As of December 31, 2024, no shares of common stock had been sold under the Leerink ATM Program.

10. License and Collaboration Agreements

License and Royalty Revenue

As of December 31, 2024, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in one commercial product, Zolgensma, and in the development of a number of other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development of certain product candidates. Consideration to the Company under its license agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products, (v) fees for services related to the development of licensed products and (vi) other consideration payable upon optional goods and services purchased by licensees. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

License and royalty revenue consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Zolgensma royalties	$81,505	$85,319	$101,919
Other license and royalty revenue	1,823	4,923	10,805
Total license and royalty revenue	$83,328	$90,242	$112,724

Outstanding development milestone payments are evaluated each reporting period and are only included in the transaction price of each license and recognized as license revenue to the extent the milestones are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of December 31, 2024, the Company’s license agreements, excluding additional licenses that could be granted upon the exercise of options by licensees, contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $1.51 billion, including (i) $524.9 million upon the commencement of various stages of clinical trials, (ii) $113.8 million upon the submission of regulatory approval filings or upon regulatory approval of licensed products, and (iii) $870.0 million upon the achievement of specified sales targets for licensed products, including milestones payable upon the first commercial sale of licensed products. To the extent the milestone payments are realized by the Company, the Company may be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of these milestones is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

Changes in Accounts Receivable, Contract Assets and Deferred Revenue

The following table presents the balances of the Company’s net accounts receivable, contract assets and deferred revenue, as well as other information regarding revenue recognized, during the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
Accounts receivable, net, current and non-current:
Beginning of period	$25,491	$29,586	$34,701
End of period	$20,947	$25,491	$29,586

Contract assets:
Beginning of period	$—	$—	$1,074
End of period	$239	$—	$—

Deferred revenue:
Beginning of period	$148	$1,829	$3,333
End of period	$115	$148	$1,829

Revenue recognized during the period from:
Amounts included in deferred revenue at beginning of period	$148	$1,708	$3,333
Performance obligations satisfied in previous periods	$81,585	$87,152	$101,921

As of December 31, 2024, the Company had recorded deferred revenue of $0.1 million which represents consideration received or unconditionally due from licensees for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations as of December 31, 2024 consisted of development services to be performed by the Company related to licensed products, which will be satisfied as the services are performed. As of December 31, 2024, the aggregate transaction price of the Company's license agreements allocated to performance obligations not yet satisfied, or partially satisfied, was $1.1 million, which is expected to be satisfied over a period of approximately two years.

Revenue recognized from performance obligations satisfied in previous periods, as presented in the table above, was primarily attributable to Zolgensma royalties and changes in the transaction prices of the Company’s license agreements. Changes in transaction prices were primarily attributable to development milestones achieved or deemed probable of achievement during the periods which were previously not considered probable of achievement, resulting in a cumulative catch-up adjustment to revenue. Revenue recognized during the years ended December 31, 2024, 2023 and 2022 included zero, $2.0 million and zero, respectively, in cumulative catch-up adjustments for changes in the probability of achievement of development milestones.

Accounts Receivable, Contract Assets and the Allowance for Credit Losses

Accounts receivable, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Current accounts receivable:
Billed to customers	$65	$265
Unbilled Zolgensma royalties	20,106	24,128
Due from Abeona, net of present value discount	—	4,587
Other unbilled	302	397
Allowance for credit losses	—	(4,587)
Current accounts receivable, net	20,473	24,790
Non-current accounts receivable:
Other unbilled	474	701
Non-current accounts receivable, net	474	701
Total accounts receivable, net	$20,947	$25,491

The following table presents the changes in the allowance for credit losses related to accounts receivable and contract assets for the years ended December 31, 2024 and 2023 (in thousands):

	Allowance for Credit Losses
	Accounts Receivable	Contract Assets
Balance at December 31, 2022	$4,152	$—
Changes in present value discount of receivables	435	—
Balance at December 31, 2023	4,587	—
Changes in present value discount of receivables	413	—
Credit recoveries	(5,000)	—
Balance at December 31, 2024	$—	$—

The Company’s allowance for credit losses during the years ended December 31, 2024, 2023 and 2022 was related solely to accounts receivable from Abeona Therapeutics Inc. (Abeona). Please refer to the section below, "Settlement Agreement with Abeona Therapeutics", for further information regarding amounts due from Abeona and the associated allowance for credit losses.

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

The Company recognized the following amounts under the Novartis License (in thousands):

	Years Ended December 31,
	2024	2023	2022
Zolgensma royalties	$81,505	$85,319	$101,919
Other license revenue	28	—	31
Total license and royalty revenue	$81,533	$85,319	$101,950

Interest income from licensing	$123	$29	$92

As of December 31, 2024 and 2023, the Company had recorded total accounts receivable of $20.4 million and $24.3 million, respectively, from Novartis Gene Therapies under the Novartis License, which consisted primarily of Zolgensma royalties receivable. The Zolgensma royalties receivable recorded as of December 31, 2024 included $14.4 million expected to be paid to HCR in accordance with the Royalty Purchase Agreement discussed in Note 7.

Settlement Agreement with Abeona Therapeutics

In November 2021, the Company entered into a settlement agreement and mutual release with Abeona (the Settlement Agreement) related to claims associated with a license agreement between the parties which was terminated in May 2020. The Settlement Agreement resolved all arbitration and legal proceedings and mutually released each party from any and all claims under the terminated license agreement. Pursuant to the Settlement Agreement, Abeona paid the Company a total of $30.0 million as follows: (i) $20.0 million paid in November 2021, (ii) $5.0 million paid in November 2022, and (iii) $5.0 million paid in November 2024. As of December 31, 2024, all amounts due from Abeona under the Settlement Agreement had been paid in full and no further amounts were due to the Company from Abeona.

As of December 31, 2023, the Company had recorded accounts receivable of $4.6 million associated with the remaining amounts due from Abeona under the Settlement Agreement. The receivable of $4.6 million as of December 31, 2023 consisted of the $5.0 million payment due by November 2024, net of discount to present value. The Company assessed the credit risk of the receivable from Abeona as of December 31, 2023. Based on its evaluation of Abeona's credit profile and financial condition, and its expectations regarding Abeona's future cash flows and ability to satisfy the contractual obligations of the Settlement Agreement, the Company recorded an allowance for credit losses of $4.6 million as of December 31, 2023 related to the accounts receivable due from Abeona. Prior to collection, the present value discount of the Abeona receivable was accreted as interest income from licensing through the contractual due date using the effective interest method. The Company elected to record increases in the allowance for credit losses associated with the accretion of the present value discount as a reduction of the associated interest income, resulting in no interest income recognized during the periods related to the accretion of the present value discount. The Company collected the final payment of $5.0 million due from Abeona under the Settlement Agreement upon its contractual due date in November 2024. As a result of the full collection of the receivable, the Company recorded a credit recovery of $5.0 million during the year ended December 31, 2024 against the associated allowance for credit losses. No credit losses or recoveries were recorded on the Abeona receivable during the years ended December 31, 2023 and 2022.

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

As of December 31, 2024 and 2023, the transaction price of the AbbVie Collaboration Agreement was $370.0 million, which consisted solely of the up-front payment received from AbbVie in November 2021. The $370.0 million transaction price was fully recognized as revenue upon the delivery of the license to AbbVie in November 2021. Variable consideration under the AbbVie Collaboration Agreement, which has been excluded from the transaction price, includes $562.5 million in payments for development milestones that have not yet been achieved and were not considered probable of achievement. Additionally, the transaction price excludes sales-based milestone payments of $820.0 million and royalties on net sales of ABBV-RGX-314 outside the United States. Development milestones will be added to the transaction price and recognized as revenue upon achievement, or if deemed probable of achievement. In accordance with the sale- or usage-based royalty exception under ASC 606, royalties on net sales and sales-based milestones will be recognized as revenue in the period the underlying sales occur or milestones are achieved. There were no changes in the transaction price of the AbbVie Collaboration Agreement during the years ended December 31, 2024, 2023 and 2022.

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

Amounts owed to the Company for AbbVie’s share of development costs or commercialization costs incurred by the Company are recorded as a reduction of research and development expense or general and administrative expense, respectively, in the period the costs are incurred. At the end of each reporting period, the Company records a net amount due to or from AbbVie as a result of the cost-sharing arrangement. As of December 31, 2024 and 2023, the Company had recorded $11.3 million and $17.7 million, respectively, due from AbbVie for net reimbursement of costs incurred for activities performed under AbbVie Collaboration Agreement, which was included in other current assets on the consolidated balance sheets.

The Company recognized the following amounts under the AbbVie Collaboration Agreement (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net cost reimbursement to (from) AbbVie included in:
Research and development expense	$(78,316)	$(74,209)	$(19,294)
General and administrative expense	1,866	768	1,531
Total net cost reimbursement to (from) AbbVie	$(76,450)	$(73,441)	$(17,763)

Nippon Shinyaku Collaboration and License Agreement

In January 2025, the Company entered into a collaboration and license agreement with Nippon Shinyaku for the development and commercialization of RGX-121, the Company’s product candidate for the treatment of MPS II, and RGX-111, the Company's product candidate for the treatment of MPS I (the Nippon Shinyaku Collaboration Agreement). The Nippon Shinyaku Collaboration Agreement became effective in March 2025.

Pursuant to the Nippon Shinyaku Collaboration Agreement, the Company granted Nippon Shinyaku a license to develop and exclusively commercialize RGX-121 and RGX-111 in the United States and certain countries in Asia. The Company is responsible for the development of RGX-121 and RGX-111 in the United States, and Nippon Shinyaku is responsible for development in licensed territories outside the United States. The Company is responsible for the manufacturing of RGX-121 and RGX-111 for clinical development and commercial supply, and manufacturing expenses will be allocated between the parties in accordance with the terms of the Nippon Shinyaku Collaboration Agreement and supply agreements determined in accordance with the agreement. Nippon Shinyaku will be responsible, at its sole cost, for the commercialization of RGX-121 and RGX-111 in the licensed territories. The Company reserves the right to develop and commercialize RGX-121 and RGX-111 in countries outside the licensed territories.

In consideration for the rights granted and services to be performed under the Nippon Shinyaku Collaboration Agreement, Nippon Shinyaku is required to pay an up-front fee of $110.0 million to the Company following the effective date of the agreement, and the Company is eligible to receive up to $700.0 million from Nippon Shinyaku upon the achievement of specified development and sales-based milestones, of which $40.0 million are based on development milestones and $660.0 million are sales-based milestones. The Company is also eligible to receive double-digit royalties on net sales of RGX-121 and RGX-111 by Nippon Shinyaku, subject to specified offsets and reductions. The Company retains all rights to, and any proceeds related to the sale of, any priority review vouchers that may be issued upon the potential approvals of RGX-121 and RGX-111.

11. Stock-based Compensation

In September 2014, the Board of Directors adopted the 2014 Stock Plan (the 2014 Plan). In June 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (the 2015 Plan), which became effective upon the Company’s initial public offering in September 2015. The 2015 Plan replaced the 2014 Plan, and as of the effective date of the 2015 Plan, no further awards may be issued under the 2014 Plan. Any options or awards outstanding under the 2014 Plan as of the effective date of the 2015 Plan remained outstanding and effective. The number of authorized shares under the 2015 Plan automatically increases annually on the first business day of each fiscal year, by the lesser of (i) 4% of the total number of shares of common stock outstanding on December 31 of the prior year, or (ii) a number of common shares determined by the Board of Directors. As of December 31, 2024, the total number of shares of common stock authorized for issuance under the 2015 Plan and the 2014 Plan was 19,118,989, of which 1,512,367 remained available for future grants under the 2015 Plan. An additional 1,981,975 shares were authorized for issuance under the 2015 Plan effective in January 2025.

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

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Stock options	$23,518	$28,863	$34,444
Restricted stock units	14,455	10,748	5,569
Employee stock purchase plan	490	656	775
	$38,463	$40,267	$40,788

As of December 31, 2024, the Company had $59.7 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.3 years.

The Company recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Research and development	$17,985	$20,568	$21,368
General and administrative	20,478	19,699	19,420
	$38,463	$40,267	$40,788

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2023	8,581	$32.62	6.2	$7,011
Granted	2,310	$16.11
Exercised	(291)	$5.20
Cancelled or forfeited	(606)	$34.73
Outstanding at December 31, 2024	9,994	$29.48	5.9	$240
Exercisable at December 31, 2024	6,837	$34.20	4.8	$240
Vested and expected to vest at December 31, 2024	9,994	$29.48	5.9	$240

(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the years ended December 31, 2024, 2023 and 2022 was $9.98, $13.66 and $19.43, respectively. During the years ended December 31, 2024, 2023 and 2022, the total number of stock options exercised was 290,753, 222,935 and 331,912, respectively, resulting in total proceeds of $1.5 million, $1.5 million and $2.8 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $3.1 million, $2.9 million and $6.9 million, respectively.

The fair values of options granted were estimated at each grant date using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2024	2023	2022
Expected volatility	64%	65%	66%
Expected term (years)	6.0	6.0	6.0
Risk-free interest rate	4.0%	3.9%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2023	1,309	$25.89
Granted	1,217	$16.07
Vested	(395)	$27.17
Forfeited	(89)	$22.15
Unvested balance at December 31, 2024	2,042	$19.95

The total intrinsic value of restricted stock units vested during the years ended December 31, 2024, 2023 and 2022 was $6.7 million, $3.9 million and $2.2 million, respectively.

Employee Stock Purchase Plan

In June 2015, the Board of Directors adopted the 2015 ESPP, which became effective upon the Company’s initial public offering in September 2015. The number of authorized shares reserved for issuance under the 2015 ESPP automatically increases on the first business day of each fiscal year by the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Board of Directors. Unless otherwise determined by the administrator of the 2015 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. As of December 31, 2024, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 1,426,994, of which 912,964 remained available for future issuance. During the years ended December 31, 2024, 2023 and 2022, 105,400, 103,388 and 75,733 shares of common stock, respectively, were issued under the 2015 ESPP.

12. Retirement Plan

The Company sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation. The Company matches employee deferrals up to a specified percentage of eligible compensation. For the years ended December 31, 2024, 2023 and 2022, the Company incurred expenses of $3.1 million, $3.3 million and $3.0 million, respectively, for matching contributions to the 401(k) Plan.

13. Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
United States	$(227,022)	$(263,574)	$(280,341)
Foreign	(80)	(72)	(64)
Total loss before income taxes	$(227,102)	$(263,646)	$(280,405)

The components of the provision for income tax expense (benefit) were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$3
State	—	(152)	(87)
Foreign	—	—	—
Total current	—	(152)	(84)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total income tax expense (benefit)	$—	$(152)	$(84)

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (the TCJA) eliminated the option to deduct research and development expenses currently and requires taxpayers to amortize such costs over a period of five years for expenses incurred in the United States and a period of 15 years for expenses incurred outside the United States. This provision of the TCJA resulted in deferred tax assets of $122.1 million and $107.3 million as of December 31, 2024 and 2023, respectively, related to capitalized research and development expenses, net of amounts amortized to date. There was no material impact to the Company's current or deferred tax provision or operating cash flows during the years ended December 31, 2024, 2023 and 2022 as a result of this provision of the TCJA given the Company incurred net operating losses (NOLs) during the periods and has recorded a full valuation allowance against its deferred tax assets.

The Inflation Reduction Act (the IRA) was enacted in August 2022 and contains revenue-raising provisions to include a book-income alternative minimum tax and an excise tax on stock buybacks, among other provisions. Based on the thresholds established by the IRA and a review of the Company’s transactions, the enactments of the IRA did not have an impact on the Company’s income tax provision for the years ended December 31, 2024, 2023 and 2022.

The Organization for Economic Co-operation and Development (OECD) has introduced BEPS Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries have enacted corresponding legislation that is effective beginning January 1, 2024. These rules generally apply to multinational companies with consolidated revenue of at least €750.0 million in at least two of the four preceding fiscal years. Based on the revenue thresholds established in the BEPS Pillar 2 rules, these changes do not have an impact on the Company’s income tax provision for the year ended December 31, 2024.

The following table presents a reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate of 21% to income tax expense (benefit) reported in the consolidated statements of operations and comprehensive loss (in thousands):

	Years Ended December 31,
	2024	2023	2022
Federal income tax benefit at statutory rate	$(47,692)	$(55,366)	$(58,885)
State income tax benefit, net of federal tax effect	(10,715)	(14,330)	(22,743)
Research and development credits	(9,617)	(14,435)	(16,844)
Stock-based compensation	3,171	3,348	3,216
Executive compensation	2,633	2,894	1,839
Other non-deductible expenses and reconciling items	(162)	569	241
Change in corporate tax rates	3,503	4,860	(3,636)
Change in valuation allowance	58,879	72,308	96,728
Total income tax expense (benefit)	$—	$(152)	$(84)

The significant components of the Company’s net deferred tax assets were as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$105,468	$61,929
Research and development tax credits	87,030	77,178
Stock-based compensation	22,687	22,405
Lease liabilities	22,278	24,671
Liability related sale of future royalties	12,148	22,482
Capitalized research and development costs	122,082	107,302
Accruals and other	5,366	7,785
Total deferred tax assets before valuation allowance	377,059	323,752
Valuation allowance	(338,352)	(280,455)
Total deferred tax assets	38,707	43,297
Deferred tax liabilities:
Right-of-use assets	(14,293)	(16,523)
Depreciation and amortization	(24,414)	(26,774)
Total deferred tax liabilities	(38,707)	(43,297)
Net deferred tax assets	$—	$—

The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets as of December 31, 2024 and 2023. Based on the Company’s history of operating losses, and other relevant facts and circumstances, the Company concluded that it was more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its net deferred tax assets as of December 31, 2024 and 2023. The valuation allowance increased by $57.9 million and $69.3 million during the years ended December 31, 2024 and 2023, respectively. The increases in the valuation allowance during the years ended December 31, 2024 and 2023 were due primarily to research and development expenses incurred during the periods which were capitalized for tax purposes, and federal and state NOLs and research and development tax credits generated during the periods.

The following table presents the Company's U.S. federal and state NOL and tax credit carryforwards, net of unrecognized tax benefits, which may be available to offset future income tax liabilities (in thousands):

	As of December 31, 2024	Expiration Date (if not utilized)
U.S. federal NOL carryforwards	$373,599	Indefinite
U.S. federal tax credit carryforwards	$86,473	Various dates between 2037 and 2044
U.S. state NOL carryforwards	$273,319	Indefinite
U.S. state NOL carryforwards	$135,591	Various dates between 2029 and 2044
U.S. state tax credit carryforwards	$750	Various dates between 2029 and 2031

As of December 31, 2024, the Company had U.S. federal and state research and development tax credit carryforwards of approximately $87.2 million, net of unrecognized tax benefits of $0.1 million, which may be available to reduce future income tax liabilities. The calculation of these credits requires assumptions to be made by the Company to estimate qualified research expenses.

The Company conducts formal studies to document the qualified activities and expenses used to calculate these credits, however a portion of these credits may be subject to future examinations which have not yet occurred, the results of which may result in an adjustment to the Company’s credit carryforwards. The Company accounts for uncertain tax positions in accordance with the requirements of ASC 740, and recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2024 and 2023, the Company had total unrecognized tax benefits of $0.1 million and $0.1 million, respectively, which were reserved against its research and development tax credit carryforwards as uncertain tax positions. Further, a full valuation allowance has been provided against the net credit carryforwards and, if an adjustment is required upon the completion of the study, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance. If these unrecognized tax benefits were to be recognized, the impact would be offset by an adjustment to the valuation allowance, resulting in no impact on the Company’s effective tax rate. The Company expects that all of its unrecognized tax benefits as of December 31, 2024 will reverse in the next 12 months due to the expiration of the associated statute of limitations.

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

The Company and its subsidiaries file income tax returns in the United States, at the federal level and in various states, and in foreign jurisdictions. The U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2020 onward. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

14. Restructuring

In November 2023, the Company implemented a strategic pipeline prioritization and corporate restructuring designed to reduce operating expenses and prioritize the development of ABBV-RGX-314, RGX-202 for the treatment of Duchenne muscular dystrophy, and RGX-121, while pursuing strategic alternatives for the Company's other clinical stage programs. The restructuring included a reduction in workforce and other planned operating expenses, primarily in rare neurodegenerative disease development, early research and other general and administrative areas.

In connection with the restructuring, the Company implemented a reduction in workforce of approximately 15%, which was substantially completed in the fourth quarter of 2023. The Company recorded restructuring costs of $3.7 million during the year ended December 31, 2023, of which $3.0 million is included in research and development expense and $0.7 million is included in general administrative expense in the consolidated statements of operations and comprehensive loss. Restructuring costs primarily consisted of employee severance, continuing healthcare benefits and other employee-related costs. Restructuring costs associated with one-time termination benefits were recorded pursuant to ASC 420, while restructuring costs associated with ongoing benefit arrangements were recorded pursuant to ASC 712. During the year ended December 31, 2024, the Company recorded reductions in the restructuring liability of $0.4 million associated with changes in total estimated restructuring costs. As of December 31, 2024, all of the restructuring costs had been paid by the Company and no restructuring liability was recorded.

The following table presents the changes in the Company's restructuring liability (in thousands):

Restructuring Liability
Balance at December 31, 2022	$—
Restructuring charges	3,731
Cash payments	(1,925)
Balance at December 31, 2023	1,806
Cash payments	(1,370)
Other adjustments	(436)
Balance at December 31, 2024	$—

15. Related Party Transactions

From 2016 until June 2022, the Company was a party to professional services agreements with FOXKISER LLP (FOXKISER), an affiliate of certain stockholders of the Company and an affiliate of a member of the Company’s Board of Directors, pursuant to which the Company paid a fixed monthly fee in consideration for certain strategic services provided by FOXKISER. The agreement with FOXKISER was terminated effective June 2022. Expenses incurred under the agreement with FOXKISER for the year ended December 31, 2022 were $2.4 million and were recorded as research and development expenses in the consolidated statements of operations and comprehensive loss. No expenses under the agreement with FOXKISER were incurred during the years ended December 31, 2024 and 2023.

16. Net Loss Per Share

Since the Company incurred net losses for the years ended December 31, 2024, 2023 and 2022, common stock equivalents were excluded from the calculation of diluted net loss per share for such periods as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were the same for such periods. The weighted-average number of common shares outstanding used in the basic and diluted net loss per share calculations includes the weighted-average effect of pre-funded warrants to purchase shares of the Company's common stock, as the pre-funded warrants are exercisable at any time for nominal cash consideration. The following potentially dilutive common stock equivalents outstanding at the end of the period were excluded from the computations of weighted-average diluted common shares for the periods indicated as their effects would be anti-dilutive (in thousands):

	Years Ended December 31,
	2024	2023	2022
Stock options issued and outstanding	9,994	8,581	7,668
Unvested restricted stock units outstanding	2,042	1,309	613
Employee stock purchase plan	47	27	30
	12,083	9,917	8,311

17. Segment and Geographical Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s CODM, its Chief Executive Officer, views the Company’s operations and manages the business as one operating segment focused on the development and commercialization of gene therapies to treat an array of diseases. The determination of a single operating segment is consistent with the consolidated financial information regularly provided to the CODM.

The CODM reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions and allocating resources. The CODM uses net income (loss) to assess performance versus operating budgets and in the preparation of near-term and long-range operating plans to inform decisions on resource and capital allocation. The CODM reviews consolidated cash, cash equivalents and marketable securities as a measure of segment assets. As of December 31, 2024 and 2023, the Company’s cash, cash equivalents and marketable securities were $244.9 million and $314.1 million, respectively.

The following table presents information about the Company's segment revenues, significant segment expenses regularly provided to the CODM, other segment items and consolidated net income (loss) (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenues	$83,328	$90,242	$112,724
Less:
Cost of revenues	33,567	37,213	54,545
Research and development expense
Personnel	65,950	73,356	67,466
Direct development and support (a)	97,951	110,337	131,397
Facilities	11,410	11,653	10,284
Stock-based compensation	17,985	20,568	21,368
Depreciation and amortization	15,226	16,352	11,938
Total research and development expense	208,522	232,266	242,453
General and administrative expense
Personnel	20,816	22,304	21,270
Other general and administrative (b)	29,480	41,609	40,340
Facilities	4,856	3,914	3,280
Stock-based compensation	20,478	19,699	19,420
Depreciation and amortization	989	968	971
Total general and administrative expense	76,619	88,494	85,281
Other segment items (c)	8,278	4,237	(10,766)
Net loss	$(227,102)	$(263,494)	$(280,321)

(a)
Direct development and support includes external goods and services for the development of product candidates and early-stage research activities, laboratory costs, consulting, development cost reimbursement to and from collaborators and other expenses in support of research and development activities.
(b)
Other general and administrative expenses include professional and administrative services, consulting, commercial cost reimbursement to and from collaborators and other corporate overhead expenses.
(c)
Other segment items include credit losses (recoveries), impairment of long-lived assets, other operating expenses (income), interest income from licensing, investment income, interest expense and income tax benefit.

The Company’s interest income during the years ended December 31, 2024, 2023 and 2022 included interest income from licensing as presented in the consolidated statements of operations and comprehensive loss, as well as interest income from investments of $12.1 million, $9.1 million and $5.5 million, respectively, which is included within investment income in the consolidated statements of operations and comprehensive loss.

The Company’s revenues consist of license and royalty revenue. For the year ended December 31, 2024, 36%, 10% and 10% of the Company’s revenues were attributed to the United States, Germany and United Arab Emirates, respectively, and no other countries accounted for 10% or more of the Company’s revenues. For the year ended December 31, 2023, 32% of the Company’s revenues were attributed to the United States and no other countries accounted for 10% or more of the Company’s revenues. For the year ended December 31, 2022, 35% and 10% of the Company’s revenues were attributed to the United States and Germany, respectively, and no other countries accounted for 10% or more of the Company’s revenues. The country of origin for license revenue is determined based on the country of domicile of the licensee. The country of origin for royalty revenue is determined based on the location of the underlying net sales of licensed products.

The substantial majority of the Company’s assets reside in the United States.

18. Supplemental Disclosures

Other Current Assets

Other current assets consisted of the following (in thousands):

	As of December 31,
	2024	2023
Net cost reimbursement due from collaborators	$11,304	$17,745
Accrued interest on investments	1,094	1,551
Other	1,376	1,107
	$13,774	$20,403

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accrued personnel costs	$17,607	$18,146
Accrued external research and development expenses	8,998	13,762
Accrued sublicense fees and royalties	8,658	14,234
Accrued external general and administrative expenses	2,002	2,717
Accrued purchases of property and equipment	156	386
Other accrued expenses and current liabilities	649	458
	$38,070	$49,703

Supplemental Disclosures of Non-cash Investing and Financing Activities

Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities as of December 31, 2024 were $0.3 million, a net decrease of $0.1 million from December 31, 2023. Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities as of December 31, 2023 were $0.4 million, a net decrease of $2.1 million from December 31, 2022. Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities as of December 31, 2022 were $2.5 million, a net decrease of $7.5 million from December 31, 2021.

Offering expenses for at-the-market offering programs included in accounts payable and accrued expenses and other liabilities as of December 31, 2024 and 2023 were $0.2 million and less than $0.1 million, respectively. No such amounts were recorded as of December 31, 2022. During the year ended December 31, 2024, the Company derecognized $0.6 million in deferred offering costs upon the termination of the BofA ATM Program in November 2024.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

1.1	Sales Agreement dated December 9, 2024 between the Registrant and Leerink Partners LLC	8-K	1.1	12/9/24

3.1	Restated Certificate of Incorporation	8-K	3.1	6/7/21

3.2	Amended and Restated Bylaws	8-K	3.2	9/22/15

4.1	Specimen stock certificate evidencing the shares of common stock	S-1	4.1	8/17/15

4.2	Description of Securities				X

4.3	Form of Pre-funded Warrant	8-K	4.1	3/11/24

10.1	Form of Indemnity Agreement for directors and officers	S-1	10.1	8/17/15

10.2*	2014 Stock Plan, as amended	S-1	10.2	8/17/15

10.3*	2015 Equity Incentive Plan	S-1/A	10.3	9/15/15

10.4*	Form of Restricted Stock Unit Award Agreement for the 2015 Equity Incentive Plan	10-K	10.4	3/1/21

10.5*	Form of Stock Option Award Agreement for the 2015 Equity Incentive Plan	10-K	10.5	3/1/21

10.6*	2015 Employee Stock Purchase Plan	S-1/A	10.4	9/8/15

10.7*	Employment Agreement effective as of July 1, 2024 between the Registrant and Curran Simpson	10-Q	10.1	8/1/24

10.8*	Form of Employment Agreement for Executive Vice Presidents	10-K	10.9	2/27/24

10.9*	Consulting and Employment Separation Agreement effective as of July 1, 2024 between the Registration and Kenneth T. Mills	10-Q	10.2	8/1/24

10.10*	Employment Separation Agreement effective as of September 21, 2024 between the Registrant and Vittal Vasista	10-Q	10.1	11/6/24

10.11*	Consulting Agreement effective as of September 21, 2024 between the Registrant and Vittal Vasista	10-Q	10.2	11/6/24

10.12*	Compensation Program for Non-Employee Directors	10-Q	10.1	8/3/22

10.13*	Management Cash Incentive Plan	S-1	10.29	8/17/15

10.14†	License Agreement effective February 24, 2009 between the Registrant and The Trustees of the University of Pennsylvania	S-1/A	10.9	9/15/15

10.15†	First Amendment to License Agreement dated March 6, 2009 between the Registrant and The Trustees of the University of Pennsylvania	S-1	10.10	8/17/15

10.16†	Second Amendment to License Agreement effective September 9, 2014 between the Registrant and The Trustees of the University of Pennsylvania	S-1/A	10.11	9/15/15

10.17†	Third Amendment to License Agreement effective April 29, 2016 between the Registrant and The Trustees of the University of Pennsylvania	10-Q/A	10.36	12/23/16

10.18†	Fourth Amendment to License Agreement effective April 4, 2019 between the Registrant and The Trustees of the University of Pennsylvania	10-Q	10.2	5/7/19

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith
10.19†	Fifth Amendment to License Agreement effective September 11, 2020 between the Registrant and The Trustees of the University of Pennsylvania	10-Q	10.2	11/4/20

10.20†	Letter Agreement dated March 21, 2022 between the Company and the Trustees of the University of Pennsylvania	10-Q	10.1	5/4/22

10.21†	License Agreement dated March 6, 2009 between the Registrant and SmithKline Beecham Corporation d/b/a GlaxoSmithKline	S-1/A	10.12	9/15/15

10.22	Amendment to License Agreement dated April 15, 2009 between the Registrant and SmithKline Beecham Corporation d/b/a GlaxoSmithKline	S-1	10.13	8/17/15

10.23†	License Agreement dated March 21, 2014 between the Registrant and AveXis, Inc.	S-1/A	10.16	9/15/15

10.24†	First Amendment to License Agreement dated January 8, 2018 between the Registrant and AveXis, Inc.	10-K	10.24	3/6/18

10.25†	Collaboration and License Agreement dated September 10, 2021 between the Registrant and AbbVie Global Enterprises Ltd.	10-Q	10.1	11/2/21

10.26	Lease dated March 6, 2015 between the Registrant and BMR-Medical Center Drive LLC	S-1	10.26	8/17/15

10.27	First Amendment to Lease dated September 30, 2015 between the Registrant and BMR-Medical Center Drive LLC	10-K	10.31	3/3/16

10.28	Second Amendment to Lease dated November 23, 2015 between the Registrant and BMR-Medical Center Drive LLC	10-K	10.32	3/3/16

10.29	Third Amendment to Lease dated July 21, 2017 between the Registrant and BMR-Medical Center Drive LLC	10-Q	10.1	8/8/17

10.30	Fourth Amendment to Lease dated April 20, 2018 between the Registrant and BMR-Medical Center Drive LLC	10-Q	10.1	5/8/18

10.31	Fifth Amendment to Lease dated October 30, 2020 between the Registrant and ARE-Maryland No. 45, LLC, as successor in interest to BMR-Medical Center Drive LLC	10-Q	10.3	11/4/20

10.32	Lease dated November 1, 2018 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.1	11/7/18

10.33	Letter Agreement to Lease dated April 12, 2019 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.3	5/7/19

10.34	First Amendment to Lease dated April 23, 2019 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.4	5/7/19

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith
10.35	Second Amendment to Lease dated November 4, 2019 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.1	11/5/19

10.36	Third Amendment to Lease dated October 30, 2020 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.4	11/4/20

10.37†	Royalty Purchase Agreement dated December 22, 2020 between the Registrant and entities managed by Healthcare Royalty Management, LLC	10-K	10.42	3/1/21

19.1	Insider Trading Policy				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm				X

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

97.1	Compensation Clawback Policy	10-K	97.1	2/27/24

101

The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets
(ii) Consolidated Statements of Operations and Comprehensive Loss
(iii) Consolidated Statements of Stockholders’ Equity
(iv) Consolidated Statements of Cash Flows
(v) Notes to Consolidated Financial Statements

					X

104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 formatted in Inline XBRL (included in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2025.

REGENXBIO INC.

By:	/s/ Curran Simpson
Curran Simpson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curran Simpson	President, Chief Executive Officer and	March 13, 2025
Curran Simpson	Director (Principal Executive Officer)

/s/ Mitchell Chan	Chief Financial Officer	March 13, 2025
Mitchell Chan	(Principal Financial and Accounting Officer)

/s/ Kenneth T. Mills	Chairman of the Board of Directors	March 13, 2025
Kenneth T. Mills

/s/ Jean Bennett	Director	March 13, 2025
Jean Bennett

/s/ Allan M. Fox	Director	March 13, 2025
Allan M. Fox

/s/ Alexandra Glucksmann	Director	March 13, 2025
Alexandra Glucksmann

/s/ A.N. “Jerry” Karabelas	Director	March 13, 2025
A.N. “Jerry” Karabelas

/s/ George Migausky	Director	March 13, 2025
George Migausky

/s/ David C. Stump	Director	March 13, 2025
David C. Stump

/s/ Daniel Tassé	Director	March 13, 2025
Daniel Tassé

/s/ Jennifer Zachary	Director	March 13, 2025
Jennifer Zachary