Form 10-Q
period 2025-03-31
REGENXBIO Inc.
filed 2025-05-12
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, there were 50,160,352 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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
•
the impact of any government-imposed tariffs or other trade barriers on cost of goods and services, particularly related to partnered product candidates; and
•
changes in the financial markets and banking system that may affect the availability and terms on which we may obtain financing and our ability to accurately predict how long our existing cash resources will be sufficient to fund our anticipated operating expenses.

You should carefully read the factors discussed in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the factors discussed elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2024 and in our other filings with the U.S. Securities and Exchange Commission (the SEC) for additional discussion of the risks, uncertainties, assumptions and other important factors that could cause our actual results or developments to differ materially and adversely from those projected in the forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on us or our businesses or operations. Such statements are not guarantees of future performance, and actual results or developments may differ materially and adversely from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we disclaim any duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$130,104	$57,526
Marketable securities	137,765	177,161
Accounts receivable	18,192	20,473
Prepaid expenses	11,094	9,067
Other current assets	16,082	13,774
Total current assets	313,237	278,001
Marketable securities	4,858	10,179
Accounts receivable	1,208	474
Property and equipment, net	114,497	117,589
Operating lease right-of-use assets	52,112	53,716
Restricted cash	2,030	2,030
Other assets	2,987	4,000
Total assets	$490,929	$465,989
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,044	$22,798
Accrued expenses and other current liabilities	23,597	38,070
Deferred revenue	13,588	115
Operating lease liabilities	7,942	7,902
Liability related to sale of future royalties	42,560	34,309
Total current liabilities	106,731	103,194
Deferred revenue	26,297	—
Operating lease liabilities	71,906	74,131
Liability related to sale of future royalties	11,118	25,378
Other liabilities	680	3,635
Total liabilities	216,732	206,338
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at March 31, 2025 and December 31, 2024; 50,117 and 49,549 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	1,201,020	1,192,536
Accumulated other comprehensive loss	(762)	(741)
Accumulated deficit	(926,066)	(932,149)
Total stockholders’ equity	274,197	259,651
Total liabilities and stockholders’ equity	$490,929	$465,989

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
License and royalty revenue	$87,049	$15,344
Service revenue	1,963	278
Total revenues	89,012	15,622
Operating Expenses
Cost of license and royalty revenues	3,436	4,283
Research and development	53,087	54,844
General and administrative	20,347	18,291
Impairment of long-lived assets	—	2,101
Other operating expenses (income)	15	(34)
Total operating expenses	76,885	79,485
Income (loss) from operations	12,127	(63,863)
Other Income (Expense)
Interest income from licensing	25	37
Investment income	2,501	2,469
Interest expense	(8,570)	(1,973)
Total other income (expense)	(6,044)	533
Net income (loss)	$6,083	$(63,330)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net	(21)	1,200
Total other comprehensive income (loss)	(21)	1,200
Comprehensive income (loss)	$6,062	$(62,130)

Net income (loss) per share:
Basic	$0.12	$(1.38)
Diluted	$0.12	$(1.38)
Weighted-average common shares outstanding:
Basic	51,362	45,733
Diluted	51,434	45,733

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended March 31, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2024	49,549	$5	$1,192,536	$(741)	$(932,149)	$259,651
Vesting of restricted stock units, net of tax	481	—	(510)	—	—	(510)
Exercise of stock options, net of tax	40	—	150	—	—	150
Issuance of common stock under employee stock purchase plan	47	—	307	—	—	307
Stock-based compensation expense	—	—	8,537	—	—	8,537
Unrealized loss on available-for-sale securities, net	—	—	—	(21)	—	(21)
Net income	—	—	—	—	6,083	6,083
Balances at March 31, 2025	50,117	$5	$1,201,020	$(762)	$(926,066)	$274,197

	Three Months Ended March 31, 2024
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2023	44,046	$4	$1,021,214	$(4,429)	$(705,047)	$311,742
Vesting of restricted stock units, net of tax	270	—	(910)	—	—	(910)
Exercise of stock options, net of tax	135	—	884	—	—	884
Issuance of common stock under employee stock purchase plan	27	—	411	—	—	411
Issuance of common stock and pre-funded warrants upon public offering, net of transaction costs of $534	4,565	1	131,066	—	—	131,067
Stock-based compensation expense	—	—	9,602	—	—	9,602
Unrealized gain on available-for-sale securities, net	—	—	—	1,200	—	1,200
Net loss	—	—	—	—	(63,330)	(63,330)
Balances at March 31, 2024	49,043	$5	$1,162,267	$(3,229)	$(768,377)	$390,666

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$6,083	$(63,330)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation expense	8,537	9,602
Depreciation and amortization	3,955	4,180
Net accretion of discounts on marketable debt securities	(1,071)	(468)
Impairment of long-lived assets	—	2,101
Non-cash interest expense	(277)	688
Other non-cash adjustments	(10)	(71)
Changes in operating assets and liabilities
Accounts receivable	1,572	9,177
Prepaid expenses	(2,027)	930
Other current assets	(2,240)	(6,826)
Operating lease right-of-use assets	1,638	1,528
Other assets	1,013	590
Accounts payable	(3,651)	8,461
Accrued expenses and other current liabilities	(14,489)	(17,077)
Deferred revenue	39,770	(135)
Operating lease liabilities	(2,219)	(2,041)
Other liabilities	(2,955)	(2,764)
Net cash provided by (used in) operating activities	33,629	(55,455)
Cash flows from investing activities
Purchases of marketable debt securities	(19,157)	(55,190)
Maturities of marketable debt securities	64,924	68,930
Purchases of property and equipment	(1,024)	(557)
Net cash provided by investing activities	44,743	13,183
Cash flows from financing activities
Proceeds from exercise of stock options	150	884
Taxes paid related to net settlement of stock-based awards	(510)	(910)
Proceeds from issuance of common stock under employee stock purchase plan	307	411
Proceeds from public offering of common stock and pre-funded warrants, net of issuance costs	—	131,601
Offering expenses related to at-the-market offering programs	(147)	(35)
Repayments under liability related to sale of future royalties, net of imputed interest	(5,594)	(11,226)
Net cash provided by (used in) financing activities	(5,794)	120,725
Net increase in cash and cash equivalents and restricted cash	72,578	78,453
Cash and cash equivalents and restricted cash
Beginning of period	59,556	36,552
End of period	$132,134	$115,005

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

REGENXBIO Inc. (the Company) is a clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. The Company's investigational gene therapies use adeno-associated virus (AAV) vectors from its proprietary gene delivery platform (NAV Technology Platform). The NAV® Technology Platform consists of exclusive rights to a large portfolio of proprietary AAV vectors. The Company has developed a broad pipeline of gene therapy product candidates using the NAV Technology Platform as a one-time treatment to address an array of diseases. In addition to its internal product development efforts, the Company also selectively licenses the NAV Technology Platform and other intellectual property rights to other leading biotechnology and pharmaceutical companies (NAV Technology Licensees). As of March 31, 2025, the NAV Technology Platform was being applied by NAV Technology Licensees in one commercial product, Zolgensma®, and in the preclinical and clinical development of a number of other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development and commercialization of certain product candidates. The Company was formed in 2008 in the State of Delaware and is headquartered in Rockville, Maryland.

Liquidity

The Company has incurred cumulative losses since inception and as of March 31, 2025, had generated an accumulated deficit of $926.1 million. The Company's ability to transition to recurring profitability is dependent upon achieving a level of revenues adequate to support its cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability, and unless and until it does, will continue to need to raise additional capital through equity offerings, licensing and collaboration arrangements, or other non-dilutive financings. There is no assurance that the Company will be able to raise sufficient capital or obtain financing on favorable terms, or at all. The Company’s ability to continue as a going concern may be impacted by the development and potential commercialization of its product candidates and its ability to raise additional capital to fund its operations. If the Company is unable to raise capital sufficient to meet its working capital needs in the future, it may be forced to delay expenditures, reduce the scope of its development activities or make other changes to its operating plans. As of March 31, 2025, the Company had cash, cash equivalents and marketable securities of $272.7 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 13, 2025. Certain information and footnote disclosures required by GAAP, which are normally included in the Company’s annual consolidated financial statements, have been omitted pursuant to SEC rules and regulations for interim reporting. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for a fair statement of the results of operations for the periods presented.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year, any other interim periods, or any future year or period. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities for the periods presented. Management bases its estimates on historical experience and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities, and other reported amounts, that are not readily apparent from other sources. Actual results may differ materially from these estimates. Estimates are used in the following areas, among others: revenue recognition, the allowance for credit losses, accrued research and development expenses and other accrued liabilities, stock-based compensation expense, interest expense under the liability related to the sale of future royalties, income taxes and fair value measurements.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to current period financial statement presentation, including separate presentation of development service revenue in the statements of operations and comprehensive income (loss). As a result of the Company's collaboration and license agreement with Nippon Shinyaku Co., Ltd. (Nippon Shinyaku) effective in March 2025, the Company has modified the presentation of its revenues and now presents service revenues separately from license and royalty revenues. The modified presentation has been applied retrospectively to all prior periods presented. The reclassifications have no effect on previously reported financial position, results of operations and cash flows.

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

	As of March 31,
	2025	2024
Cash and cash equivalents	$130,104	$112,975
Restricted cash	2,030	2,030
Total cash and cash equivalents and restricted cash	$132,134	$115,005

Accounts Receivable

Accounts receivable primarily consist of consideration due to the Company resulting from its agreements with customers. Accounts receivable include amounts invoiced to customers as well as rights to consideration which have not yet been invoiced, including unbilled royalties and services, and for which payment is conditional solely upon the passage of time. If a licensee elects to terminate a license prior to the end of the license term, the licensed intellectual property is returned to the Company and any accounts receivable from the licensee which are not contractually payable to the Company are charged off as a reduction of revenue in the period of the termination. Accounts receivable which are not expected to be received by the Company within 12 months from the reporting date are stated net of a discount to present value and recorded as non-current assets on the consolidated balance sheets. The present value discount is recognized as a reduction of revenue in the period in which the accounts receivable are initially recorded and is accreted as interest income from licensing over the term of the receivables.

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances, and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. The Company did not record an allowance for credit losses on its accounts receivable as of March 31, 2025 and December 31, 2024.

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

The Company licenses its NAV Technology Platform and other intellectual property rights to other biotechnology and pharmaceutical companies, including collaborators for the joint development and commercialization of its product candidates. The terms of the licenses vary, and licenses may be exclusive or non-exclusive and may be sublicensable by the licensee. Licenses may grant intellectual property rights for purposes of internal and preclinical research and development only, or may include the rights, or options to obtain future rights, to commercialize drug therapies for specific diseases using the Company’s NAV Technology Platform and other licensed rights. License agreements generally have a term at least equal to the life of the underlying patents, but are terminable at the option of the licensee. Consideration payable to the Company under its license and collaboration agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products, (v) fees for services related to the development and manufacturing of licensed products and (vi) other consideration payable upon optional goods and services purchased by licensees and collaborators.

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

The Company’s license and collaboration agreements are accounted for as contracts with customers within the scope of ASC 606, with the exception of transactions for which the counterparty is determined not to be a customer. At the inception of each agreement, the Company determines the contract term for purposes of applying the requirements of ASC 606. Licenses are generally terminable at the option of the licensee with advance notice to the Company. For each license granted, the Company evaluates these termination rights to determine whether a substantive termination penalty would be incurred by the licensee upon termination. If the licensee incurs a substantive termination penalty upon termination, the contract term for revenue recognition purposes is generally equal to the stated term of the license, which is the life of the underlying licensed patents. Alternatively, if the licensee does not incur a substantive termination penalty upon termination, the contract term for revenue recognition purposes may be shorter than the stated term of the license, in which case the termination rights may be accounted for as contract renewal options.

Performance obligations under the Company’s license and collaboration agreements may include (i) the delivery of intellectual property licenses, (ii) development and manufacturing services to be performed by the Company related to licensed products and (iii) options granted to purchase additional goods and services, to the extent the options convey material rights. At the inception of each license agreement which contains performance obligations for development or other services, the Company evaluates whether the license is distinct from the services, which requires judgment. In making this determination, the Company considers, among other things, the stage of development of the licensed products and whether the services will significantly impact further development of the licensed products. If it is determined that the license is not distinct from the services, the license is combined with the services into a single performance obligation. Agreements may provide licensees and collaborators with options to purchase additional goods or other services, including options to purchase commercial supply of licensed products. Options are evaluated at the inception of the agreement to determine whether they provide material rights to the customer. In making this determination, the Company considers whether the options are priced at an incremental discount to the standalone selling price of the underlying goods or services, in which case the option is considered to be a material right. Material rights are accounted for as separate performance obligations under the current arrangement.

The Company evaluates the transaction price of its license and collaboration agreements at contract inception and at each reporting date. The transaction price includes the fixed consideration payable to the Company over the contract term, as well as any variable consideration to the extent that it is probable that a significant reversal of revenue will not occur in the future. Fixed consideration under the agreements may include up-front and annual fees payable over the contract term and fixed fees for development and other services performed by the Company. Variable consideration under the agreements may include development and sales-based milestone payments, payments for development and other services performed by the Company, sublicense fees and royalties on sales of licensed products. Consideration contingent upon the exercise of options by the customer is excluded from the transaction price and not accounted for as part of the arrangement until the option is exercised.

The transaction price of the Company's license and collaboration arrangements is allocated to the underlying performance obligations based on their relative standalone selling prices and recognized as revenue when (or as) the performance obligations are satisfied. Variable consideration payable based on services performed by the Company is allocated directly to the performance obligation for such services. Consideration allocated to performance obligations for the delivery of intellectual property licenses is recognized as license and royalty revenue in full upon the delivery of the license. Consideration allocated to performance obligations for development and manufacturing services is recognized as service revenue as the services are performed by the Company. Consideration allocated to performance obligations for material rights to purchase additional goods and services is recognized as revenue upon the satisfaction of the performance obligations underlying the optional goods and services purchased by the customer. Service revenue is recognized using a measure of progress that best reflects the pattern of satisfaction of the performance obligations. At each reporting date, the Company re-evaluates the measure of progress and adjusts service revenue on a cumulative catch-up basis to reflect its best estimate of the services performed to date versus the total services to be performed under the arrangement.

Development milestone payments are payable to the Company upon the achievement of specified development milestones. At the inception of each license agreement that contains development milestone payments, the Company evaluates whether the milestones are probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur in the future, milestone payments are included in the transaction price. Milestone payments contingent on the achievement of development milestones that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved and are excluded from the transaction price until the milestone is achieved. At each reporting date, the Company re-evaluates the probability of achievement of each outstanding development milestone and, if necessary, adjusts the transaction price for any milestones for which the probability of achievement has changed due to current facts and circumstances. The increase to the transaction price as a result of any such adjustments is then allocated to the underlying performance obligations in a manner similar to the allocation of the initial transaction price and, to the extent the performance obligations are satisfied, recognized as revenue on a cumulative catch-up basis in the period of the adjustment.

Royalties on sales of licensed products, sales-based milestone payments, including milestones payable upon first commercial sales of licensed products, and sublicense fees based on the receipt of certain fees by licensees from any sublicensees are excluded from the transaction price of each license and recognized as license and royalty revenue in the period that the related sales or sublicenses occur, provided that the associated license has been delivered to the licensee.

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

The Company receives payments from licensees and collaborators based on the billing schedules established in the associated agreements. Amounts recognized as revenue which have not yet been received from the customer are recorded as accounts receivable when the Company’s rights to the consideration are conditional solely upon the passage of time. Amounts recognized as revenue which have not yet been received from customers are recorded as contract assets when the Company’s rights to the consideration are not unconditional. Contract assets are recorded as other current assets on the consolidated balance sheets if the consideration is expected to be realized within 12 months from the reporting date, or as other assets if the consideration is expected to be realized in periods beyond 12 months from the reporting date. If a licensee elects to terminate a license prior to the end of the license term, the licensed intellectual property is returned to the Company and any consideration recorded as accounts receivable or contract assets which is not contractually payable by the licensee is charged off as a reduction of revenue in the period of the termination. Amounts received by the Company prior to the delivery of underlying performance obligations are deferred and recognized as revenue upon the satisfaction of the performance obligations by the Company. Deferred revenue which is not expected to be recognized within 12 months from the reporting date is recorded as non-current on the consolidated balance sheets.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by adjusting the weighted-average common shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of computing both basic and diluted net income (loss) per share, pre-funded warrants are considered outstanding shares upon issuance because the underlying shares may be issued for nominal consideration and are exercisable after the original issuance date. Contingently convertible shares in which conversion is based on non-market-priced contingencies are excluded from the calculations of both basic and diluted net income (loss) per share until the contingency has been fully met. For purposes of the diluted net income (loss) per share calculation, common stock equivalents are excluded from the calculation of diluted net income (loss) per share if their effect would be anti-dilutive.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting standards during the three months ended March 31, 2025 and 2024 which had a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure of an entity's effective tax rate reconciliation and requires the disclosure of income taxes paid to be disaggregated by jurisdiction. The standard is effective for the Company for annual periods beginning January 1, 2025. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. In January 2025, the FASB issued ASU 2025-01, which clarifies the effective date of ASU 2024-03 with respect to interim periods. The standard is effective for the Company for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028, with early adoption permitted. The standard may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements and related disclosures.

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2025
U.S. government and agency securities	$34,735	$3	$(16)	$34,722
Certificates of deposit	734	—	(1)	733
Corporate bonds	107,055	132	(19)	107,168
	$142,524	$135	$(36)	$142,623

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2024
U.S. government and agency securities	$44,281	$11	$(77)	$44,215
Certificates of deposit	1,466	—	(4)	1,462
Corporate bonds	141,474	234	(45)	141,663
	$187,221	$245	$(126)	$187,340

As of March 31, 2025 and December 31, 2024, no available-for-sale debt securities had remaining maturities greater than two years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of March 31, 2025 and December 31, 2024, the balance in accumulated other comprehensive loss consisted solely of unrealized gains and losses on available-for-sale debt securities, net of reclassification adjustments for realized gains and losses and income tax effects. The Company uses the aggregate portfolio approach to release the tax effects of unrealized gains and losses on available-for-sale debt securities in accumulated other comprehensive loss. Realized gains and losses from the sale or maturity of marketable securities are based on the specific identification method and are included in results of operations as investment income. The Company did not recognize any realized gains or losses on available-for-sales securities during the three months ended March 31, 2025 and 2024, and no income tax effects or reclassification adjustments were recorded in accumulated other comprehensive loss during the periods.

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2025
U.S. government and agency securities	$9,903	$(1)	$8,483	$(15)	$18,386	$(16)
Certificates of deposit	243	—	489	(1)	732	(1)
Corporate bonds	37,298	(19)	—	—	37,298	(19)
	$47,444	$(20)	$8,972	$(16)	$56,416	$(36)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
U.S. government and agency securities	$—	$—	$22,917	$(77)	$22,917	$(77)
Certificates of deposit	—	—	1,221	(4)	1,221	(4)
Corporate bonds	21,317	(45)	—	—	21,317	(45)
	$21,317	$(45)	$24,138	$(81)	$45,455	$(126)

As of March 31, 2025, available-for-sale debt securities held by the Company which were in an unrealized loss position consisted of 23 investment grade security positions. The Company has the intent and ability to hold such securities until recovery, and based on the credit quality of the issuers and low severity of each unrealized loss position relative to its amortized cost basis, the Company did not identify any credit losses associated with its available-for-sale debt securities. The Company did not record an allowance for credit losses on its available-for-sale debt securities as of March 31, 2025 or December 31, 2024, and no impairment or credit losses on available-for-sale debt securities were recorded during the three months ended March 31, 2025 and 2024.

4. Fair Value Measurements

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the fair value hierarchy discussed in Note 2 (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2025
Cash equivalents:
Money market mutual funds	$—	$103,496	$—	$103,496
Total cash equivalents	—	103,496	—	103,496
Marketable securities:
U.S. government and agency securities	—	34,722	—	34,722
Certificates of deposit	—	733	—	733
Corporate bonds	—	107,168	—	107,168
Total marketable securities	—	142,623	—	142,623
Total cash equivalents and marketable securities	$—	$246,119	$—	$246,119

	Level 1	Level 2	Level 3	Total
December 31, 2024
Cash equivalents:
Money market mutual funds	$—	$43,895	$—	$43,895
U.S. government and agency securities	—	2,498	—	2,498
Total cash equivalents	—	46,393	—	46,393
Marketable securities:
U.S. government and agency securities	—	44,215	—	44,215
Certificates of deposit	—	1,462	—	1,462
Corporate bonds	—	141,663	—	141,663
Total marketable securities	—	187,340	—	187,340
Total cash equivalents and marketable securities	$—	$233,733	$—	$233,733

Management estimates that the carrying values of its current accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Certain accounts receivable which contain non-current portions and certain non-current payables reported as other liabilities are recorded at their present values using a discount rate that is based on prevailing market rates on the date the amounts were initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be materially different from those that would be used as of March 31, 2025 to determine the present value of these instruments. Accordingly, management estimates that the carrying values of its non-current accounts receivable and other liabilities approximate the fair value of those instruments. Management estimates that the carrying value of the liability related to the sale of future royalties approximates fair value. As discussed in Note 7, the carrying value of the liability related to the sale of future royalties is based on the Company’s estimate of future royalties expected to be paid by the Company over the life of the arrangement, which are considered Level 3 inputs.

Long-lived assets, if determined to be impaired, are measured at fair value on a nonrecurring basis using Level 3 inputs. Please refer to Note 6 for further information on nonrecurring fair value measurements of long-lived assets during the three months ended March 31, 2025 and 2024.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Laboratory and manufacturing equipment	$77,505	$77,141
Computer equipment and software	4,612	4,244
Furniture and fixtures	7,032	7,031
Leasehold improvements	101,517	101,465
Total property and equipment	190,666	189,881
Accumulated depreciation and amortization	(76,169)	(72,292)
Property and equipment, net	$114,497	$117,589

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

In March 2024, the Company entered into an agreement to sublease its office space under the New York Lease (the New York Sublease) to a third-party subtenant. The sublease term commenced in April 2024 and expires in April 2027 concurrent with the expiration of the New York Lease. Monthly payments under the New York Sublease commenced in July 2024 and escalate annually in accordance with the sublease agreement. As of March 31, 2025, total undiscounted future minimum lease payments to be received by the Company over the term of the New York Sublease were $1.1 million. The Company recognized sublease income of $0.1 million and zero under the New York Sublease during the three months ended March 31, 2025 and 2024, respectively.

The New York Sublease is classified as an operating lease and the Company was not relieved of its primary obligation under the New York Lease. The Company continues to account for the New York Lease as it did prior to the commencement of the sublease.

As a result of the New York Sublease, the Company determined an impairment indicator was present as of March 31, 2024 related to the long-lived asset group subject to the sublease, which included the right-of-use asset under the New York Lease, leasehold improvements and other property and equipment allocable to the New York Sublease. The Company concluded the carrying value of the asset group as of March 31, 2024 was not recoverable, as it exceeded the sum of the estimated undiscounted cash flows to be generated by the assets over their remaining lives. The Company estimated the fair value of the asset group as of March 31, 2024 using a discounted cash flow method, which incorporated unobservable inputs including the net identifiable cash flows over the term of the New York Sublease and an estimated borrowing rate of a market participant subtenant. The estimated fair value of the asset group as of March 31, 2024 represents a Level 3 nonrecurring fair value measurement. The Company concluded the carrying value of the asset group of $3.4 million exceeded its estimated fair value of $1.3 million as of March 31, 2024. As such, the Company recognized impairment losses of $2.1 million during the three months ended March 31, 2024 on the long-lived asset group associated with the New York Sublease. The impairment losses were allocated to the various assets within the long-lived asset group based on their relative carrying values and consisted of $1.4 million recorded to the right-of-use assets and $0.7 million recorded to property and equipment. No impairment losses on long-lived assets were recorded during the three months ended March 31, 2025.

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

The Company estimates the effective interest rate used to record interest expense under the Royalty Purchase Agreement based on its estimate of future royalty payments to be received by HCR. At each reporting date, the Company reassesses its estimate of total future royalty payments to be received by HCR at the applicable Cap Amount, and prospectively adjusts the effective interest rate and amortization of the liability as necessary. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments received by HCR and changes in the Company’s forecasted royalties. The estimated interest rate in effect as of March 31, 2025 and December 31, 2024 was 66.9% and 65.5%, respectively, which was based on the amortized balance of the liability and the estimated remaining royalties to be paid to HCR under the arrangement. This interest rate is subject to adjustments in the future based on actual royalties paid to HCR and changes in the royalty forecast. As of March 31, 2025, the estimated effective interest rate over the life of the Royalty Purchase Agreement, taking into account actual royalties paid to date and the estimated remaining royalties to be paid under the arrangement, was 16.1%.

The following table presents the changes in the liability related to the sale of future royalties under the Royalty Purchase Agreement with HCR (in thousands):

Liability Related to
Sale of Future Royalties
Balance at December 31, 2024	$59,687
Zolgensma royalties paid to HCR	(14,441)
Interest expense recognized	8,432
Balance at March 31, 2025	53,678
Current portion of liability related to sale of future royalties	(42,560)
Liability related to sale of future royalties, non-current	$11,118

8. Commitments and Contingencies

GlaxoSmithKline

In March 2009, the Company entered into a license agreement, which was amended in April 2009 (as amended, the GSK License), with GlaxoSmithKline LLC (GSK) for exclusive, worldwide rights to certain patents underlying the Company’s NAV Technology Platform which are owned by The Trustees of the University of Pennsylvania (Penn) and exclusively licensed to GSK. Pursuant to the GSK License, the Company is obligated to pay GSK royalties on net sales of licensed products and sublicense fees. Additionally, the Company is obligated to reimburse GSK for certain costs incurred related to the maintenance of the licensed patents. The Company was also obligated to pay $1.5 million to GSK upon the achievement of various milestones, all of which have been achieved and paid.

In March 2022, the Company entered into a letter agreement (the Penn Letter Agreement) with Penn to buy out the Company’s obligation to pay sublicense fees under its license agreement with Penn. In connection with the execution of the Penn Letter Agreement in March 2022, the Company’s royalty obligations under the GSK License were assigned by GSK to Penn. Beginning upon the effective date of the Penn Letter Agreement in March 2022, any royalties payable by the Company under the GSK License shall be paid to Penn rather than GSK. The Company remains obligated to pay GSK sublicense fees and reimbursement of certain patent maintenance costs in accordance with the GSK License.

Expenses incurred by the Company related to the GSK License for the three months ended March 31, 2025 and 2024 were $2.9 million and $4.3 million, respectively, which include royalties on net sales of Zolgensma of $2.6 million and $4.3 million, respectively. As of March 31, 2025 and December 31, 2024, the Company had recorded $3.0 million and $6.3 million, respectively, payable under the GSK License.

The Company has been notified of a potential dispute with GSK over the amount of sublicense fees paid by the Company to GSK under the GSK License. GSK claims there has been a significant underpayment by the Company as they are entitled to a sublicense payment on all amounts received by the Company from sublicensees, including royalties, and not just amounts received for GSK's sublicensed patents. The Company disagrees with GSK's interpretation of the GSK License. The Company does not believe that a loss is probable, and no reasonable range of loss is estimable, related to this matter. No liabilities related to this matter were recorded as of March 31, 2025 and December 31, 2024.

9. Capitalization

March 2024 Public Offering

In March 2024, the Company completed a public offering (the March 2024 Offering) of 4,565,260 shares of its common stock at a price of $23.00 per share and 1,521,740 pre-funded warrants to purchase shares of its common stock at a price of $22.9999 per pre-funded warrant, which equaled the public offering price per share of the common stock less the $0.0001 exercise price of each pre-funded warrant. The aggregate net proceeds received by the Company from the offering were $131.1 million, net of underwriting discounts and commissions and offering expenses.

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

The Company evaluated the pre-funded warrants issued under the March 2024 Offering and concluded the warrants are indexed to the Company's common stock, meet the criteria to be classified as equity and are not subject to remeasurement. The proceeds received from the issuance of the pre-funded warrants were recorded as additional paid-in capital. The Company has issued 197,000 shares of common stock upon the exercise of the pre-funded warrants and as of March 31, 2025, 1,324,740 pre-funded warrants remained outstanding. No pre-funded warrants were exercised during the three months ended March 31, 2025 and 2024.

At-the-Market Offering Program

In December 2024, the Company entered into a Sales Agreement with Leerink Partners LLC (Leerink) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million from time to time through Leerink, acting as the Company's sales agent (the Leerink ATM Program). As of March 31, 2025, no shares of common stock had been sold under the Leerink ATM Program.

10. License and Collaboration Agreements

License and Collaboration Revenues

As of March 31, 2025, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in one commercial product, Zolgensma, and in the development of a number of other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development and commercialization of certain product candidates. Consideration payable to the Company under its license and collaboration agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products, (v) fees for services related to the development and manufacturing of licensed products and (vi) other consideration payable upon optional goods and services purchased by licensees and collaborators. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

Revenues earned under license and collaboration agreements consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Zolgensma royalties	$16,993	$15,214
Nippon Shinyaku licenses	69,979	—
Other license and royalty revenue	77	130
Total license and royalty revenue	87,049	15,344

Nippon Shinyaku services	1,774	—
Other service revenue	189	278
Total service revenue	1,963	278
Total revenues	$89,012	$15,622

Outstanding development milestone payments are evaluated each reporting period and are only included in the transaction price of each license to the extent the milestones are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of March 31, 2025, the Company’s license and collaboration agreements contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $2.20 billion, including (i) $549.2 million upon the commencement of various stages of clinical trials, (ii) $121.3 million upon the submission of regulatory approval filings or upon regulatory approval of licensed products and (iii) $1.53 billion upon the achievement of specified sales targets for licensed products, including milestones payable upon the first commercial sale of licensed products. To the extent the milestone payments are realized by the Company, the Company may be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of these milestones is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

Accounts Receivable, Contract Assets and Deferred Revenue

The following table presents the balances of the Company’s accounts receivable, contract assets and deferred revenue, as well as other information regarding revenue recognized, during the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Accounts receivable, net, current and non-current:
Beginning of period	$20,947	$25,491
End of period	$19,400	$16,351

Contract assets:
Beginning of period	$239	$—
End of period	$44	$—

Deferred revenue, current and non-current:
Beginning of period	$115	$148
End of period	$39,885	$13

Revenue recognized during the period from:
Amounts included in deferred revenue at beginning of period	$112	$148
Performance obligations satisfied in previous periods	$16,995	$15,268

Revenue recognized from performance obligations satisfied in previous periods, as presented in the table above, was primarily attributable to Zolgensma royalties.

As of March 31, 2025, the Company had recorded deferred revenue of $39.9 million which represents consideration received or unconditionally due from licensees and collaboration partners for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations as of March 31, 2025 consisted of (i) development services to be performed related to licensed products, which will be satisfied as the services are performed, and (ii) material rights granted to purchase commercial supply of licensed products, which will be satisfied upon delivery of the commercial supply. As of March 31, 2025, the aggregate transaction price of the Company’s license and collaboration agreements allocated to performance obligations not yet satisfied or partially satisfied was $47.6 million, primarily associated with the Company's collaboration and license agreement with Nippon Shinyaku, the substantial majority of which is expected to be satisfied over a period of approximately five years.

Accounts receivable consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Current accounts receivable:
Billed to customers	$219	$65
Unbilled Zolgensma royalties	16,993	20,106
Other unbilled	980	302
Current accounts receivable	18,192	20,473
Non-current accounts receivable:
Unbilled	1,208	474
Non-current accounts receivable	1,208	474
Total accounts receivable	$19,400	$20,947

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

The Company recognized the following amounts under the Novartis License (in thousands):

	Three Months Ended March 31,
	2025	2024
Zolgensma royalties	$16,993	$15,214
Total license and royalty revenue	$16,993	$15,214

Interest income from licensing	$10	$7

As of March 31, 2025 and December 31, 2024, the Company had recorded total accounts receivable of $17.3 million and $20.4 million, respectively, from Novartis Gene Therapies under the Novartis License, which consisted primarily of Zolgensma royalties receivable. The Zolgensma royalties receivable recorded as of March 31, 2025 included $14.4 million expected to be paid to HCR in accordance with the Royalty Purchase Agreement discussed in Note 7. The Company recognizes royalty revenue from net sales of Zolgensma in the period in which the underlying products are sold by Novartis Gene Therapies, which in certain cases may require the Company to estimate royalty revenue for periods of net sales which have not yet been reported to the Company. Estimated royalties are reconciled to actual amounts reported in subsequent periods, and any differences are recognized as an adjustment to royalty revenue in the period the royalties are reported.

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

The Company will lead the manufacturing of ABBV-RGX-314 for clinical development and U.S. commercial supply, and AbbVie will lead the manufacturing of ABBV-RGX-314 for commercial supply outside the United States. Manufacturing expenses will be allocated between the parties in accordance with the terms of the AbbVie Collaboration Agreement and mutually agreed supply agreements. If requested by AbbVie, the Company will manufacture up to a specified portion of ABBV-RGX-314 for commercial supply outside the United States at a price specified in the agreement. AbbVie will lead the commercialization of ABBV-RGX-314 globally, and the Company will participate in U.S. commercialization efforts as provided under a commercialization plan determined in accordance with the agreement. The Company and AbbVie will share equally in the net profits and net losses associated with the commercialization of ABBV-RGX-314 in the United States. Outside the United States, AbbVie will be responsible, at its sole cost, for the commercialization of ABBV-RGX-314.

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

The Company applied the requirements of ASC 606 to the AbbVie Collaboration Agreement for the units of account in which AbbVie was deemed to be a customer. The Company determined that there is only one material performance obligation under the agreement for the delivery of the intellectual property license to develop and commercialize ABBV-RGX-314 globally. The intellectual property licensed to AbbVie includes the rights to certain patents, data, know-how and other rights developed and owned by the Company, as well as other intellectual property rights exclusively licensed by the Company from various third parties. As of March 31, 2025 and December 31, 2024, the transaction price of the AbbVie Collaboration Agreement was $370.0 million, which consisted solely of the up-front payment received from AbbVie in November 2021. The $370.0 million transaction price was fully recognized as revenue upon the delivery of the license to AbbVie in November 2021. Variable consideration under the AbbVie Collaboration Agreement, which has been excluded from the transaction price, includes $562.5 million in payments for development milestones that have not yet been achieved and were not considered probable of achievement. Additionally, the transaction price excludes sales-based milestone payments of $820.0 million and royalties on net sales of ABBV-RGX-314 outside the United States. Development milestones will be added to the transaction price and recognized as revenue upon achievement, or if deemed probable of achievement. In accordance with the sale- or usage-based royalty exception under ASC 606, royalties on net sales and sales-based milestones will be recognized as revenue in the period the underlying sales occur or milestones are achieved. There were no changes in the transaction price of the AbbVie Collaboration Agreement, and no revenue was recognized, during the three months ended March 31, 2025 and 2024.

The Company applied the requirements of ASC 808 to the AbbVie Collaboration Agreement for the units of account which were deemed to be a collaborative arrangement. Both the Company and AbbVie will perform various activities related to the development, manufacturing and commercialization of ABBV-RGX-314 in the United States. Development costs are shared between the parties in accordance with the terms of the AbbVie Collaboration Agreement, and the parties will share equally in the net profits and losses derived from sales of ABBV-RGX-314 in the United States. The Company accounts for payments to and from AbbVie for the sharing of development and commercialization costs in accordance with its accounting policy for collaborative arrangements. Amounts owed to AbbVie for the Company’s share of development costs or commercialization costs incurred by AbbVie are recorded as research and development expense or general and administrative expense, respectively, in the period the costs are incurred. Amounts owed to the Company for AbbVie’s share of development costs or commercialization costs incurred by the Company are recorded as a reduction of research and development expense or general and administrative expense, respectively, in the period the costs are incurred. At the end of each reporting period, the Company records a net amount due to or from AbbVie as a result of the cost-sharing arrangement. As of March 31, 2025 and December 31, 2024, the Company had recorded $14.1 million and $11.3 million, respectively, due from AbbVie for net reimbursement of costs incurred for activities performed under AbbVie Collaboration Agreement, which was included in other current assets on the consolidated balance sheets.

The Company recognized the following amounts under the AbbVie Collaboration Agreement (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cost reimbursement to (from) AbbVie included in:
Research and development expense	$(14,681)	$(24,977)
General and administrative expense	597	402
Total net cost reimbursement to (from) AbbVie	$(14,084)	$(24,575)

Nippon Shinyaku Collaboration and License Agreement

In January 2025, the Company entered into a collaboration and license agreement with Nippon Shinyaku for the development and commercialization of RGX-121, the Company’s product candidate for the treatment of Mucopolysaccharidosis Type II (MPS II), and RGX-111, the Company's product candidate for the treatment of Mucopolysaccharidosis Type I (MPS I) (the Nippon Shinyaku Collaboration Agreement). The Nippon Shinyaku Collaboration Agreement became effective in March 2025.

Pursuant to the Nippon Shinyaku Collaboration Agreement, the Company granted Nippon Shinyaku a license to develop and exclusively commercialize RGX-121 and RGX-111 in the United States and certain countries in Asia. The Company is responsible for the development of RGX-121 and RGX-111 in the United States, and Nippon Shinyaku is responsible for development in licensed territories outside the United States. The Company is responsible for the manufacturing of RGX-121 and RGX-111 for clinical development and commercial supply, and manufacturing expenses will be allocated between the parties in accordance with the terms of the Nippon Shinyaku Collaboration Agreement and mutually agreed supply agreements. Nippon Shinyaku will be responsible, at its sole cost, for the commercialization of RGX-121 and RGX-111 in the licensed territories. The Company reserves the right to develop and commercialize RGX-121 and RGX-111 in countries outside the licensed territories. The Nippon Shinyaku Collaboration Agreement contains provisions for termination, including termination for convenience by Nippon Shinyaku.

In consideration for the rights granted and services to be performed under the Nippon Shinyaku Collaboration Agreement, Nippon Shinyaku paid the Company an up-front fee of $110.0 million upon the effective date of the agreement in March 2025 and is required to pay to the Company up to $700.0 million upon the achievement of specified development and sales-based milestones, of which $40.0 million are based on development milestones and $660.0 million are sales-based milestones. Nippon Shinyaku is also required to pay to the Company double-digit royalties on net sales of RGX-121 and RGX-111 in the licensed territories, subject to specified offsets and reductions. The Company retains all rights to, and any proceeds related to the sale of, any priority review vouchers that may be issued upon the potential approvals of RGX-121 and RGX-111.

The Company evaluated its various commitments under the Nippon Shinyaku Collaboration Agreement and identified the distinct units of account under the arrangement. For each of the distinct units of account identified, the Company determined whether the transactions should be accounted for as a contract with a customer within the scope of ASC 606 or as a collaborative arrangement within the scope of ASC 808. The Company concluded that each of the distinct units of account identified should be accounted for as revenue under ASC 606, as Nippon Shinyaku is deemed to be a customer for each of the various transactions. The Company identified the following material performance obligations under the agreement: (i) delivery of intellectual property licenses to develop and commercialize RGX-121 and RGX-111 in the United States and Asia territories, (ii) development services for RGX-121 and RGX-111 in the Unites States, including manufacturing of clinical supply and commercial supply prior to regulatory approval, and (iii) material rights granted to Nippon Shinyaku to purchase commercial supply for sales in licensed territories.

The intellectual property licensed to Nippon Shinyaku includes the rights to certain patents, data, know-how and other rights developed and owned by the Company, as well as other intellectual property rights exclusively licensed by the Company from various third parties. In determining the distinct performance obligations under the agreements, the Company concluded that the licenses granted to Nippon Shinyaku to develop and commercialize RGX-121 and RGX-111 are distinct from the other goods and services promised under the agreement, as Nippon Shinyaku can benefit from the license on a standalone basis and, based on the stage of development of the product candidates, the underlying licensed products and know-how are not expected to be significantly modified as a result of other goods and services promised under the agreement. The Company evaluated all options granted to Nippon Shinyaku under the agreement to determine whether the options represent material rights. Management concluded the options to purchase commercial supply convey material rights granted to Nippon Shinyaku, and therefore are accounted for as separate performance obligations under the current arrangement. The Company identified various promises under the Nippon Shinyaku Collaboration Agreement which were determined to be immaterial in the context of the contract and will not be accounted for as separate performance obligations.

At contract inception and as of March 31, 2025, the transaction price of the Nippon Shinyaku Collaboration Agreement included fixed consideration of $110.0 million for the up-front payment and variable consideration of $8.4 million for estimated reimbursable manufacturing costs which are deemed not to be constrained. Variable consideration which has been excluded from the transaction price includes $40.0 million in payments for development milestones that have not yet been achieved and were not considered probable of achievement, and other reimbursable manufacturing costs which are contingent on events occurring that are outside the Company’s control. The transaction price also excludes sales-based milestone payments of $660.0 million and royalties on net sales of RGX-121 and RGX-111 in the United States and Asia territories. Development milestones will be added to the transaction price upon achievement, or if deemed probable of achievement, and other variable consideration may be added to the transaction price in the future as uncertainties regarding payment of the consideration are resolved. In accordance with the sale- or usage-based royalty exception under ASC 606, royalties on net sales and sales-based milestones will be recognized as revenue in the period the underlying sales occur or milestones are achieved. There were no changes in the transaction price of the Nippon Shinyaku Collaboration Agreement between the effective date of the agreement and March 31, 2025.

The fixed transaction price of the Nippon Shinyaku Collaboration Agreement of $110.0 million was allocated to the various performance obligations based on their relative standalone selling prices, which requires significant judgment. The selling prices of the intellectual property licenses were determined based on discounted cash flow models for each of the licensed products in the respective licensed territories and were adjusted for the probability of developmental, regulatory and commercial success. Significant assumptions and judgments were required to estimate the future cash flows, discount rates and probabilities of success for each of the licensed products and territories. The selling prices of development services and commercial supply were determined based on the expected cost plus a reasonable margin. The selling prices of the material rights to purchase commercial supply were determined based on the incremental discount to the standalone selling prices of the commercial supply and were adjusted to take into account the likelihood of exercise of the material rights. Significant assumptions and judgments were required to estimate the future costs of development and manufacturing, an appropriate margin for such services, and the likelihood of exercise of the material rights to purchase commercial supply based on anticipated demand and risks. The $8.4 million of variable consideration included in the transaction price is allocated directly to performance obligations for development services related to the manufacturing of commercial supply prior to regulatory approval since the consideration is directly associated with reimbursement of such costs. Consideration contingent upon the future exercise of options to purchase commercial supply is excluded from the transaction price until exercised.

The portion of the $110.0 million fixed transaction price allocated to the delivery of the intellectual property licenses was recognized as license and royalty revenue upon the delivery of the license to Nippon Shinyaku in March 2025. The portion of the fixed transaction price allocated to development services will be recognized as service revenue as the services are performed using an input method based on costs incurred versus total estimated costs to perform the services, which is re-assessed at each reporting date. The portion of the fixed transaction price allocated to material rights to purchase commercial supply will be recognized as revenue proportionally with the total expected commercial supply revenue expected to be recognized under the arrangement, which is re-assessed at each reporting date. Commercial supply revenue will be recognized as revenue upon delivery to Nippon Shinyaku, or otherwise upon transfer of control to Nippon Shinyaku as defined in the associated supply agreements.

The Company recognized the following amounts under the Nippon Shinyaku Collaboration Agreement (in thousands):

	Three Months Ended March 31,
	2025	2024
License and royalty revenue	$69,979	$—
Service revenue	1,774	—
Total revenues	$71,753	$—

As of March 31, 2025, the Company had recorded total accounts receivable of $1.5 million for reimbursement of manufacturing-related development costs under the Nippon Shinyaku Collaboration Agreement, of which $0.8 million was included in current assets and $0.8 million was included in non-current assets. As of March 31, 2025, the Company had recorded total deferred revenue of $39.8 million for development services and material rights which have not yet been satisfied under the Nippon Shinyaku Collaboration Agreement, of which $13.5 million was included in current liabilities and $26.3 million was included in non-current liabilities.

11. Stock-based Compensation

Effective in January 2025, an additional 1,981,975 shares were authorized for issuance under the 2015 Equity Incentive Plan (the 2015 Plan). As of March 31, 2025, the total number of shares of common stock authorized for issuance under the 2015 Plan and the 2014 Stock Plan (the 2014 Plan) was 21,100,964, of which 844,832 remained available for future grants under the 2015 Plan.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	$4,707	$5,978
Restricted stock units	3,668	3,447
Employee stock purchase plan	162	177
	$8,537	$9,602

As of March 31, 2025, the Company had $65.8 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.5 years.

The Company recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$3,947	$4,893
General and administrative	4,590	4,709
	$8,537	$9,602

Stock Options

The following table summarizes stock option activity under the 2014 Plan and 2015 Plan (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2024	9,994	$29.48	5.9	$240
Granted	2,032	$7.85
Exercised	(40)	$3.76
Cancelled or forfeited	(156)	$22.09
Outstanding at March 31, 2025	11,830	$25.95	6.4	$84
Exercisable at March 31, 2025	7,388	$33.26	4.8	$70
Vested and expected to vest at March 31, 2025	11,830	$25.95	6.4	$84

(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2025 was $4.90. During the three months ended March 31, 2025, the total number of stock options exercised was 39,952, resulting in total proceeds of $0.2 million. The total intrinsic value of options exercised during the three months ended March 31, 2025 was $0.2 million.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2015 Plan (in thousands, except per share data):

		Weighted-average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2024	2,042	$19.95
Granted	894	$7.84
Vested	(546)	$23.06
Forfeited	(55)	$19.01
Unvested balance at March 31, 2025	2,335	$14.61

The total intrinsic value of restricted stock units vested during the three months ended March 31, 2025 was $4.2 million.

Employee Stock Purchase Plan

As of March 31, 2025, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 1,426,994, of which 866,258 remained available for future issuance. During the three months ended March 31, 2025, 46,706 shares of common stock were issued under the 2015 ESPP.

12. Income Taxes

The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets as of March 31, 2025 and December 31, 2024. Based on the Company’s history of operating losses, and other relevant facts and circumstances, the Company concluded that it was more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its net deferred tax assets as of March 31, 2025 and December 31, 2024.

13. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Basic net income (loss) per share:
Net income (loss)	$6,083	$(63,330)
Shares used in computation:
Weighted-average common shares outstanding	51,362	45,733
Basic net income (loss) per share	$0.12	$(1.38)

Diluted net income (loss) per share:
Net income (loss)	$6,083	$(63,330)
Shares used in computation:
Weighted-average common shares outstanding	51,362	45,733
Stock options	26	—
Restricted stock units	25	—
Employee stock purchase plan	21	—
Weighted-average diluted common shares	51,434	45,733
Diluted net income (loss) per share	$0.12	$(1.38)

For periods in which the Company incurred net losses, common stock equivalents were excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were the same for such periods. The weighted-average number of common shares outstanding used in the basic and diluted net income (loss) per share calculations includes the weighted-average effect of pre-funded warrants to purchase shares of the Company's common stock, as the pre-funded warrants are exercisable at any time for nominal cash consideration. The following potentially dilutive common stock equivalents outstanding at the end of the period were excluded from the computations of weighted-average diluted common shares for the periods indicated as their effects would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options issued and outstanding	11,809	9,559
Unvested restricted stock units outstanding	2,286	1,688
Employee stock purchase plan	—	45
	14,095	11,292

14. Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s CODM, its Chief Executive Officer, views the Company’s operations and manages the business as one operating segment focused on the development and commercialization of gene therapies to treat an array of diseases. The determination of a single operating segment is consistent with the consolidated financial information regularly provided to the CODM

The CODM reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions and allocating resources. The CODM uses net income (loss) to assess performance versus operating budgets and in the preparation of near-term and long-range operating plans to inform decisions on resource and capital allocation. The CODM reviews consolidated cash, cash equivalents and marketable securities as a measure of segment assets. As of March 31, 2025 and December 31, 2024, the Company’s cash, cash equivalents and marketable securities were $272.7 million and $244.9 million, respectively.

The following table presents information about the Company's segment revenues, significant segment expenses regularly provided to the CODM, other segment items and consolidated net income (loss) (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$89,012	$15,622
Less:
Cost of license and royalty revenues	3,436	4,283
Research and development expense
Personnel	18,643	17,060
Direct development and support (a)	24,017	26,033
Facilities	2,768	2,917
Stock-based compensation	3,947	4,893
Depreciation and amortization	3,712	3,941
Total research and development expense	53,087	54,844
General and administrative expense
Personnel	5,964	5,318
Other general and administrative (b)	8,220	6,992
Facilities	1,330	1,033
Stock-based compensation	4,590	4,709
Depreciation and amortization	243	239
Total general and administrative expense	20,347	18,291
Other segment items (c)	(6,059)	(1,534)
Net income (loss)	$6,083	$(63,330)

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

(c)
Other segment items include impairment of long-lived assets, other operating expenses (income), interest income from licensing, investment income and interest expense.

The Company’s interest income during the three months ended March 31, 2025 and 2024 included interest income from licensing as presented in the consolidated statements of operations and comprehensive income (loss), as well as interest income from investments of $2.5 million and $2.5 million, respectively, which is included within investment income in the consolidated statements of operations and comprehensive income (loss).

The substantial majority of the Company’s assets reside in the United States.

15. Supplemental Disclosures

Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Net cost reimbursement due from AbbVie	$14,082	$11,304
Accrued interest on investments	965	1,094
Other	1,035	1,376
	$16,082	$13,774

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued personnel costs	$8,534	$17,607
Accrued external research and development expenses	6,332	8,998
Accrued sublicense fees and royalties	6,183	8,658
Accrued external general and administrative expenses	1,734	2,002
Accrued purchases of property and equipment	35	156
Other	779	649
	$23,597	$38,070

Supplemental Disclosures of Non-cash Investing and Financing Activities

Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities were $0.2 million as of March 31, 2025, a net decrease of $0.2 million from December 31, 2024, and $0.2 million as of March 31, 2024, a net decrease of $0.2 million from December 31, 2023.

Offering expenses for at-the-market offering programs included in accounts payable and accrued expenses and other current liabilities were $0.1 million and $0.1 million as of March 31, 2025 and 2024, respectively.

Issuance costs for the public offering of common stock and pre-funded warrants included in accounts payable and accrued expenses and other current liabilities as of March 31, 2024 were $0.5 million. No such amounts were recorded as of March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which we filed with the SEC on March 13, 2025. In addition, you should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

AFFINITY DUCHENNE® is a multicenter, open-label Phase I/II/III trial to evaluate the safety, tolerability and clinical efficacy of a one-time intravenous dose of RGX-202 in patients with Duchenne aged one and older. The initiation of the pivotal study as well as positive interim safety and efficacy data from the Phase I/II portion of the study were announced in November 2024. These data included positive biomarker data from the first nine patients, which demonstrated consistent, robust microdystrophin and transduction, as well as positive initial functional data. In March 2025, we presented additional positive Phase I/II biomarker data, including the first biomarker data from the cohort of patients aged 1-3, at the 2025 Muscular Dystrophy Association Clinical & Scientific Conference.

As of May 2025, the pivotal study was beyond 50% enrolled. We expect to complete enrollment in the study in 2025, share top line data in the first half of 2026 and submit a Biologics License Application (BLA) under the accelerated approval pathway in mid-2026. We also expect to share additional efficacy and safety data from the Phase I/II study, including additional functional data, in the first half of 2025.

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

In February 2024, we announced that, in the pivotal phase of the Phase I/II/III CAMPSIITE® trial, RGX-121 achieved its primary endpoint, a reduction in cerebrospinal fluid Heparan sulfate levels of D2S6, a biomarker indicative of brain disease activity, with statistical significance. In September 2024, we announced positive data from the pivotal dose level of RGX-121 demonstrating long-term systemic effect. We plan to use levels of cerebrospinal fluid Heparan sulfate D2S6 as a surrogate endpoint reasonably likely to predict clinical benefit for accelerated approval. A BLA for RGX-121 seeking accelerated approval was submitted to the FDA in March 2025, which we believe is likely to be eligible for priority review. We expect potential FDA approval of RGX-121 in the second half of 2025.

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

In November 2023, future development of RGX-111 was halted as a result of a strategic pipeline prioritization and corporate restructuring. Prior to that announcement, RGX-111 demonstrated to be well tolerated and indicated encouraging biomarker and neurodevelopmental results in a Phase I/II study. Efforts to continue development of RGX-111 as part of the strategic partnership with Nippon Shinyaku are ongoing.

Collaboration and License Agreement with AbbVie

In September 2021, we entered into a collaboration and license agreement with AbbVie Global Enterprises Ltd. (AbbVie), a subsidiary of AbbVie Inc., to jointly develop and commercialize ABBV-RGX-314 (the AbbVie Collaboration Agreement). Pursuant to the AbbVie Collaboration Agreement, both we and AbbVie are active participants in the development of ABBV-RGX-314 and development expenses are shared between the parties in accordance with the agreement. The Company will lead the manufacturing of ABBV-RGX-314 for clinical development and U.S. commercial supply, and AbbVie will lead the global commercialization of ABBV-RGX-314. We received an up-front fee of $370.0 million from AbbVie upon the effective date of the AbbVie Collaboration Agreement in November 2021, and we are eligible to receive up to $1.38 billion from AbbVie upon the achievement of specified development and sales-based milestones. Additionally, the parties will share equally in the net profits and net losses associated with the commercialization of ABBV-RGX-314 in the United States, and we are eligible to receive tiered royalties on net sales by AbbVie of ABBV-RGX-314 outside the United States. For additional information regarding the AbbVie Collaboration Agreement, please refer to Note 10, “License and Collaboration Agreements—AbbVie Collaboration and License Agreement” to the accompanying unaudited consolidated financial statements.

Collaboration and License Agreement with Nippon Shinyaku

In January 2025, we entered into a collaboration and license agreement with Nippon Shinyaku Co., Ltd. (Nippon Shinyaku) for the development and commercialization of RGX-121 and RGX-111 (the Nippon Shinyaku Collaboration Agreement). Pursuant to the Nippon Shinyaku Collaboration Agreement, we are responsible for the development of RGX-121 and RGX-111 in the United States, and Nippon Shinyaku is responsible for development in licensed territories outside the United States. We are responsible for the manufacturing of RGX-121 and RGX-111 for clinical development and commercial supply, and manufacturing expenses will be allocated between the parties in accordance with the terms of the Nippon Shinyaku Collaboration Agreement. Nippon Shinyaku is responsible, at its sole cost, for the commercialization of RGX-121 and RGX-111 in the licensed territories. Under the terms of the Nippon Shinyaku Collaboration Agreement, we received an up-front payment of $110.0 million from Nippon Shinyaku following the effective date of the agreement in March 2025 and are eligible to receive up to $700.0 million from Nippon Shinyaku upon the achievement of specified development and sales-based milestones. We are also eligible to receive double-digit royalties on net sales of RGX-121 and RGX-111 by Nippon Shinyaku, subject to specified offsets and reductions. We retain all rights to, and any proceeds related to the sale of, any priority review vouchers that may be issued upon the potential approvals of RGX-121 and RGX-111.

We recognized $71.8 million of revenue under the Nippon Shinyaku Collaboration Agreement in the first quarter of 2025. For additional information regarding the agreement with Nippon Shinyaku, please refer to Note 10, “License and Collaboration Agreements—Nippon Shinyaku Collaboration and License Agreement” to the accompanying unaudited consolidated financial statements.

Overview of Our NAV Technology Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform and other intellectual property rights to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of March 31, 2025, our NAV Technology Platform was being applied in one commercial product, Zolgensma®, and the preclinical and clinical development of a number of other licensed products. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform and creating potential additional revenue opportunities.

Financial Overview

Revenues

Our revenues to date consist primarily of revenue generated from the licensing of our NAV Technology Platform and other intellectual property rights to NAV Technology Licensees and collaborators. We have not generated any revenues from commercial sales of our own products. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval and adequate labeling, our ability to generate future revenues will be materially compromised.

We license our NAV Technology Platform and other intellectual property rights to other biotechnology and pharmaceutical companies, including collaborators for the joint development and commercialization of our product candidates. The terms of the licenses vary, and licenses may be exclusive or non-exclusive and may be sublicensable by the licensee. Licenses may grant intellectual property rights for purposes of internal and preclinical research and development only, or may include the rights, or options to obtain future rights, to commercialize drug therapies for specific diseases using the NAV Technology Platform and other licensed rights. License agreements generally have a term at least equal to the life of the underlying patents, but are terminable at the option of the licensee. Consideration to the Company under our license and collaboration agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products, (v) fees for services related to the development and manufacturing of licensed products and (vi) other consideration payable upon optional goods and services purchased by licensees and collaborators.

Future revenues under our license and collaboration arrangements are dependent on the successful development and commercialization of licensed products, which is uncertain, and revenues may fluctuate significantly from period to period. Additionally, we may never receive consideration under our license or collaboration agreements that is contemplated on optional goods and services, development and sales-based milestones, royalties on sales of licensed products or sublicense fees, given the contingent nature of these payments. Our revenues are concentrated among a low number of licensees and collaborators and the arrangements are terminable at the option of the counterparty. The termination of our license and collaborations arrangements may materially impact the amount of revenue we recognize in future periods.

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

Operating Expenses

Our operating expenses consist primarily of cost of license and royalty revenues, research and development expenses and general and administrative expenses. Personnel costs including salaries, wages, benefits, bonuses and stock-based compensation expense, comprise a significant component of research and development and general and administrative expenses. We allocate indirect expenses associated with our facilities, information technology costs, depreciation and other overhead costs between research and development and general and administrative categories based on employee headcount and the nature of work performed by each employee or using other reasonable allocation methodologies.

Cost of License and Royalty Revenues

Our cost of license and royalty revenues consists primarily of upstream fees due to our licensors as a result of revenue generated from the licensing of our NAV Technology Platform and other intellectual property rights, including sublicense fees and royalties on net sales of licensed products. Sublicense fees are based on a percentage of license fees received by us from licensees and are recognized in the period that the underlying license revenue is recognized. Royalties are based on a percentage of net sales of licensed products by licensees and are recognized in the period that the underlying sales occur. Future costs of revenues are uncertain due to the nature of our license agreements and significant fluctuations in cost of license and royalty revenues may occur from period to period.

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

We expect to continue to incur significant research and development expenses for the foreseeable future as we continue the development of our product candidates and engage in early research and development for prospective product candidates and new technologies. The following table summarizes our research and development expenses incurred during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024*
Direct Expenses
ABBV-RGX-314	$8,563	$9,143
RGX-202	4,508	3,034
RGX-121	3,474	4,330
Other product candidates	791	2,353
Total direct expenses	17,336	18,860
Unallocated Expenses
Platform and early research	6,681	7,173
Personnel	18,643	17,060
Facilities	2,768	2,917
Stock-based compensation	3,947	4,893
Depreciation and amortization	3,712	3,941
Total unallocated expenses	35,751	35,984
Total research and development	$53,087	$54,844

* Certain amounts reported in prior years have been reclassified to conform to the current year's presentation.

Direct expenses related to the development of ABBV-RGX-314 for the three months ended March 31, 2025 and 2024 include $14.7 million and $25.0 million, respectively, in net cost reimbursement from AbbVie under our eye care collaboration, which were recorded as a reduction of research and development expenses. Net cost reimbursement from AbbVie includes reimbursement of personnel and overhead costs attributable to the development of ABBV-RGX-314, the underlying costs of which are reported as unallocated expenses in the table above. We typically utilize our employee and infrastructure resources across our development programs. As a result, we generally do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs.

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

Our significant accounting policies are fully described in Note 2 to the accompanying unaudited consolidated financial statements and in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. Other than the accounting policies described below, there have been no significant changes in our critical accounting policies and estimates since December 31, 2024.

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

We license our NAV Technology Platform and other intellectual property rights to other biotechnology and pharmaceutical companies, including collaborators for the joint development and commercialization of our product candidates. The terms of the licenses vary, and licenses may be exclusive or non-exclusive and may be sublicensable by the licensee. Licenses may grant intellectual property rights for purposes of internal and preclinical research and development only, or may include the rights, or options to obtain future rights, to commercialize drug therapies for specific diseases using the NAV Technology Platform and other licensed rights. License agreements generally have a term at least equal to the life of the underlying patents, but are terminable at the option of the licensee. Consideration payable to us under our license and collaboration agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products, (v) fees for services related to the development and manufacturing of licensed products and (vi) other consideration payable upon optional goods and services purchased by licensees and collaborators.

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

Our license and collaboration agreements are accounted for as contracts with customers within the scope of ASC 606, with the exception of transactions for which the counterparty is determined not to be a customer. At the inception of each agreement, we determine the contract term for purposes of applying the requirements of ASC 606. Licenses are generally terminable at the option of the licensee with advance notice to us. For each license granted, we evaluate these termination rights to determine whether a substantive termination penalty would be incurred by the licensee upon termination. If the licensee incurs a substantive termination penalty upon termination, the contract term for revenue recognition purposes is generally equal to the stated term of the license, which is the life of the underlying licensed patents. Alternatively, if the licensee does not incur a substantive termination penalty upon termination, the contract term for revenue recognition purposes may be shorter than the stated term of the license, in which case the termination rights may be accounted for as contract renewal options.

Performance obligations under our license and collaboration agreements may include (i) the delivery of intellectual property licenses, (ii) development and manufacturing services to be performed by us related to licensed products and (iii) options granted to purchase additional goods and services, to the extent the options convey material rights. At the inception of each license agreement which contains performance obligations for development or other services, we evaluate whether the license is distinct from the services, which requires judgment. In making this determination, we consider, among other things, the stage of development of the licensed products and whether the services will significantly impact further development of the licensed products. If it is determined that the license is not distinct from the services, the license is combined with the services into a single performance obligation. Agreements may provide licensees and collaborators with options to purchase additional goods or other services, including options to purchase commercial supply of licensed products. Options are evaluated at the inception of the agreement to determine whether they provide material rights to the customer. In making this determination, we consider whether the options are priced at an incremental discount to the standalone selling price of the underlying goods or services, in which case the option is considered to be a material right. Material rights are accounted for as separate performance obligations under the current arrangement.

We evaluate the transaction price of our license and collaboration agreements at contract inception and at each reporting date. The transaction price includes the fixed consideration payable to us over the contract term, as well as any variable consideration to the extent that it is probable that a significant reversal of revenue will not occur in the future. Fixed consideration under the agreements may include up-front and annual fees payable to us over the contract term and fixed fees for development and other services. Variable consideration under the agreements may include development and sales-based milestone payments, payments for development and other services, sublicense fees and royalties on sales of licensed products. Consideration contingent upon the exercise of options by the customer is excluded from the transaction price and not accounted for as part of the arrangement until the option is exercised.

The transaction price of our license and collaboration arrangements is allocated to the underlying performance obligations based on their relative standalone selling prices and recognized as revenue when (or as) the performance obligations are satisfied. Variable consideration payable based on services performed is allocated directly to the performance obligation for such services. Consideration allocated to performance obligations for the delivery of intellectual property licenses is recognized as license and royalty revenue in full upon the delivery of the license. Consideration allocated to performance obligations for development and manufacturing services is recognized as service revenue as we perform the services. Consideration allocated to performance obligations for material rights to purchase additional goods and services is recognized as revenue upon the satisfaction of the performance obligations underlying the optional goods and services purchased by the customer. Service revenue is recognized using a measure of progress that best reflects the pattern of satisfaction of the performance obligations. At each reporting date, we re-evaluate the measure of progress and adjust service revenue on a cumulative catch-up basis to reflect our best estimate of the services performed to date versus the total services to be performed under the arrangement.

Development milestone payments are payable to us upon the achievement of specified development milestones. At the inception of each license agreement that contains development milestone payments, we evaluate whether the milestones are probable of achievement and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur in the future, milestone payments are included in the transaction price. Milestone payments contingent on the achievement of development milestones that are not within our control or the control of the licensee, such as regulatory approvals, are not considered probable of being achieved and are excluded from the transaction price until the milestone is achieved. At each reporting date, we re-evaluate the probability of achievement of each outstanding development milestone and, if necessary, adjust the transaction price for any milestones for which the probability of achievement has changed due to current facts and circumstances. The increase to the transaction price as a result of any such adjustments is then allocated to the underlying performance obligations in a manner similar to the allocation of the initial transaction price and, to the extent the performance obligations are satisfied, recognized as revenue on a cumulative catch-up basis in the period of the adjustment.

Royalties on sales of licensed products, sales-based milestone payments, including milestones payable upon first commercial sales of licensed products, and sublicense fees based on the receipt of certain fees by licensees from any sublicensees are excluded from the transaction price of each license and recognized as license and royalty revenue in the period that the related sales or sublicenses occur, provided that the associated license has been delivered to the licensee.

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

We receive payments from licensees and collaborators based on the billing schedules established in the associated agreements. Amounts recognized as revenue which have not yet been received from the customer are recorded as accounts receivable when our rights to the consideration are conditional solely upon the passage of time. Amounts recognized as revenue which have not yet been received from customers are recorded as contract assets when our rights to the consideration are not unconditional. Contract assets are recorded as other current assets on the consolidated balance sheets if the consideration is expected to be realized within 12 months from the reporting date, or as other assets if the consideration is expected to be realized in periods beyond 12 months from the reporting date. If a licensee elects to terminate a license prior to the end of the license term, the licensed intellectual property is returned to us and any consideration recorded as accounts receivable or contract assets which is not contractually payable by the licensee is charged off as a reduction of revenue in the period of the termination. Amounts received by us prior to the delivery of underlying performance obligations are deferred and recognized as revenue upon the satisfaction of the performance obligations. Deferred revenue which is not expected to be recognized within 12 months from the reporting date is recorded as non-current on the consolidated balance sheets.

Results of Operations

Our consolidated results of operations were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Revenues
License and royalty revenue	$87,049	$15,344	$71,705
Service revenue	1,963	278	1,685
Total revenues	89,012	15,622	73,390
Operating Expenses
Cost of license and royalty revenues	3,436	4,283	(847)
Research and development	53,087	54,844	(1,757)
General and administrative	20,347	18,291	2,056
Impairment of long-lived assets	—	2,101	(2,101)
Other operating expenses (income)	15	(34)	49
Total operating expenses	76,885	79,485	(2,600)
Income (loss) from operations	12,127	(63,863)	75,990
Other Income (Expense)
Interest income from licensing	25	37	(12)
Investment income	2,501	2,469	32
Interest expense	(8,570)	(1,973)	(6,597)
Total other income (expense)	(6,044)	533	(6,577)
Net income (loss)	$6,083	$(63,330)	$69,413

Comparison of the Three Months Ended March 31, 2025 and 2024

License and Royalty Revenue. License and royalty revenue increased by $71.7 million, from $15.3 million for the three months ended March 31, 2024 to $87.0 million for the three months ended March 31, 2025. The increase was primarily attributable to $70.0 million of non-recurring license revenue recognized under our collaboration with Nippon Shinyaku in the first quarter of 2025.

Service Revenue. Service revenue increased by $1.7 million, from $0.3 million for the three months ended March 31, 2024 to $2.0 million for the three months ended March 31, 2025. The increase was primarily attributable to $1.8 million of development service revenue recognized under our collaboration with Nippon Shinyaku in the first quarter of 2025.

Research and Development Expense. Research and development expenses decreased by $1.8 million, from $54.8 million for the three months ended March 31, 2024 to $53.1 million for the three months ended March 31, 2025. The decrease was primarily attributable to a $4.1 million decrease in costs associated with clinical trial activities, largely driven by clinical trial expenses for ABBV-RGX-314 and RGX-121 pivotal trials, and a $1.4 million decrease in preclinical activities and other early-stage research and development. The decrease in research and development expenses was partially offset by an increase of $3.2 million in manufacturing-related expenses and other clinical supply costs for our lead product candidates.

General and Administrative Expense. General and administrative expenses increased by $2.1 million, from $18.3 million for the three months ended March 31, 2024 to $20.3 million for the three months ended March 31, 2025. The increase was primarily attributable to personnel-related costs for general and administrative personnel, professional services and consulting fees, including legal and other corporate advisory services, and other corporate overhead expenses.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $272.7 million, which were primarily derived from the sale of our common stock and pre-funded warrants in March 2024 and the up-front payment received under the Nippon Shinyaku Collaboration Agreement in March 2025, as described below. We expect that our cash, cash equivalents and marketable securities as of March 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements, and are sufficient to meet our financial commitments and obligations, for at least the next 12 months from the date of this report based on our current business plan.

In January 2025, we entered into the Nippon Shinyaku Collaboration Agreement for the development and commercialization of RGX-121 and RGX-111 in the United States and certain countries in Asia. Pursuant the Nippon Shinyaku Collaboration Agreement, we received an up-front payment of $110.0 million following the effective date of the agreement in March 2025 and are eligible to receive up to $700.0 million upon the achievement of specified development and sales-based milestones. We are also eligible to receive double-digit royalties on net sales of RGX-121 and RGX-111 by Nippon Shinyaku, subject to specified offsets and reductions.

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

At-the-Market Offering Program

In December 2024, we entered into a Sales Agreement with Leerink Partners LLC (Leerink) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through Leerink, acting as our sales agent (the Leerink ATM Program). As of March 31, 2025, no shares of common stock had been sold under the Leerink ATM Program. We intend to use proceeds obtained from the sale of shares under the Leerink ATM Program, if any, for general corporate purposes.

Cash Flows

Our consolidated cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$33,629	$(55,455)
Net cash provided by investing activities	44,743	13,183
Net cash provided by (used in) financing activities	(5,794)	120,725
Net increase in cash and cash equivalents and restricted cash	$72,578	$78,453

Cash Flows from Operating Activities

Our net cash provided by operating activities for the three months ended March 31, 2025 increased by $89.1 million from the three months ended March 31, 2024, largely as a result of the $110.0 million up-front fee received from Nippon Shinyaku in March 2025. We expect to continue to incur regular net cash outflows from operations for the foreseeable future as we continue the development and advancement of our product candidates and other research programs.

For the three months ended March 31, 2025, our net cash provided by operating activities of $33.6 million consisted of net income of $6.1 million, adjustments for non-cash items of $11.1 million and favorable changes in operating assets and liabilities of $16.4 million. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $8.5 million and depreciation and amortization expense of $4.0 million, partially offset by the accretion of discounts on marketable debt securities during the period. The changes in operating assets and liabilities include an increase of $39.8 million in deferred revenue, which was driven primarily by the deferred portion of the $110.0 million up-front payment received under our collaboration with Nippon Shinyaku in the first quarter of 2025. The favorable changes in operating assets and liabilities were partially offset by a decrease in total accounts payable and accrued expenses and other current liabilities of $18.1 million, which was largely driven by decreases in accrued personnel-related expenses, royalties and external research and development services, as well as a total increase in prepaid expenses and other current assets of $4.3 million, which was driven primarily by increases in prepaid software licenses and net cost reimbursement due from AbbVie under our ABBV-RGX-314 collaboration. Other changes in operating working capital occurred in the normal course of business.

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

Cash Flows from Investing Activities

For the three months ended March 31, 2025, our net cash provided by investing activities consisted of $64.9 million in maturities of marketable debt securities, offset by $19.2 million used to purchase marketable debt securities and $1.0 million used to purchase property and equipment.

For the three months ended March 31, 2024, our net cash provided by investing activities consisted of $68.9 million in maturities of marketable debt securities, offset by $55.2 million used to purchase marketable debt securities and $0.6 million used to purchase property and equipment.

Cash Flows from Financing Activities

For the three months ended March 31, 2025, our net cash used in financing activities primarily consisted of $5.6 million of Zolgensma royalties paid, net of imputed interest, under our royalty purchase agreement with HCR.

For the three months ended March 31, 2024, our net cash provided by financing activities primarily consisted of $131.6 million in net proceeds received from the public offering of common stock and pre-funded warrants completed in March 2024, net of underwriting discounts and commissions and other offering expenses paid during the period, and $1.3 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan. Our net cash provided by financing activities was partially offset by $11.2 million of Zolgensma royalties paid, net of imputed interest, under our royalty purchase agreement with HCR.

Additional Capital Requirements

Our material capital requirements from known contractual and other obligations primarily relate to vendor service contracts and purchase commitments, in-license agreements, operating lease agreements and our Zolgensma royalty purchase agreement with HCR. Our material commitments and obligations are further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, and in the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. Other than the changes described in the notes to the unaudited consolidated financial statements accompanying this Quarterly Report on Form 10-Q, including Note 8, “Commitments and Contingencies,” there have been no material changes to our commitments and obligations since December 31, 2024.

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $926.1 million as of March 31, 2025. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect to continue to incur significant research and development and general and administrative expenses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect to continue to incur capital expenditures associated with building out additional laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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
•
the impact of any government-imposed tariffs or other trade barriers on cost of goods and services, particularly related to partnered product candidates;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our exposure to market risk during the three months ended March 31, 2025.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes from the risk factors previously disclosed in such filing.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended March 31, 2025, each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c) (Rule 10b5-1 Plan), were as follows:

					Rule 10b5-1 Trading Plan	Aggregate # of
					Provides for	Securities to be
Name	Title	Action	Date Adopted	Expiration Date	Purchase/Sale	Purchased/Sold
Curran Simpson	President and Chief Executive Officer	Adoption	3/28/2025	3/1/2026	Sale	36,169

Other than as described above, during the three months ended March 31, 2025, none of our directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC's Regulation S-K).

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	3.1	6/7/21

3.2	Amended and Restated Bylaws	8-K	3.2	9/22/15

10.1†	Collaboration and License Agreement dated January 14, 2025 between the Registrant and Nippon Shinyaku Co., Ltd.				X

31.1	Certification of the Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets

(ii) Consolidated Statements of Operations and Comprehensive Income (Loss)

(iii) Consolidated Statements of Stockholders’ Equity

(iv) Consolidated Statements of Cash Flows

(v) Notes to Consolidated Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 formatted in Inline XBRL (included in Exhibit 101)

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

REGENXBIO Inc.

Dated: May 12, 2025	/s/ Curran Simpson
Curran Simpson
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2025	/s/ Mitchell Chan
Mitchell Chan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)