Form 10-Q
period 2025-06-30
REGENXBIO Inc.
filed 2025-08-07
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, there were 50,514,216 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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
•
the timing of enrollment, commencement, completion and the success of our AAVIATE®, AFFINITY BEYOND®, AFFINITY DUCHENNE®, ALTITUDE®, ASCENT™, ATMOSPHERE®, CAMPSIITE® and other clinical trials;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$79,558	$57,526
Marketable securities	243,740	177,161
Accounts receivable	20,199	20,473
Prepaid expenses	10,776	9,067
Other current assets	19,479	13,774
Total current assets	373,752	278,001
Marketable securities	40,296	10,179
Accounts receivable	1,584	474
Property and equipment, net	111,017	117,589
Operating lease right-of-use assets	50,469	53,716
Restricted cash	2,030	2,030
Other assets	1,879	4,000
Total assets	$581,027	$465,989
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,655	$22,798
Accrued expenses and other current liabilities	35,557	38,070
Deferred revenue	13,977	115
Operating lease liabilities	8,049	7,902
Royalty monetization liabilities	40,302	34,309
Total current liabilities	119,540	103,194
Deferred revenue	23,804	—
Operating lease liabilities	69,647	74,131
Royalty monetization liabilities	153,693	25,378
Other liabilities	664	3,635
Total liabilities	367,348	206,338
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at June 30, 2025 and December 31, 2024; 50,389 and 49,549 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	1,211,361	1,192,536
Accumulated other comprehensive loss	(750)	(741)
Accumulated deficit	(996,937)	(932,149)
Total stockholders’ equity	213,679	259,651
Total liabilities and stockholders’ equity	$581,027	$465,989

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
License and royalty revenue	$18,465	$21,846	$105,514	$37,190
Service revenue	2,894	449	4,857	727
Total revenues	21,359	22,295	110,371	37,917
Operating Expenses
Cost of license and royalty revenues	5,209	10,579	8,645	14,862
Research and development	59,500	48,869	112,587	103,713
General and administrative	19,883	18,855	40,230	37,146
Impairment of long-lived assets	—	—	—	2,101
Other operating expenses (income)	45	29	60	(5)
Total operating expenses	84,637	78,332	161,522	157,817
Loss from operations	(63,278)	(56,037)	(51,151)	(119,900)
Other Income (Expense)
Interest income from licensing	21	29	46	66
Investment income	3,379	3,468	5,880	5,937
Interest expense	(10,993)	(449)	(19,563)	(2,422)
Total other income (expense)	(7,593)	3,048	(13,637)	3,581
Net loss	$(70,871)	$(52,989)	$(64,788)	$(116,319)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net	12	963	(9)	2,163
Total other comprehensive income (loss)	12	963	(9)	2,163
Comprehensive loss	$(70,859)	$(52,026)	$(64,797)	$(114,156)

Net loss per share, basic and diluted	$(1.38)	$(1.05)	$(1.26)	$(2.41)
Weighted-average common shares outstanding, basic and diluted	51,483	50,601	51,423	48,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended June 30, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at March 31, 2025	50,117	$5	$1,201,020	$(762)	$(926,066)	$274,197
Vesting of restricted stock units, net of tax	52	—	—	—	—	—
Exercise of stock options, net of tax	21	—	78	—	—	78
Issuance of warrants, net of transaction costs	—	—	1,610	—	—	1,610
Exercise of pre-funded warrants	199	—	—	—	—	—
Stock-based compensation expense	—	—	8,653	—	—	8,653
Unrealized gain on available-for-sale securities, net	—	—	—	12	—	12
Net loss	—	—	—	—	(70,871)	(70,871)
Balances at June 30, 2025	50,389	$5	$1,211,361	$(750)	$(996,937)	$213,679

	Three Months Ended June 30, 2024
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at March 31, 2024	49,043	$5	$1,162,267	$(3,229)	$(768,377)	$390,666
Vesting of restricted stock units, net of tax	39	—	—	—	—	—
Exercise of stock options, net of tax	38	—	192	—	—	192
Exercise of pre-funded warrants	197	—	—	—	—	—
Stock-based compensation expense	—	—	9,435	—	—	9,435
Unrealized gain on available-for-sale securities, net	—	—	—	963	—	963
Net loss	—	—	—	—	(52,989)	(52,989)
Balances at June 30, 2024	49,317	$5	$1,171,894	$(2,266)	$(821,366)	$348,267

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Six Months Ended June 30, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2024	49,549	$5	$1,192,536	$(741)	$(932,149)	$259,651
Vesting of restricted stock units, net of tax	533	—	(510)	—	—	(510)
Exercise of stock options, net of tax	61	—	228	—	—	228
Issuance of common stock under employee stock purchase plan	47	—	307	—	—	307
Issuance of warrants, net of transaction costs	—	—	1,610	—	—	1,610
Exercise of pre-funded warrants	199	—	—	—	—	—
Stock-based compensation expense	—	—	17,190	—	—	17,190
Unrealized loss on available-for-sale securities, net	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(64,788)	(64,788)
Balances at June 30, 2025	50,389	$5	$1,211,361	$(750)	$(996,937)	$213,679

	Six Months Ended June 30, 2024
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2023	44,046	$4	$1,021,214	$(4,429)	$(705,047)	$311,742
Vesting of restricted stock units, net of tax	309	—	(910)	—	—	(910)
Exercise of stock options, net of tax	173	—	1,076	—	—	1,076
Issuance of common stock under employee stock purchase plan	27	—	411	—	—	411
Issuance of common stock and pre-funded warrants upon public offering, net of transaction costs of $534	4,565	1	131,066	—	—	131,067
Exercise of pre-funded warrants	197	—	—	—	—	—
Stock-based compensation expense	—	—	19,037	—	—	19,037
Unrealized gain on available-for-sale securities, net	—	—	—	2,163	—	2,163
Net loss	—	—	—	—	(116,319)	(116,319)
Balances at June 30, 2024	49,317	$5	$1,171,894	$(2,266)	$(821,366)	$348,267

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(64,788)	$(116,319)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	17,190	19,037
Depreciation and amortization	7,860	8,231
Net accretion of discounts on marketable debt securities	(2,427)	(1,711)
Impairment of long-lived assets	—	2,101
Non-cash interest expense	2,490	(27)
Other non-cash adjustments	12	(71)
Changes in operating assets and liabilities
Accounts receivable	(790)	2,284
Prepaid expenses	(1,709)	4,499
Other current assets	(5,593)	(2,970)
Operating lease right-of-use assets	3,306	3,011
Other assets	2,121	1,861
Accounts payable	(1,117)	(6,454)
Accrued expenses and other current liabilities	(2,567)	(7,551)
Deferred revenue	37,666	(127)
Operating lease liabilities	(4,396)	(4,023)
Other liabilities	(2,971)	(2,723)
Net cash used in operating activities	(15,713)	(100,952)
Cash flows from investing activities
Purchases of marketable debt securities	(230,298)	(137,718)
Maturities of marketable debt securities	136,020	151,664
Purchases of property and equipment	(1,415)	(1,031)
Net cash provided by (used in) investing activities	(95,693)	12,915
Cash flows from financing activities
Proceeds from exercise of stock options	228	1,076
Taxes paid related to net settlement of stock-based awards	(510)	(910)
Proceeds from issuance of common stock under employee stock purchase plan	307	411
Proceeds from public offering of common stock and pre-funded warrants, net of issuance costs	—	131,352
Offering expenses related to at-the-market offering programs	(259)	(138)
Proceeds from issuance of royalty bond and warrants, net of transaction costs	144,526	—
Repayments under royalty monetization liabilities, net of interest	(10,854)	(20,511)
Net cash provided by financing activities	133,438	111,280
Net increase in cash and cash equivalents and restricted cash	22,032	23,243
Cash and cash equivalents and restricted cash
Beginning of period	59,556	36,552
End of period	$81,588	$59,795

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

REGENXBIO Inc. (the Company) is a clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. The Company's investigational gene therapies use adeno-associated virus (AAV) vectors from its proprietary gene delivery platform (NAV Technology Platform). The NAV® Technology Platform consists of exclusive rights to a large portfolio of proprietary AAV vectors. The Company has developed a broad pipeline of gene therapy product candidates using the NAV Technology Platform as a one-time treatment to address an array of diseases. In addition to its internal product development efforts, the Company also selectively licenses the NAV Technology Platform and other intellectual property rights to other leading biotechnology and pharmaceutical companies (NAV Technology Licensees). As of June 30, 2025, the NAV Technology Platform was being applied by NAV Technology Licensees in one commercial product, Zolgensma®, and in the preclinical and clinical development of a number of other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development and commercialization of certain product candidates. The Company was formed in 2008 in the State of Delaware and is headquartered in Rockville, Maryland.

Liquidity

The Company has incurred cumulative losses since inception and as of June 30, 2025, had generated an accumulated deficit of $996.9 million. The Company's ability to transition to recurring profitability is dependent upon achieving a level of revenues adequate to support its cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability, and unless and until it does, will continue to need to raise additional capital through equity offerings, licensing and collaboration arrangements, or other non-dilutive financings. There is no assurance that the Company will be able to raise sufficient capital or obtain financing on favorable terms, or at all. The Company’s ability to continue as a going concern may be impacted by the development and potential commercialization of its product candidates and its ability to raise additional capital to fund its operations. If the Company is unable to raise capital sufficient to meet its working capital needs in the future, it may be forced to delay expenditures, reduce the scope of its development activities or make other changes to its operating plans. As of June 30, 2025, the Company had cash, cash equivalents and marketable securities of $363.6 million, which management believes is sufficient to fund operations for at least the next 12 months from the date these consolidated financial statements were issued.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities for the periods presented. Management bases its estimates on historical experience and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities, and other reported amounts, that are not readily apparent from other sources. Actual results may differ materially from these estimates. Estimates are used in the following areas, among others: revenue recognition, the allowance for credit losses, accrued research and development expenses and other accrued liabilities, stock-based compensation expense, interest expense under royalty monetization liabilities, income taxes and fair value measurements.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to current period financial statement presentation, including separate presentation of service revenue in the statements of operations and comprehensive loss. As a result of the Company's collaboration and license agreement with Nippon Shinyaku Co., Ltd. (Nippon Shinyaku) effective in March 2025, the Company has modified the presentation of its revenues and now presents service revenues separately from license and royalty revenues. The modified presentation has been applied retrospectively to all prior periods presented. The reclassifications have no effect on previously reported financial position, results of operations and cash flows.

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

	As of June 30,
	2025	2024
Cash and cash equivalents	$79,558	$57,765
Restricted cash	2,030	2,030
Total cash and cash equivalents and restricted cash	$81,588	$59,795

Accounts Receivable

Accounts receivable consist of consideration due to the Company resulting from its agreements with customers. Accounts receivable include amounts invoiced to customers as well as rights to consideration which have not yet been invoiced, including unbilled royalties and services, and for which payment is conditional solely upon the passage of time. If a licensee elects to terminate a license prior to the end of the license term, the licensed intellectual property is returned to the Company and any accounts receivable from the licensee which are not contractually payable to the Company are charged off as a reduction of revenue in the period of the termination. Accounts receivable which are not expected to be received by the Company within 12 months from the reporting date are stated net of a discount to present value and recorded as non-current assets on the consolidated balance sheets. The present value discount is recognized as a reduction of revenue in the period in which the accounts receivable are initially recorded and is accreted as interest income from licensing over the term of the receivables.

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances, and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. The Company did not record an allowance for credit losses on its accounts receivable as of June 30, 2025 and December 31, 2024.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting standards during the three and six months ended June 30, 2025 and 2024 which had a material impact on the consolidated financial statements.

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

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2025
U.S. government and agency securities	$132,032	$17	$(30)	$132,019
Certificates of deposit	245	—	—	245
Corporate bonds	151,649	149	(26)	151,772
	$283,926	$166	$(56)	$284,036

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2024
U.S. government and agency securities	$44,281	$11	$(77)	$44,215
Certificates of deposit	1,466	—	(4)	1,462
Corporate bonds	141,474	234	(45)	141,663
	$187,221	$245	$(126)	$187,340

As of June 30, 2025 and December 31, 2024, no available-for-sale debt securities had remaining maturities greater than two years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of June 30, 2025 and December 31, 2024, the balance in accumulated other comprehensive loss consisted solely of unrealized gains and losses on available-for-sale debt securities, net of reclassification adjustments for realized gains and losses and income tax effects. The Company uses the aggregate portfolio approach to release the tax effects of unrealized gains and losses on available-for-sale debt securities in accumulated other comprehensive loss. Realized gains and losses from the sale or maturity of marketable securities are based on the specific identification method and are included in results of operations as investment income. The Company did not recognize any realized gains or losses on available-for-sales securities during the three and six months ended June 30, 2025 and 2024, and no income tax effects or reclassification adjustments were recorded in accumulated other comprehensive loss during the periods.

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025
U.S. government and agency securities	$81,230	$(28)	$2,498	$(2)	$83,728	$(30)
Certificates of deposit	—	—	245	—	245	—
Corporate bonds	41,726	(26)	—	—	41,726	(26)
	$122,956	$(54)	$2,743	$(2)	$125,699	$(56)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
U.S. government and agency securities	$—	$—	$22,917	$(77)	$22,917	$(77)
Certificates of deposit	—	—	1,221	(4)	1,221	(4)
Corporate bonds	21,317	(45)	—	—	21,317	(45)
	$21,317	$(45)	$24,138	$(81)	$45,455	$(126)

As of June 30, 2025, available-for-sale debt securities held by the Company which were in an unrealized loss position consisted of 41 investment grade security positions. The Company has the intent and ability to hold such securities until recovery, and based on the credit quality of the issuers and low severity of each unrealized loss position relative to its amortized cost basis, the Company did not identify any credit losses associated with its available-for-sale debt securities. The Company did not record an allowance for credit losses on its available-for-sale debt securities as of June 30, 2025 or December 31, 2024, and no impairment or credit losses on available-for-sale debt securities were recorded during the three and six months ended June 30, 2025 and 2024.

4. Fair Value Measurements

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the fair value hierarchy discussed in Note 2 (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2025
Cash equivalents:
Money market mutual funds	$—	$44,975	$—	$44,975
U.S. government and agency securities	—	9,969	—	9,969
Total cash equivalents	—	54,944	—	54,944
Marketable securities:
U.S. government and agency securities	—	132,019	—	132,019
Certificates of deposit	—	245	—	245
Corporate bonds	—	151,772	—	151,772
Total marketable securities	—	284,036	—	284,036
Total cash equivalents and marketable securities	$—	$338,980	$—	$338,980

	Level 1	Level 2	Level 3	Total
December 31, 2024
Cash equivalents:
Money market mutual funds	$—	$43,895	$—	$43,895
U.S. government and agency securities	—	2,498	—	2,498
Total cash equivalents	—	46,393	—	46,393
Marketable securities:
U.S. government and agency securities	—	44,215	—	44,215
Certificates of deposit	—	1,462	—	1,462
Corporate bonds	—	141,663	—	141,663
Total marketable securities	—	187,340	—	187,340
Total cash equivalents and marketable securities	$—	$233,733	$—	$233,733

Management estimates that the carrying values of its current accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Certain accounts receivable which contain non-current portions and certain non-current payables reported as other liabilities are recorded at their present values using a discount rate that is based on prevailing market rates on the date the amounts were initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be materially different from those that would be used as of June 30, 2025 to determine the present value of these instruments. Accordingly, management estimates that the carrying values of its non-current accounts receivable and other liabilities approximate the fair value of those instruments. Management estimates that the carrying values of its royalty monetization liabilities approximate fair value. As discussed in Note 7, the carrying values of royalty monetization liabilities are based on the Company’s estimate of future royalties, milestones and other consideration to be paid over the life of the arrangement, which are considered Level 3 inputs, as well as any remaining repayment obligations upon maturity of the instruments.

Long-lived assets, if determined to be impaired, are measured at fair value on a nonrecurring basis using Level 3 inputs. Please refer to Note 6 for further information on nonrecurring fair value measurements of long-lived assets during the three and six months ended June 30, 2025 and 2024.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Laboratory and manufacturing equipment	$77,765	$77,141
Computer equipment and software	4,743	4,244
Furniture and fixtures	7,032	7,031
Leasehold improvements	101,533	101,465
Total property and equipment	191,073	189,881
Accumulated depreciation and amortization	(80,056)	(72,292)
Property and equipment, net	$111,017	$117,589

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

In March 2024, the Company entered into an agreement to sublease its office space under the New York Lease (the New York Sublease) to a third-party subtenant. The sublease term commenced in April 2024 and expires in April 2027 concurrent with the expiration of the New York Lease. Monthly payments under the New York Sublease commenced in July 2024 and escalate annually in accordance with the sublease agreement. As of June 30, 2025, total undiscounted future minimum lease payments to be received by the Company over the term of the New York Sublease were $0.9 million. The Company recognized sublease income under the New York Sublease of $0.1 million and $0.2 million during the three and six months ended June 30, 2025, respectively, and $0.1 million during the three and six months ended June 30, 2024.

The New York Sublease is classified as an operating lease and the Company was not relieved of its primary obligation under the New York Lease. The Company continues to account for the New York Lease as it did prior to the commencement of the sublease.

As a result of the New York Sublease, the Company determined an impairment indicator was present as of March 31, 2024 related to the long-lived asset group subject to the sublease, which included the right-of-use asset under the New York Lease, leasehold improvements and other property and equipment allocable to the New York Sublease. The Company concluded the carrying value of the asset group as of March 31, 2024 was not recoverable, as it exceeded the sum of the estimated undiscounted cash flows to be generated by the assets over their remaining lives. The Company estimated the fair value of the asset group as of March 31, 2024 using a discounted cash flow method, which incorporated unobservable inputs including the net identifiable cash flows over the term of the New York Sublease and an estimated borrowing rate of a market participant subtenant. The estimated fair value of the asset group as of March 31, 2024 represents a Level 3 nonrecurring fair value measurement. The Company concluded the carrying value of the asset group of $3.4 million exceeded its estimated fair value of $1.3 million as of March 31, 2024. As such, the Company recognized impairment losses of $2.1 million during the three months ended March 31, 2024 on the long-lived asset group associated with the New York Sublease. The impairment losses were allocated to the various assets within the long-lived asset group based on their relative carrying values and consisted of $1.4 million recorded to the right-of-use assets and $0.7 million recorded to property and equipment. No impairment losses on long-lived assets were recorded during the three and six months ended June 30, 2025 and the three months ended June 30, 2024.

7. Royalty Monetization Liabilities

Royalty monetization liabilities are accounted for as debt and consist of the following (in thousands):

	June 30, 2025	December 31, 2024
2020 Royalty Purchase Agreement	$48,231	$59,687
2025 Royalty Bond	145,764	—
Total	$193,995	$59,687

Current portion of royalty monetization liabilities	$40,302	$34,309
Non-current portion of royalty monetization liabilities	153,693	25,378
Total	$193,995	$59,687

2020 Royalty Purchase Agreement

In December 2020, the Company entered into a royalty purchase agreement (the 2020 Royalty Purchase Agreement) with entities managed by Healthcare Royalty Management, LLC (collectively and with other affiliated entities, HCR). Under the 2020 Royalty Purchase Agreement, HCR purchased the Company’s rights to a capped amount of Zolgensma royalty payments under the Company’s license agreement with Novartis Gene Therapies (the Novartis License), including $4.0 million of royalty payments received by the Company in the fourth quarter of 2020. In consideration for these rights, HCR paid the Company $200.0 million (the Purchase Price), less $4.0 million representing the payment of the royalties received in the fourth quarter of 2020 to HCR. Beginning upon the effective date of the 2020 Royalty Purchase Agreement, Zolgensma royalty payments, up to a specified threshold, shall be paid to HCR, net of upstream royalties payable by the Company to certain licensors in accordance with existing license agreements.

Pursuant to the 2020 Royalty Purchase Agreement, the total amount of royalty payments to be paid to HCR was subject to an increasing cap (the Cap Amount) equal to (i) $260.0 million applicable for the period from the effective date of the 2020 Royalty Purchase Agreement through November 7, 2024 (the First Cap Amount), and (ii) $300.0 million applicable for the period from November 8, 2024 through the effective date of termination of the Novartis License (the Second Cap Amount). If, on or prior to the defined dates for each Cap Amount, the total amount of royalty payments paid to HCR equals or exceeds the Cap Amount applicable to such date, the 2020 Royalty Purchase Agreement will automatically terminate. The First Cap Amount was not achieved prior to November 7, 2024, therefore the 2020 Royalty Purchase Agreement will remain in effect until the achievement of the Second Cap

Amount or the termination of the Novartis License, if earlier. The Company has no obligation to repay any amounts to HCR under the 2020 Royalty Purchase Agreement if future Zolgensma royalty payments are not sufficient to achieve the applicable Cap Amount prior to the termination of the Novartis License.

The Company has a call option to repurchase its rights to the royalties under the 2020 Royalty Purchase Agreement for a repurchase price equal to, as of the option exercise date, $300.0 million minus the total amount of royalty payments paid to HCR.

The proceeds received from HCR under the 2020 Royalty Purchase Agreement of $196.0 million were recorded as a liability, net of transaction costs of $3.5 million, which is amortized over the estimated life of the arrangement using the effective interest method. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be paid to HCR, subject to the Cap Amount, over the life of the arrangement. The total amount of royalty payments paid to HCR, less the net proceeds received by the Company of $192.5 million, is recorded as interest expense over the life of the arrangement using the effective interest method. Due to its continuing involvement in the Novartis License, the Company continues to recognize royalty revenue on net sales of Zolgensma and records the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the arrangement.

The Company estimates the effective interest rate used to record interest expense under the 2020 Royalty Purchase Agreement based on its estimate of future royalty payments to be paid HCR. At each reporting date, the Company reassesses its estimate of total future royalty payments to be paid to HCR at the applicable Cap Amount, and prospectively adjusts the effective interest rate and amortization of the liability as necessary. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments paid to HCR and changes in the Company’s forecasted royalties. The estimated interest rate in effect as of June 30, 2025 and December 31, 2024 was 71.4% and 65.5%, respectively, which was based on the amortized balance of the liability and the estimated remaining royalties to be paid to HCR under the arrangement. This interest rate is subject to adjustments in the future based on actual royalties paid to HCR and changes in the royalty forecast. As of June 30, 2025, the estimated effective interest rate over the life of the 2020 Royalty Purchase Agreement, taking into account actual royalties paid to date and the estimated remaining royalties to be paid under the arrangement, was 16.2%.

The following table presents the changes in the royalty monetization liability under the 2020 Royalty Purchase Agreement with HCR (in thousands):

2020 Royalty
Purchase Agreement
Balance at December 31, 2024	$59,687
Zolgensma royalties paid to HCR	(27,928)
Interest expense recognized	16,472
Balance at June 30, 2025	48,231
Current portion	(36,996)
Non-current portion	$11,235

2025 Royalty Bond

In May 2025, the Company entered into a loan agreement with HCR pursuant to which HCR will provide the Company with an aggregate limited recourse loan of up to $250.0 million (the 2025 Royalty Bond). The 2025 Royalty Bond is disbursable to the Company in three tranches, with $150.0 million funded on the closing date in May 2025, $50.0 million available to be funded if sales of a specified products exceed a specified sales threshold prior to December 31, 2026, and $50.0 million available to be funded if both parties exercise an option in 2027. Loan proceeds under the 2025 Royalty Bond are funded to the Company net of an original issue discount of 2.25% and reimbursement of certain expenses to HCR. Proceeds received by the Company from the initial funding tranche of the 2025 Royalty Bond in May 2025, net of discounts and transaction costs, were $144.5 million.

Prior to the maturity date, interest and principal under the 2025 Royalty Bond shall be paid quarterly to HCR solely from proceeds received from certain specified royalties, milestone payments, license fees and other consideration payable to the Company under specified license agreements (collectively, the Royalty Interest), including (i) the Novartis License for Zolgensma, (ii) the collaboration and license agreement with Nippon Shinyaku for RGX-121 and RGX-111, and (iii) NAV Technology Platform license agreements with Rocket Pharmaceuticals, Inc. and Ultragenyx Pharmaceutical Inc. Zolgensma royalties under the Novartis License shall only be included in the Royalty Interest after full repayment of the applicable Cap Amount under the 2020 Royalty Purchase Agreement with HCR. The Royalty Interest excludes, and the Company retains the rights to, certain other consideration payable under the license agreements including certain milestone payments, license fees and reimbursement of certain costs as applicable. The Royalty Interest is payable to HCR net of upstream royalty and sublicense fee obligations payable by the Company to applicable licensors. The 2025 Royalty Bond is collateralized by a security interest and lien on the Royalty Interest.

The 2025 Royalty Bond bears interest at a rate of 9.75% plus the 3-month secured overnight financing rate as administered by the Federal Reserve Bank of New York (SOFR), with a minimum interest rate of 14.0%. Interest payments are due quarterly using proceeds received under the Royalty Interest. At each payment date, any proceeds received under the Royalty Interest in excess of the interest payment due will be applied to outstanding principal. If the proceeds received under the Royalty Interest are insufficient to pay the interest due, unpaid interest will accrue to the principal balance.

The 2025 Royalty Bond matures in May 2035, subject to potential extension, unless repaid in full at an earlier date. The maturity date may be extended by two years to May 2037 subject to a potential patent term extension of a specific patent. Upon maturity, the outstanding principal and interest shall be due and payable to HCR. Additionally, upon repayment in full prior to the maturity date, or at the maturity date, the Company shall pay to HCR an additional amount equal to 5.0% of the total outstanding principal as of the applicable determination date. Other than through the payment of proceeds received under the Royalty Interest, the 2025 Royalty Bond may not be prepaid prior to maturity.

In connection with the loan agreement for the 2025 Royalty Bond, the Company also issued HCR warrants to purchase 268,096 shares of its common stock at an exercise price per share of $14.92 (the May 2025 Warrants). The May 2025 Warrants are exercisable upon issuance and expire 10 years from the closing date of the 2025 Royalty Bond. The Company evaluated the May 2025 Warrants and concluded the warrants are indexed to the Company's common stock and meet the criteria to be classified as equity. The net proceeds received by the Company under the loan agreement of $144.5 million were allocated between the 2025 Royalty Bond and the May 2025 Warrants based on their relative fair values. The fair value of the 2025 Royalty Bond was determined based on the carrying amount of the loan on the closing date. The fair value of the May 2025 Warrants was determined using a Black-Scholes option-pricing model on the closing date, resulting in an estimated fair value of the warrants of $1.7 million. Based on the relative fair values of these instruments, $1.6 million of the net proceeds were allocated to the warrants and recorded as additional paid-in capital. The net proceeds allocated to the 2025 Royalty Bond were $142.9 million, resulting in a total debt discount of $7.1 million which is recorded as a reduction of the carrying value of the debt and will be amortized as interest expense over the life of the 2025 Royalty Bond.

The effective interest rate of the 2025 Royalty Bond is partially estimated based on the Company's estimate of future payments under the Royalty Interest to be paid HCR. At each reporting date, the Company reassesses its estimate of total future payments to HCR under the arrangement and prospectively adjusts the effective interest rate and amortization of the debt and associated discount as necessary. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the Royalty Interest payments to HCR, changes in the Company’s forecast and fluctuations in the variable interest rate. The estimated effective interest rate in effect as of June 30, 2025 was 15.2%, which was based on the amortized balance of the liability, the estimated remaining payments to HCR under the arrangement and the current coupon rate in effect at the end of the period.

The following table presents the changes in the royalty monetization liability under the 2025 Royalty Bond with HCR (in thousands):

2025 Royalty Bond
Balance at December 31, 2024	$—
Proceeds from royalty bond, net of discount and issuance costs	142,883
Unpaid interest accrued to principal	2,668
Amortization of debt discount and issuance costs	213
Balance at June 30, 2025	145,764
Current portion	(3,306)
Non-current portion	$142,458

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

Expenses incurred by the Company related to the GSK License were recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of license and royalty revenues:
Royalties on net sales of Zolgensma	$5,204	$10,570	$7,786	$14,838
Other	5	9	243	24
Total cost of license and royalty revenues	5,209	10,579	8,029	14,862
General and administrative	53	82	107	77
	$5,262	$10,661	$8,136	$14,939

As of June 30, 2025 and December 31, 2024, the Company had recorded $4.9 million and $6.3 million, respectively, payable under the GSK License.

The Company has been notified of a potential dispute with GSK over the amount of sublicense fees paid by the Company to GSK under the GSK License. GSK claims there has been a significant underpayment by the Company as they are entitled to a sublicense payment on all amounts received by the Company from sublicensees, including royalties, and not just amounts received for GSK's sublicensed patents. The Company disagrees with GSK's interpretation of the GSK License. The Company does not believe that a loss is probable, and no reasonable range of loss is estimable, related to this matter. No liabilities related to this matter were recorded as of June 30, 2025 and December 31, 2024.

9. Capitalization

March 2024 Public Offering and Pre-funded Warrants

In March 2024, the Company completed a public offering of 4,565,260 shares of its common stock at a price of $23.00 per share and 1,521,740 pre-funded warrants (the March 2024 Pre-funded Warrants) to purchase shares of its common stock at a price of $22.9999 per pre-funded warrant, which equaled the public offering price per share of the common stock less the $0.0001 exercise price of each pre-funded warrant. The aggregate net proceeds received by the Company from the offering were $131.1 million, net of underwriting discounts and commissions and offering expenses.

The rights and privileges of the March 2024 Pre-funded Warrants are set forth in the warrant agreement between the Company and each of the respective warrant holders. The March 2024 Pre-funded Warrants are exercisable at the option of the warrant holder at any time and do not expire. However, as set forth in the warrant agreements with each holder, the number of pre-funded warrants that may be exercised at any given time may be limited if, upon exercise, the warrant holder and any of its affiliates would beneficially own more than 9.99% of the Company’s common stock, or have voting power of more than 9.99% of the Company's common stock. The limitation threshold may be increased or decreased by the warrant holder, with advance notice to the Company, to any other percentage not less than 4.99% nor in excess of 19.99%. The March 2024 Pre-funded Warrants do not provide any of the rights or privileges provided by the Company's common stock, including any voting rights, until the pre-funded warrants are exercised and settled in underlying shares of common stock.

The Company evaluated the March 2024 Pre-funded Warrants and concluded the warrants are indexed to the Company's common stock, meet the criteria to be classified as equity and are not subject to remeasurement. The proceeds received from the issuance of the pre-funded warrants were recorded as additional paid-in capital. The Company issued 199,300 shares of common stock upon the exercise of March 2024 Pre-funded Warrants during the three and six months ended June 30, 2025, and 197,000 shares of common stock upon the exercise of March 2024 Pre-funded Warrants during the three and six months ended June 30, 2024. As of June 30, 2025, 1,125,440 of the March 2024 Pre-funded Warrants remained outstanding.

May 2025 Warrants

In May 2025, in connection with issuance of the 2025 Royalty Bond, the Company issued to HCR the May 2025 Warrants to purchase 268,096 shares of its common stock at an exercise price per share of $14.92. The May 2025 Warrants are exercisable upon issuance and have a contractual term of 10 years. The Company evaluated the May 2025 Warrants and concluded the warrants are indexed to the Company's common stock, meet the criteria to be classified as equity and are not subject to remeasurement. The Company allocated $1.6 million of the net proceeds from the 20205 Royalty Bond to the issuance of the May 2025 Warrants, which were recorded as additional paid-in capital. Please refer to Note 7 for further information on the May 2025 Warrants issued in connection with the 2025 Royalty Bond. As of June 30, 2025, none of the May 2025 Warrants had been exercised and 268,096 of the May 2025 Warrants remained outstanding.

At-the-Market Offering Program

In December 2024, the Company entered into a Sales Agreement with Leerink Partners LLC (Leerink) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million from time to time through Leerink, acting as the Company's sales agent (the Leerink ATM Program). As of June 30, 2025, no shares of common stock had been sold under the Leerink ATM Program.

10. License and Collaboration Agreements

License and Collaboration Revenues

As of June 30, 2025, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in one commercial product, Zolgensma, and in the development of a number of other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development and commercialization of certain product candidates. Consideration payable to the Company under its license and collaboration agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products, (v) fees for services related to the development and manufacturing of licensed products and (vi) other consideration payable upon optional goods and services purchased by licensees and collaborators. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

Revenues earned under license and collaboration agreements consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
License and royalty revenue:
Zolgensma royalties	$18,423	$21,763	$35,416	$36,977
Nippon Shinyaku licenses	—	—	69,979	—
Other license and royalty revenue	42	83	119	213
Total license and royalty revenue	18,465	21,846	105,514	37,190
Service revenue:
Nippon Shinyaku services	2,720	—	4,494	—
Other service revenue	174	449	363	727
Total service revenue	2,894	449	4,857	727
Total revenues	$21,359	$22,295	$110,371	$37,917

Outstanding development milestone payments are evaluated each reporting period and are only included in the transaction price of each license to the extent the milestones are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of June 30, 2025, the Company’s license and collaboration agreements contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $2.18 billion, including (i) $548.2 million upon the commencement of various stages of clinical trials, (ii) $106.3 million upon the submission of regulatory approval filings or upon regulatory approval of licensed products and (iii) $1.53 billion upon the achievement of specified sales targets for licensed products, including milestones payable upon the first commercial sale of licensed products. To the extent the milestone payments are realized by the Company, the Company may be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of these milestones is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

Accounts Receivable, Contract Assets and Deferred Revenue

The following table presents the balances of the Company’s accounts receivable, contract assets and deferred revenue, as well as other information regarding revenue recognized, during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Accounts receivable, net, current and non-current:
Beginning of period	$19,400	$16,351	$20,947	$25,491
End of period	$21,783	$23,273	$21,783	$23,273

Contract assets:
Beginning of period	$44	$—	$239	$—
End of period	$28	$194	$28	$194

Deferred revenue, current and non-current:
Beginning of period	$39,885	$13	$115	$148
End of period	$37,781	$21	$37,781	$21

Revenue recognized during the period from:
Amounts included in deferred revenue at beginning of period	$2,104	$13	$115	$148
Performance obligations satisfied in previous periods	$18,425	$21,768	$35,420	$37,037

Revenue recognized from performance obligations satisfied in previous periods, as presented in the table above, was primarily attributable to Zolgensma royalties.

As of June 30, 2025, the Company had recorded deferred revenue of $37.8 million which represents consideration received or unconditionally due from licensees and collaboration partners for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations as of June 30, 2025 consisted of (i) development services to be performed related to licensed products, which will be satisfied as the services are performed, and (ii) material rights granted to purchase commercial supply of licensed products, which will be satisfied upon delivery of the commercial supply. As of June 30, 2025, the aggregate transaction price of the Company’s license and collaboration agreements allocated to performance obligations not yet satisfied or partially satisfied was $43.4 million, primarily associated with the Company's collaboration and license agreement with Nippon Shinyaku, the substantial majority of which is expected to be satisfied over a period of approximately five years.

Accounts receivable consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Current accounts receivable:
Billed to customers	$60	$65
Unbilled Zolgensma royalties	18,870	20,106
Unbilled Nippon Shinyaku services	1,127	—
Other unbilled	142	302
Current accounts receivable	20,199	20,473
Non-current accounts receivable:
Unbilled Nippon Shinyaku services	1,127	—
Other unbilled	457	474
Non-current accounts receivable	1,584	474
Total accounts receivable	$21,783	$20,947

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

The Company recognized the following amounts under the Novartis License (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Zolgensma royalties	$18,423	$21,763	$35,416	$36,977
Total license and royalty revenue	$18,423	$21,763	$35,416	$36,977

Interest income from licensing	$10	$6	$21	$13

As of June 30, 2025 and December 31, 2024, the Company had recorded total accounts receivable of $19.2 million and $20.4 million, respectively, from Novartis Gene Therapies under the Novartis License, which consisted primarily of Zolgensma royalties receivable. The Zolgensma royalties receivable recorded as of June 30, 2025 included $14.1 million expected to be paid to HCR in accordance with the 2020 Royalty Purchase Agreement discussed in Note 7. The Company recognizes royalty revenue from net sales of Zolgensma in the period in which the underlying products are sold by Novartis Gene Therapies, which in certain cases may require the Company to estimate royalty revenue for periods of net sales which have not yet been reported to the Company. Estimated royalties are reconciled to actual amounts reported in subsequent periods, and any differences are recognized as an adjustment to royalty revenue in the period the royalties are reported.

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

The Company applied the requirements of ASC 606 to the AbbVie Collaboration Agreement for the units of account in which AbbVie was deemed to be a customer. The Company determined that there is only one material performance obligation under the agreement for the delivery of the intellectual property license to develop and commercialize ABBV-RGX-314 globally. The intellectual property licensed to AbbVie includes the rights to certain patents, data, know-how and other rights developed and owned by the Company, as well as other intellectual property rights exclusively licensed by the Company from various third parties. As of June 30, 2025 and December 31, 2024, the transaction price of the AbbVie Collaboration Agreement was $370.0 million, which consisted solely of the up-front payment received from AbbVie in November 2021. The $370.0 million transaction price was fully recognized as revenue upon the delivery of the license to AbbVie in November 2021. Variable consideration under the AbbVie Collaboration Agreement, which has been excluded from the transaction price, includes $562.5 million in payments for development milestones that have not yet been achieved and were not considered probable of achievement. Additionally, the transaction price excludes sales-based milestone payments of $820.0 million and royalties on net sales of ABBV-RGX-314 outside the United States. Development milestones will be added to the transaction price and recognized as revenue upon achievement, or if deemed probable of achievement. In accordance with the sale- or usage-based royalty exception under ASC 606, royalties on net sales and sales-based milestones will be recognized as revenue in the period the underlying sales occur or milestones are achieved. There were no changes in the transaction price of the AbbVie Collaboration Agreement, and no revenue was recognized, during the three and six months ended June 30, 2025 and 2024.

The Company applied the requirements of ASC 808 to the AbbVie Collaboration Agreement for the units of account which were deemed to be a collaborative arrangement. Both the Company and AbbVie will perform various activities related to the development, manufacturing and commercialization of ABBV-RGX-314 in the United States. Development costs are shared between the parties in accordance with the terms of the AbbVie Collaboration Agreement, and the parties will share equally in the net profits and losses derived from sales of ABBV-RGX-314 in the United States. The Company accounts for payments to and from AbbVie for the sharing of development and commercialization costs in accordance with its accounting policy for collaborative arrangements. Amounts owed to AbbVie for the Company’s share of development costs or commercialization costs incurred by AbbVie are recorded as research and development expense or general and administrative expense, respectively, in the period the costs are incurred. Amounts owed to the Company for AbbVie’s share of development costs or commercialization costs incurred by the Company are recorded as a reduction of research and development expense or general and administrative expense, respectively, in the period the costs are incurred. At the end of each reporting period, the Company records a net amount due to or from AbbVie as a result of the cost-sharing arrangement. As of June 30, 2025 and December 31, 2024, the Company had recorded $17.0 million and $11.3 million, respectively, due from AbbVie for net reimbursement of costs incurred for activities performed under AbbVie Collaboration Agreement, which was included in other current assets on the consolidated balance sheets.

The Company recognized the following amounts under the AbbVie Collaboration Agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net cost reimbursement to (from) AbbVie included in:
Research and development expense	$(17,056)	$(21,271)	$(31,737)	$(46,248)
General and administrative expense	551	425	1,148	827
Total net cost reimbursement to (from) AbbVie	$(16,505)	$(20,846)	$(30,589)	$(45,421)

In August 2025, the Company and AbbVie entered into an amendment to the AbbVie Collaboration Agreement which modifies the development plan and milestone payment structure for the ABBV-RGX-314 DR program. Under the amendment, the Company will conduct the first registration enabling trial for DR suprachoroidal (SCS) treatment as a combined Phase IIb/III trial performed in two parts (Part 1 and Part 2), and AbbVie will conduct the second registration enabling trial as a separate, standalone Phase III trial. In lieu of the $200.0 million milestone due to the Company under the original AbbVie Collaboration Agreement upon first patient dosed in the first registration enabling trial for DR SCS treatment, AbbVie will pay the Company $100.0 million upon first patient dosed in the Phase IIb/III trial for DR SCS treatment and an additional $100.0 million upon first patient dosed in the subsequent Phase III trial. Also pursuant to the amendment, AbbVie will lead a new Phase IIIb randomized controlled study (the ACHIEVE Study) to assess the injection burden, adverse events, change in disease activity, and long-term preservation of visual acuity of ABBV-RGX-314 in adult participants with neovascular AMD. The Company will be responsible for its development expenses to conduct Part 1 of the Phase IIb/III trial for DR and the parties will share the development expenses related to Part 2 of the Phase IIb/III trial and the subsequent Phase III trial for DR in accordance with the existing terms of the AbbVie Collaboration Agreement. AbbVie will be responsible for all development expenses related to the ACHIEVE Study.

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

As of June 30, 2025, the transaction price of the Nippon Shinyaku Collaboration Agreement included fixed consideration of $110.0 million for the up-front payment and variable consideration of $6.9 million for estimated reimbursable manufacturing costs which are deemed not to be constrained. Variable consideration which has been excluded from the transaction price includes $40.0 million in payments for development milestones that have not yet been achieved and were not considered probable of achievement, and other reimbursable manufacturing costs which are contingent on events occurring that are outside the Company’s control. The transaction price also excludes sales-based milestone payments of $660.0 million and royalties on net sales of RGX-121 and RGX-111 in the United States and Asia territories. Development milestones will be added to the transaction price upon achievement, or if deemed probable of achievement, and other variable consideration may be added to the transaction price in the future as uncertainties regarding payment of the consideration are resolved. In accordance with the sale- or usage-based royalty exception under ASC 606, royalties on net sales and sales-based milestones will be recognized as revenue in the period the underlying sales occur or milestones are achieved. There were no changes in the fixed transaction price of the Nippon Shinyaku Collaboration Agreement between the effective date of the agreement and June 30, 2025.

The fixed transaction price of the Nippon Shinyaku Collaboration Agreement of $110.0 million was allocated to the various performance obligations based on their relative standalone selling prices, which requires significant judgment. The selling prices of the intellectual property licenses were determined based on discounted cash flow models for each of the licensed products in the respective licensed territories and were adjusted for the probability of developmental, regulatory and commercial success. Significant assumptions and judgments were required to estimate the future cash flows, discount rates and probabilities of success for each of the licensed products and territories. The selling prices of development services and commercial supply were determined based on the expected cost plus a reasonable margin. The selling prices of the material rights to purchase commercial supply were determined based on the incremental discount to the standalone selling prices of the commercial supply and were adjusted to take into account the likelihood of exercise of the material rights. Significant assumptions and judgments were required to estimate the future costs of development and manufacturing, an appropriate margin for such services, and the likelihood of exercise of the material rights to purchase commercial supply based on anticipated demand and risks. The $6.9 million of variable consideration included in the transaction price is allocated directly to performance obligations for development services related to the manufacturing of commercial supply prior to regulatory approval since the consideration is directly associated with reimbursement of such costs. Consideration contingent upon the future exercise of options to purchase commercial supply is excluded from the transaction price until exercised.

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

The Company recognized the following amounts under the Nippon Shinyaku Collaboration Agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
License and royalty revenue	$—	$—	$69,979	$—
Service revenue	2,720	—	4,494	—
Total revenues	$2,720	$—	$74,473	$—

As of June 30, 2025, the Company had recorded total accounts receivable of $2.3 million for reimbursement of manufacturing-related development costs and other services under the Nippon Shinyaku Collaboration Agreement, of which $1.1 million was included in current assets and $1.1 million was included in non-current assets. As of June 30, 2025, the Company had recorded total deferred revenue of $37.8 million for development services and material rights which have not yet been satisfied under the Nippon Shinyaku Collaboration Agreement, of which $14.0 million was included in current liabilities and $23.8 million was included in non-current liabilities.

11. Stock-based Compensation

Effective in January 2025, an additional 1,981,975 shares were authorized for issuance under the 2015 Equity Incentive Plan (the 2015 Plan). The 2015 Plan expired in June 2025, upon which no further awards may be issued under the plan. Any awards outstanding under the 2015 Plan as of its expiration shall remain outstanding and effective pursuant to the contractual terms of the awards. Additionally, as of June 30, 2025, no awards remained outstanding or available for issuance under the 2014 Stock Plan (the 2014 Plan), the predecessor plan to the 2015 Plan.

In May 2025, the Company adopted the 2025 Equity Incentive Plan (the 2025 Plan), which replaced the 2015 Plan upon its expiration in June 2025. The total number of shares of common stock authorized for issuance under the 2025 Plan upon its adoption was 5,500,000. The number of shares authorized for issuance under the 2025 Plan shall automatically increase for any shares of common stock underlying awards outstanding under the 2015 Plan, as of the adoption date of the 2025 Plan, which are not issued due to forfeiture, expiration, termination or cancellation of the award. Shares of common stock that are withheld, tendered, or otherwise not issued in connection with the settlement of awards outstanding under the 2015 Plan do not increase the number of shares authorized for issuance under the 2025 Plan. As of June 30, 2025, the total number of shares of common stock reserved for issuance under the 2025 Plan and the 2015 Plan was 20,311,344, of which 5,519,192 remained available for future grants under the 2025 Plan.

The 2025 Plan and 2015 Plan provide for the issuance of stock options, stock appreciation rights, restricted and unrestricted stock and unit awards, and performance cash awards to employees, members of the Board of Directors and consultants of the Company. Stock options generally expire 10 years following the date of grant. Options typically vest over a four-year period, but vesting provisions can vary by award based on the discretion of the Board of Directors. Stock options have an exercise price at least equal to the estimated fair value of the Company’s common stock on the date of grant. Restricted stock units typically vest over a four-year period, but vesting provisions can vary by award based on the discretion of the Board of Directors. Upon vesting, restricted stock units are settled in common stock of the Company. Awards granted under the 2025 Plan generally have a minimum vesting requirement of one year from the grant date.

Shares of common stock underlying awards granted under the 2025 Plan which are not issued due to forfeiture, expiration, termination or cancellation of the award are added to the number of shares of common stock available for issuance under the 2025 Plan, except for shares that are withheld, tendered or otherwise not issued in connection with the settlement of the award. Shares available for issuance under the 2025 Plan and 2015 Plan may be either authorized but unissued shares of the Company’s common stock or common stock reacquired by the Company and held in treasury. The 2025 Plan expires in May 2035, 10 years from its adoption date, unless earlier terminated.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$4,778	$5,940	$9,485	$11,918
Restricted stock units	3,713	3,334	7,381	6,781
Employee stock purchase plan	162	161	324	338
	$8,653	$9,435	$17,190	$19,037

As of June 30, 2025, the Company had $65.6 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.5 years.

The Company recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$3,989	$4,699	$7,936	$9,592
General and administrative	4,664	4,736	9,254	9,445
	$8,653	$9,435	$17,190	$19,037

Stock Options

The following table summarizes stock option activity under the Company's equity incentive plans (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2024	9,994	$29.48	5.9	$240
Granted	2,424	$8.02
Exercised	(61)	$3.76
Cancelled or forfeited	(547)	$29.87
Outstanding at June 30, 2025	11,810	$25.19	6.5	$737
Exercisable at June 30, 2025	7,289	$32.83	5.0	$—
Vested and expected to vest at June 30, 2025	11,810	$25.19	6.5	$737

(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2025 was $4.96. During the six months ended June 30, 2025, the total number of stock options exercised was 60,554, resulting in total proceeds of $0.2 million. The total intrinsic value of options exercised during the six months ended June 30, 2025 was $0.3 million.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the Company's equity incentive plans (in thousands, except per share data):

		Weighted-average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2024	2,042	$19.95
Granted	1,607	$8.56
Vested	(598)	$22.49
Forfeited	(69)	$18.16
Unvested balance at June 30, 2025	2,982	$13.35

The total intrinsic value of restricted stock units vested during the six months ended June 30, 2025 was $4.7 million.

Employee Stock Purchase Plan

As of June 30, 2025, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 1,426,994, of which 866,258 remained available for future issuance. During the six months ended June 30, 2025, 46,706 shares of common stock were issued under the 2015 ESPP.

12. Income Taxes

The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets as of June 30, 2025 and December 31, 2024. Based on the Company’s history of operating losses, and other relevant facts and circumstances, the Company concluded that it was more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its net deferred tax assets as of June 30, 2025 and December 31, 2024.

In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The OBBBA amends U.S. tax laws, including provisions related to bonus depreciation and deductions for research and development expenses. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.

13. Net Loss Per Share

Since the Company incurred net losses for the three and six months ended June 30, 2025 and 2024, common stock equivalents were excluded from the calculation of diluted net loss per share for such periods as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were the same for such periods. The weighted-average number of common shares outstanding used in the basic and diluted net loss per share calculations includes the weighted-average effect of pre-funded warrants to purchase shares of the Company's common stock, as the pre-funded warrants are exercisable at any time for nominal cash consideration. The following potentially dilutive common stock equivalents outstanding at the end of the period were excluded from the computations of weighted-average diluted common shares for the periods indicated as their effects would be anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2025	2024
Stock options issued and outstanding	11,810	9,638
Unvested restricted stock units outstanding	2,982	1,668
Employee stock purchase plan	111	78
Warrants outstanding	268	—
	15,171	11,384

14. Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s CODM, its Chief Executive Officer, views the Company’s operations and manages the business as one operating segment focused on the development and commercialization of gene therapies to treat an array of diseases. The determination of a single operating segment is consistent with the consolidated financial information regularly provided to the CODM

The CODM reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions and allocating resources. The CODM uses net income (loss) to assess performance versus operating budgets and in the preparation of near-term and long-range operating plans to inform decisions on resource and capital allocation. The CODM reviews consolidated cash, cash equivalents and marketable securities as a measure of segment assets. As of June 30, 2025 and December 31, 2024, the Company’s cash, cash equivalents and marketable securities were $363.6 million and $244.9 million, respectively.

The following table presents information about the Company's segment revenues, significant segment expenses regularly provided to the CODM, other segment items and consolidated net income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$21,359	$22,295	$110,371	$37,917
Less:
Cost of license and royalty revenues	5,209	10,579	8,645	14,862
Research and development expense
Personnel	18,047	16,039	36,689	33,099
Direct development and support (a)	31,041	21,326	55,060	47,359
Facilities	2,753	3,013	5,521	5,930
Stock-based compensation	3,989	4,699	7,936	9,592
Depreciation and amortization	3,670	3,792	7,381	7,733
Total research and development expense	59,500	48,869	112,587	103,713
General and administrative expense
Personnel	5,524	5,075	11,488	10,393
Other general and administrative (b)	8,201	7,470	16,420	14,462
Facilities	1,259	1,315	2,589	2,348
Stock-based compensation	4,664	4,736	9,254	9,445
Depreciation and amortization	235	259	479	498
Total general and administrative expense	19,883	18,855	40,230	37,146
Other segment items (c)	(7,638)	3,019	(13,697)	1,485
Net loss	$(70,871)	$(52,989)	$(64,788)	$(116,319)

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

The Company’s interest income included interest income from licensing as presented in the consolidated statements of operations and comprehensive loss, as well as interest income from investments of $3.4 million and $5.9 million during the three and six months ended June 30, 2025, respectively, and $3.5 million and $5.9 million during the three and six months ended June 30, 2024, respectively, which is included within investment income in the consolidated statements of operations and comprehensive loss.

The substantial majority of the Company’s assets reside in the United States.

15. Supplemental Disclosures

Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Net cost reimbursement due from AbbVie	$16,989	$11,304
Accrued interest on investments	1,287	1,094
Other	1,203	1,376
	$19,479	$13,774

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued personnel costs	$13,801	$17,607
Accrued external research and development expenses	11,418	8,998
Accrued sublicense fees and royalties	7,548	8,658
Accrued external general and administrative expenses	2,015	2,002
Accrued purchases of property and equipment	39	156
Other	736	649
	$35,557	$38,070

Supplemental Disclosures of Non-cash Investing and Financing Activities

Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities were $0.2 million as of June 30, 2025, a net decrease of $0.1 million from December 31, 2024, and $0.1 million as of June 30, 2024, a net decrease of $0.3 million from December 31, 2023.

During the six months ended June 30, 2025, accrued interest of $2.7 million was converted to principal balance under the 2025 Royalty Bond.

Issuance costs related to equity offerings and warrants included in accounts payable and accrued expenses and other current liabilities were $0.1 million and $0.3 million as of June 30, 2025 and 2024, respectively.

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

Overview of Product Candidates

We have developed a broad pipeline of gene therapy programs using our proprietary adeno-associated virus (AAV) gene therapy delivery platform (NAV Technology Platform) as a one-time treatment to address an array of diseases. Our lead programs and product candidates are described below:

•
ABBV-RGX-314: We are developing ABBV-RGX-314 (surabgene lomparvovec, sura-vec) in collaboration with AbbVie as a potential one-time treatment for chronic retinal conditions that cause total or partial vision loss, including wet age-related macular degeneration (wet AMD) and diabetic retinopathy (DR). ABBV-RGX-314 is currently being evaluated in multiple clinical trials, including two pivotal trials (ATMOSPHERE and ASCENT), one Phase II bridging study, one long-term follow-up study and a fellow eye sub-study in patients with wet AMD, all utilizing subretinal delivery. Additionally, two Phase II clinical trials in patients with wet AMD (AAVIATE) and DR (ALTITUDE) are ongoing along with two corresponding long-term follow-up studies, all utilizing in-office suprachoroidal delivery. Within the Phase II study in DR, we are also evaluating ABBV-RGX-314 in diabetic macular edema (DME). ABBV-RGX-314 uses the NAV® AAV8 vector to deliver a gene encoding a therapeutic antibody fragment to inhibit vascular endothelial growth factor (VEGF). We have licensed certain exclusive rights to the SCS Microinjector® from Clearside Biomedical, Inc. (Clearside) to deliver gene therapy treatments to the suprachoroidal space of the eye.

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

Suprachoroidal Delivery

The AAVIATE® trial is a multi-center, open label, randomized, controlled, dose-escalation Phase II trial to evaluate the efficacy, safety and tolerability of suprachoroidal delivery of ABBV-RGX-314 for the treatment of wet AMD. As of July 29, 2024, ABBV-RGX-314 at dose level 3 with short course prophylactic steroid eye drops continues to be well tolerated with no drug-related serious adverse events (SAEs) and no cases of intraocular inflammation, endophthalmitis, vasculitis, retinal artery occlusion, choroidal effusion or hypotony. Mild episcleritis occurred in three patients, all resolved and completed treatment with topical steroids. There were no cases of elevated intraocular pressure. Based on this favorable safety profile, the Phase II AAVIATE trial continues to enroll a new cohort to evaluate ABBV-RGX-314 at dose level 4 (1.5x10e12 GC/eye). Patients in this cohort will also receive short course prophylactic steroid eye drops.

DR and DME

The ALTITUDE® trial is a multi-center, open label, randomized, controlled, dose-escalation Phase II trial to evaluate the efficacy, safety and tolerability of ABBV-RGX-314 using suprachoroidal delivery for the treatment of DR. In November 2023, we announced data showing ABBV-RGX-314 was well tolerated at dose levels 1 and 2 and positive signals of efficacy, including 20.8% of patients exhibiting >2-step Diabetic Retinopathy Severity Scale (DRSS) improvement without additional DR treatment at one year.

In August 2025, we announced new data from the ALTITUDE trial and plans to initiate a pivotal program. New ALTITUDE trial data demonstrate a durable safety and efficacy profile observed in patients with non-proliferative DR through two years with a single, in-office injection. As of June 9, 2025, ABBV-RGX-314 was well tolerated at dose levels 1, 2 and 3, with no drug-related serious adverse events. No intraocular inflammation was observed through two years at dose level 3 (1.0x10e12 GC/eye) (n=15) with short-course topical prophylactic steroids. In August 2025, we and AbbVie executed an amendment to our collaboration agreement and announced plans to initiate a pivotal two-part placebo-controlled Phase IIb/III trial, with the primary endpoint being ≥2-step DRSS improvement at one year. Site selection for the Phase IIb/III trial is in progress.

The ALTITUDE trial includes a new cohort of patients with center-involved DME evaluating ABBV-RGX-314 at dose level 4. Enrollment completed in this cohort in June 2025. DME is a vision-threatening complication of DR; an estimated 34 million people globally have DME. Patients will receive a one-time, in-office injection of ABBV-RGX-314 at dose level 4 (1.5x10e12 GC/eye) with short course prophylactic steroid eye drops.

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

AFFINITY DUCHENNE® is a multicenter, open-label Phase I/II/III trial to evaluate the safety, tolerability and clinical efficacy of a one-time intravenous dose of RGX-202 in patients with Duchenne aged one and older. The initiation of the pivotal study, which is expected to enroll approximately 30 patients in the U.S. and Canada, as well as positive interim safety and efficacy data from the Phase I/II portion of the study were announced in November 2024. These data included positive biomarker data from the first nine patients, which demonstrated consistent, robust microdystrophin and transduction, as well as positive initial functional data. Subsequent findings were presented in March 2025 at the 2025 Muscular Dystrophy Association Clinical & Scientific Conference and in June 2025 via a Company webcast. In sum, these data were positive and demonstrate potential for RGX-202 to serve as a differentiated gene therapy for Duchenne. As of May 2025, we had reported positive microdystrophin data on 12 patients and positive initial functional data from five patients. We also reported a favorable safety profile with no serious adverse events or adverse events of special interest observed (n=13).

As of May 2025, the pivotal study was beyond 50% enrolled. In August 2025, we announced expectations to complete enrollment by October 2025, earlier than previous guidance of year-end 2025. Upon completion of enrollment in the pivotal trial, we expect to continue enrollment to support a planned confirmatory trial. We expect to share topline data in the first half of 2026 and submit a Biologics License Application (BLA) under the accelerated approval pathway in mid-2026.

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

In February 2024, we announced that, in the pivotal phase of the Phase I/II/III CAMPSIITE® trial, RGX-121 achieved its primary endpoint, a reduction in cerebrospinal fluid Heparan sulfate levels of D2S6, a biomarker indicative of brain disease activity, with statistical significance. In September 2024, we announced positive data from the pivotal dose level of RGX-121 demonstrating long-term systemic effect. We plan to use levels of cerebrospinal fluid Heparan sulfate D2S6 as a surrogate endpoint reasonably likely to predict clinical benefit for accelerated approval. A BLA for RGX-121 seeking accelerated approval was submitted to the FDA in March 2025. In May 2025, the FDA granted priority review of the BLA and a Prescription Drug User Fee Act (PDUFA) target action date of November 9, 2025 was assigned. A mid-cycle meeting and pre-license and Bioresearch Monitoring inspections were successfully completed in July and August 2025, respectively.

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

AbbVie Collaboration for ABBV-RGX-314

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

In August 2025, we and AbbVie entered into an amendment to the AbbVie Collaboration Agreement which modifies the development plan and milestone payment structure for the ABBV-RGX-314 DR program. Under the amendment, we will conduct the first registration enabling trial for DR suprachoroidal (SCS) treatment as a combined Phase IIb/III trial performed in two parts (Part 1 and Part 2), and AbbVie will conduct the second registration enabling trial as a separate, standalone Phase III trial. In lieu of the $200.0 million milestone due under the original AbbVie Collaboration Agreement upon first patient dosed in the first registration enabling trial for DR SCS treatment, AbbVie will pay us $100.0 million upon first patient dosed in the Phase IIb/III trial for DR SCS treatment and an additional $100.0 million upon first patient dosed in the subsequent Phase III trial. Also pursuant to the amendment, AbbVie will lead a new Phase IIIb randomized controlled study (the ACHIEVE Study) to assess the injection burden, adverse events, change in disease activity, and long-term preservation of visual acuity of ABBV-RGX-314 in adult participants with neovascular AMD. We will be responsible for our development expenses to conduct Part 1 of the Phase IIb/III trial for DR and the parties will share the development expenses related to Part 2 of the Phase IIb/III trial and the subsequent Phase III trial for DR in accordance with the existing terms of the AbbVie Collaboration Agreement. AbbVie will be responsible for all development expenses related to the ACHIEVE Study.

Nippon Shinyaku Collaboration for RGX-121 and RGX-111

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

We recognized $74.5 million of revenue under the Nippon Shinyaku Collaboration Agreement in the first half of 2025. For additional information regarding the agreement with Nippon Shinyaku, please refer to Note 10, “License and Collaboration Agreements—Nippon Shinyaku Collaboration and License Agreement” to the accompanying unaudited consolidated financial statements.

In May 2025, we entered into a loan agreement with entities managed by Healthcare Royalty Management, LLC (collectively and with other affiliated entities, HCR). Pursuant to the terms of the loan agreement, future royalties, sales-based milestone payments and certain development milestone payments earned under the Nippon Shinyaku Collaboration Agreement, along with consideration earned under various other NAV Technology Platform license agreements, shall be used to repay principal and interest owed to HCR. For additional information regarding the May 2025 loan agreement with HCR, please refer to Note 7, “Royalty Monetization Liabilities—2025 Royalty Bond” to the accompanying unaudited consolidated financial statements.

NAV Technology Licensing Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform and other intellectual property rights to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of June 30, 2025, our NAV Technology Platform was being applied in one commercial product, Zolgensma®, and the preclinical and clinical development of a number of other licensed products. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform and creating additional revenue opportunities.

Financial Overview

Revenues

Our revenues to date have consisted primarily of revenue generated from the licensing of our NAV Technology Platform and other intellectual property rights to NAV Technology Licensees and collaborators. We have not generated any revenues from commercial sales of our own products. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval and adequate labeling, our ability to generate future revenues will be materially compromised.

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

We expect to continue to incur significant research and development expenses for the foreseeable future as we continue the development of our product candidates and engage in early research and development for prospective product candidates and new technologies. The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024*	2025	2024*
Direct Expenses
ABBV-RGX-314	$12,691	$9,483	$21,254	$18,627
RGX-202	4,929	2,295	9,437	5,329
RGX-121	2,863	3,505	6,337	7,835
Other product candidates	2,508	1,081	3,299	3,434
Total direct expenses	22,991	16,364	40,327	35,225
Unallocated Expenses
Platform and early research	8,050	4,962	14,733	12,134
Personnel	18,047	16,039	36,689	33,099
Facilities	2,753	3,013	5,521	5,930
Stock-based compensation	3,989	4,699	7,936	9,592
Depreciation and amortization	3,670	3,792	7,381	7,733
Total unallocated expenses	36,509	32,505	72,260	68,488
Total research and development	$59,500	$48,869	$112,587	$103,713

* Certain amounts reported in prior years have been reclassified to conform to the current year's presentation.

Direct expenses related to the development of ABBV-RGX-314 include $17.1 million and $31.7 million for the three and six months ended June 30, 2025, respectively, and $21.3 million and $46.2 million for the three and six months ended June 30, 2024, respectively, in net cost reimbursement from AbbVie under our eye care collaboration, which were recorded as a reduction of research and development expenses. In addition to reimbursement of direct development expenses, net cost reimbursement from AbbVie includes reimbursement of personnel and overhead costs attributable to the development of ABBV-RGX-314, the underlying costs of which are reported as unallocated expenses in the table above. We typically utilize our employee and infrastructure resources across our development programs. As a result, we generally do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs.

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

General and Administrative Expense

Our general and administrative expenses consist primarily of salaries, wages and personnel-related costs, including benefits, travel and stock-based compensation, for employees performing functions other than research and development. This includes certain personnel in executive, commercial, corporate development, finance, legal, human resources, information technology, facilities and administrative support functions. Additionally, general and administrative expenses include costs associated with accounting, legal, commercial and other corporate advisory services, obtaining and maintaining patents, insurance, information systems and other general corporate activities, as well as facility-related costs and other corporate overhead costs not otherwise allocated to research and development expense. We expect that our general and administrative expenses will increase as we continue to develop, and potentially commercialize, our product candidates. Specifically, we expect general and administrative costs associated with the potential commercialization of our product candidates to increase in future periods as we and/or our commercial partners prepare for and carry out product launch efforts, in particular for the potential commercialization of our RGX-202 and ABBV-RGX-314 product candidates.

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

Interest Expense

Interest expense is primarily associated with our royalty monetization liabilities, including our December 2020 Zolgensma royalty purchase agreement (2020 Royalty Purchase Agreement) and May 2025 royalty bond (2025 Royalty Bond) with HCR. For further information regarding our royalty monetization liabilities and associated interest expense, please refer to Note 7, “Royalty Monetization Liabilities” to the accompanying unaudited consolidated financial statements.

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

Results of Operations

Our consolidated results of operations were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues
License and royalty revenue	$18,465	$21,846	$(3,381)	$105,514	$37,190	$68,324
Service revenue	2,894	449	2,445	4,857	727	4,130
Total revenues	21,359	22,295	(936)	110,371	37,917	72,454
Operating Expenses
Cost of license and royalty revenues	5,209	10,579	(5,370)	8,645	14,862	(6,217)
Research and development	59,500	48,869	10,631	112,587	103,713	8,874
General and administrative	19,883	18,855	1,028	40,230	37,146	3,084
Impairment of long-lived assets	—	—	—	—	2,101	(2,101)
Other operating expenses (income)	45	29	16	60	(5)	65
Total operating expenses	84,637	78,332	6,305	161,522	157,817	3,705
Loss from operations	(63,278)	(56,037)	(7,241)	(51,151)	(119,900)	68,749
Other Income (Expense)
Interest income from licensing	21	29	(8)	46	66	(20)
Investment income	3,379	3,468	(89)	5,880	5,937	(57)
Interest expense	(10,993)	(449)	(10,544)	(19,563)	(2,422)	(17,141)
Total other income (expense)	(7,593)	3,048	(10,641)	(13,637)	3,581	(17,218)
Net loss	$(70,871)	$(52,989)	$(17,882)	$(64,788)	$(116,319)	$51,531

Comparison of the Three Months Ended June 30, 2025 and 2024

License and Royalty Revenue. License and royalty revenue decreased by $3.4 million, from $21.8 million for the three months ended June 30, 2024 to $18.5 million for the three months ended June 30, 2025. The decrease was primarily attributable to Zolgensma royalty revenues, which decreased by $3.3 million, from $21.8 million for the second quarter of 2024 to $18.4 million for the second quarter of 2025. Novartis reported Zolgensma sales of $297 million for the second quarter of 2025, a decrease of 15% from the second quarter of 2024, driven by lower incidence of SMA during the period.

Service Revenue. Service revenue increased by $2.4 million, from $0.4 million for the three months ended June 30, 2024 to $2.9 million for the three months ended June 30, 2025. The increase was primarily attributable to $2.7 million of development service revenue recognized under our collaboration with Nippon Shinyaku in the second quarter of 2025.

Research and Development Expense. Research and development expenses increased by $10.6 million, from $48.9 million for the three months ended June 30, 2024 to $59.5 million for the three months ended June 30, 2025. The increase was primarily attributable to the following:

•
an increase of $5.7 million in manufacturing-related expenses and other clinical supply costs for our lead product candidates, largely driven by ABBV-RGX-314 clinical supply and purchases of raw materials;
•
an increase of $3.2 million in costs associated with clinical trials and regulatory activities, largely driven by clinical trial expenses for ABBV-RGX-314 and RGX-202 pivotal trials; and
•
an increase of $1.4 million in personnel-related costs as a result of increased headcount of development personnel, net of a $0.7 million decrease in stock-based compensation expense.

General and Administrative Expense. General and administrative expenses increased by $1.0 million, from $18.9 million for the three months ended June 30, 2024 to $19.9 million for the three months ended June 30, 2025. The increase was primarily attributable to personnel-related costs for general and administrative personnel and professional services and consulting fees, including legal and other corporate advisory services.

Interest Expense. Interest expense increased by $10.5 million, from $0.4 million for the three months ended June 30, 2024 to $11.0 million for the three months ended June 30, 2025. The increase was primarily attributable to interest expense under our royalty monetization liabilities, driven largely by an increase in forecasted Zolgensma royalties expected to be paid to HCR under the 2020 Royalty Purchase Agreement and interest expense incurred to date under the 2025 Royalty Bond issued in May 2025.

Comparison of the Six Months Ended June 30, 2025 and 2024

License and Royalty Revenue. License and royalty revenue increased by $68.3 million, from $37.2 million for the six months ended June 30, 2024 to $105.5 million for the six months ended June 30, 2025. The increase was primarily attributable to $70.0 million of upfront license revenue recognized under our collaboration with Nippon Shinyaku in the first quarter of 2025.

Service Revenue. Service revenue increased by $4.1 million, from $0.7 million for the six months ended June 30, 2024 to $4.9 million for the six months ended June 30, 2025. The increase was primarily attributable to $4.5 million of development service revenue recognized under our collaboration with Nippon Shinyaku in the first half of 2025.

Research and Development Expense. Research and development expenses increased by $8.9 million, from $103.7 million for the six months ended June 30, 2024 to $112.6 million for the six months ended June 30, 2025. The increase was primarily attributable to the following:

•
an increase of $8.9 million in manufacturing-related expenses and other clinical supply costs for our lead product candidates, largely driven by ABBV-RGX-314 clinical supply and purchases of raw materials; and
•
an increase of $2.0 million in personnel-related costs as a result of increased headcount of development personnel, net of a $1.7 million decrease in stock-based compensation expense.

The increase in research and development expenses was partially offset by a decrease of $2.7 million in overall costs for clinical trials, preclinical activities and other early-stage development.

General and Administrative Expense. General and administrative expenses increased by $3.1 million, from $37.1 million for the six months ended June 30, 2024 to $40.2 million for the six months ended June 30, 2025. The increase was primarily attributable to personnel-related costs for general and administrative personnel and professional services and consulting fees, including legal and other corporate advisory services.

Interest Expense. Interest expense increased by $17.1 million, from $2.4 million for the six months ended June 30, 2024 to $19.6 million for the six months ended June 30, 2025. The increase was primarily attributable to interest expense under our royalty monetization liabilities, driven largely by an increase in forecasted Zolgensma royalties expected to be paid to HCR under the 2020 Royalty Purchase Agreement and interest expense incurred to date under the 2025 Royalty Bond issued in May 2025.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $363.6 million, which were primarily derived from the royalty monetization in May 2025 and the up-front payment received under the Nippon Shinyaku Collaboration Agreement in March 2025, each as described below, and the sale of our common stock and pre-funded warrants in March 2024. We expect that our cash, cash equivalents and marketable securities as of June 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements, and are sufficient to meet our financial commitments and obligations, for at least the next 12 months from the date of this report based on our current business plan.

In May 2025, we entered into a loan agreement with HCR pursuant to which HCR will provide us with an aggregate limited recourse loan of up to $250.0 million (the 2025 Royalty Bond). The 2025 Royalty Bond is disbursable to us in three tranches, with $150.0 million funded on the closing date in May 2025, $50.0 million available to be funded if sales of a specified product exceed a specified sales threshold prior to December 31, 2026, and $50.0 million available to be funded if both parties exercise an option in 2027. Proceeds received from the initial funding tranche of the 2025 Royalty Bond in May 2025, net of discounts and transaction costs, were $144.5 million. The 2025 Royalty Bond matures in 2035, subject to potential extension, and bears interest at a rate of 9.75% plus the 3-month secured overnight financing rate as administered by the Federal Reserve Bank of New York (SOFR), with a minimum interest rate of 14.0%. Prior to the maturity date, interest and principal under the 2025 Royalty Bond shall be paid quarterly to HCR solely from proceeds received, net of upstream obligations to licensors, from certain specified royalties, milestone payments, license fees and other consideration payable to us under the Zolgensma license with Novartis Gene Therapies, the Nippon Shinyaku Collaboration Agreement and certain other NAV Technology Platform license agreements.

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

At-the-Market Offering Program

In December 2024, we entered into a Sales Agreement with Leerink Partners LLC (Leerink) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through Leerink, acting as our sales agent (the Leerink ATM Program). As of June 30, 2025, no shares of common stock had been sold under the Leerink ATM Program. We intend to use proceeds obtained from the sale of shares under the Leerink ATM Program, if any, for general corporate purposes.

Cash Flows

Our consolidated cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(15,713)	$(100,952)
Net cash provided by (used in) investing activities	(95,693)	12,915
Net cash provided by financing activities	133,438	111,280
Net increase in cash and cash equivalents and restricted cash	$22,032	$23,243

Cash Flows from Operating Activities

Our net cash used in operating activities for the six months ended June 30, 2025 decreased by $85.2 million from the six months ended June 30, 2024, largely as a result of the $110.0 million up-front fee received from Nippon Shinyaku in March 2025. We expect to continue to incur regular net cash outflows from operations for the foreseeable future as we continue the development and advancement of our product candidates and other research programs.

For the six months ended June 30, 2025, our net cash used in operating activities of $15.7 million consisted of a net loss of $64.8 million, offset by favorable changes in operating assets and liabilities of $24.0 million and adjustments for non-cash items of $25.1 million. The changes in operating assets and liabilities include an increase in deferred revenue of $37.7 million, which was driven primarily by the deferred portion of the $110.0 million up-front payment received under our collaboration with Nippon Shinyaku in the first quarter of 2025. The favorable changes in operating assets and liabilities were partially offset by an increase in prepaid expenses and other current assets of $7.3 million, which was driven primarily by an increase in net cost reimbursement due from AbbVie under our ABBV-RGX-314 collaboration and increases in prepaid clinical trial services and software licenses. Other changes in operating working capital occurred in the normal course of business. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $17.2 million and depreciation and amortization expense of $7.9 million.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2025, our net cash used in investing activities consisted of $230.3 million used to purchase marketable debt securities and $1.4 million used to purchase property and equipment, offset by $136.0 million in maturities of marketable debt securities.

For the six months ended June 30, 2024, our net cash provided by investing activities consisted of $151.7 million in maturities of marketable debt securities, offset by $137.7 million used to purchase marketable debt securities and $1.0 million used to purchase property and equipment.

Cash Flows from Financing Activities

For the six months ended June 30, 2025, our net cash provided by financing activities primarily consisted of $144.5 million in proceeds received from the issuance of the 2025 Royalty Bond and warrants to HCR in May 2025, net of discounts and transaction costs paid during the period, and was partially offset by $10.9 million of royalties paid, net of interest, under our royalty monetization liabilities.

For the six months ended June 30, 2024, our net cash provided by financing activities primarily consisted of $131.4 million in proceeds received from the public offering of common stock and pre-funded warrants completed in March 2024, net of underwriting discounts and commissions and other offering expenses paid during the period, and $1.5 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan. Our net cash provided by financing activities was partially offset by $20.5 million of royalties paid, net of interest, under our royalty monetization liabilities.

Additional Capital Requirements

Our material capital requirements from known contractual and other obligations primarily relate to our vendor service contracts and purchase commitments, in-license agreements, operating lease agreements and royalty monetization liabilities. Our material commitments and obligations are further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, and in the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. Other than the changes described in the notes to the unaudited consolidated financial statements accompanying this Quarterly Report on Form 10-Q, including Note 7, "Royalty Monetization Liabilities," and Note 8, “Commitments and Contingencies,” there have been no material changes to our commitments and obligations since December 31, 2024.

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $996.9 million as of June 30, 2025. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect to continue to incur significant research and development and general and administrative expenses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect to continue to incur capital expenditures associated with building out additional laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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
•
revenue received from commercial sales of Zolgensma;
•
revenue received from other commercial sales of our licensees’ and collaborators’ products, should any of the product candidates receive marketing approval, and other revenues received under our licensing agreements and collaborations;
•
the timing and amount of Zolgensma royalties and other specified royalties, milestones and consideration under our license agreements and collaborations paid to HCR under our royalty monetization agreements;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our exposure to market risk during the six months ended June 30, 2025.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC's Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	3.1	6/7/21

3.2	Amended and Restated Bylaws	8-K	3.2	9/22/15

4.1	REGENXBIO Inc. Warrant to Purchase Common Stock	S-3	4.5	6/13/25

10.1*	REGENXBIO Inc. 2025 Equity Incentive Plan	S-8	99.1	6/13/25

10.2*	Form of Restricted Stock Unit Award Agreement for the 2025 Equity Incentive Plan				X

10.3*	Form of Stock Option Award Agreement for the 2025 Equity Incentive Plan				X

10.4†	Loan Agreement dated May 16, 2025 between REGENXBIO RS LLC and affiliate of HealthCare Royalty Management, LLC				X

31.1	Certification of the Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets

(ii) Consolidated Statements of Operations and Comprehensive Loss

(iii) Consolidated Statements of Stockholders’ Equity

(iv) Consolidated Statements of Cash Flows

(v) Notes to Consolidated Financial Statements

					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025 formatted in Inline XBRL (included in Exhibit 101)

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

REGENXBIO Inc.

Dated: August 7, 2025	/s/ Curran Simpson
Curran Simpson
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2025	/s/ Mitchell Chan
Mitchell Chan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)