Form 10-K
period 2025-12-31
REGENXBIO Inc.
filed 2026-03-05
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 30, 2025, the last business day of the registrant’s most recently completed second quarter, was $385,010,782.

As of February 27, 2026, there were 51,612,984 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement with respect to the registrant’s 2026 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

REGENXBIO INC.

Form 10-K

For the Year Ended December 31, 2025

PART I

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements express a belief, expectation or intention and are generally accompanied by words that convey projected future events or outcomes such as “anticipate,” “assume,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “position,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or variations of such words or by similar expressions. We have based these forward-looking statements on our current expectations, estimates and assumptions and analyses in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks, uncertainties, assumptions and other important factors, including, but not limited to:

•
our ability to establish and maintain development partnerships, including our collaboration with AbbVie to develop and commercialize surabgene lomparvovec (sura-vec, ABBV-RGX-314) and our collaboration with Nippon Shinyaku Co., Ltd. to develop and commercialize RGX-121 (clemidsogene lanparvovec) and RGX-111;
•
our ability to obtain, including under accelerated approval, and maintain regulatory approval of our product candidates and the labeling for any approved products;
•
our ability to address the deficiencies cited in the Complete Response Letter for RGX‑121;
•
our ability to resolve the clinical holds for RGX‑111 and RGX‑121 to the satisfaction of the FDA;
•
the timing of enrollment, commencement, completion and the success of our AAVIATE®, AFFINITY BEYOND®, AFFINITY DUCHENNE®, ALTITUDE®, ASCENT®, ATMOSPHERE®, CAMPSIITE®, NAAVIGATE and other clinical trials;
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
•
our ability to continue as a going concern; and

•
changes in the financial markets and banking system that may affect the availability and terms on which we may obtain financing and our ability to accurately predict how long our existing cash resources will be sufficient to fund our anticipated operating expenses.

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

AAVIATE, AFFINITY BEYOND, AFFINITY DUCHENNE, ALTITUDE, ASCENT, ATMOSPHERE, CAMPSIITE, NAV, NAVXpress, NAVXcell, REGENXBIO and the REGENXBIO logos are our registered trademarks. Any other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

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

Our investigational gene therapies use adeno-associated virus (AAV) vectors from our proprietary gene delivery platform, which we call our NAV® Technology Platform. AAV vectors are non-replicating viral delivery vehicles that are not known to cause disease. Our NAV Technology Platform has consisted of exclusive rights to a large portfolio of AAV vectors (NAV Vectors), including commonly used AAV8 and AAV9. We believe this platform forms a strong foundation for our current clinical-stage programs and, with our ongoing research and development, we expect to continue to expand our platform and pipeline of potential AAV vector-based gene therapies. Our NAV Technology Platform is the foundation for commercial and investigational AAV therapeutics that have treated thousands of patients through our clinical pipeline and NAV licensees.

We have developed a broad pipeline of investigational AAV therapeutics using our NAV Technology Platform as one-time treatments to address an array of diseases. We are currently focusing our internal development pipeline in three areas: retinal, neuromuscular and neurodegenerative diseases. We believe these product candidates are differentiated, can be expedited, and support meaningful near-term and long-term value generation. Our investigational gene therapies include:

•
Surabgene lomparvovec (sura-vec, ABBV-RGX-314), which we are developing in collaboration with AbbVie to treat large patient populations impacted by wet age-related macular degeneration (wet AMD) and diabetic retinopathy (DR).

•
RGX-202, which we are developing to treat Duchenne muscular dystrophy (Duchenne), one of the most common fatal genetic disorders affecting children.
•
RGX-121 (clemidsogene lanparvovec) and RGX-111, which we are developing and plan to commercialize with Nippon Shinyaku to treat Mucopolysaccharidosis type II (MPS II) and Mucopolysaccharidosis type I (MPS I), both of which are progressive, neurodegenerative lysosomal storage disorders.

Our internal pipeline is shown below.

Since our founding, we have built a team of experts in research and development, preclinical and clinical development, scalable manufacturing and commercialization, enabling us to have integrated, end-to-end capabilities. We believe AAV therapeutics represent a simplified and efficient potential new class of innovative medicines. Our experience and expertise distinguish us from other gene therapy companies and will help ensure value generation and our continued growth.

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

Since our inception, we have built and advanced multiple promising gene therapies into late-stage clinical development. All of our gene therapies were built on our NAV Technology Platform. Together, with our in-house, U.S.-based manufacturing and end-to-end capabilities, we are excited about the prospect of bringing these assets to commercial stage and continuing to leverage our NAV Technology Platform to generate additional promising gene therapies.

Our NAV Technology Platform

In 2009, we acquired exclusive rights to our NAV Technology Platform. Our NAV Technology Platform includes over 100 NAV Vectors, as well as vectors that are at least 95% identical to any NAV Vector, that provide the foundation for the development of new AAV therapeutics. We have observed that several of our NAV Vectors demonstrate preferential tropisms for a range of tissues, as well as efficient transgene delivery and expression that may produce a therapeutic effect. Our NAV Technology Platform has enabled the development of a number of gene therapies being investigated in clinical trials and two that are FDA-approved.

For many years, by sublicensing NAV Vectors from our NAV Technology Platform to other biopharmaceutical companies with disease-specific expertise, which we refer to as our NAV Technology Licensees, we received capital to advance our own research and capabilities. Our NAV Technology Platform is being applied to a number of programs over a broad range of therapeutic areas and disease indications by our NAV Technology Licensees. These partnered programs include Novartis’ Zolgensma® and Itvisma® gene therapies for the treatment of spinal muscular atrophy (SMA), a debilitating and potentially deadly disease. Zolgensma was approved by the U.S. Food and Drug Administration (FDA) in 2019 for the treatment of SMA in patients under the age of two years old, and Itvisma was approved by the FDA in November 2025 for the treatment of SMA in patients two years and older. Together, Zolgensma and Itvisma have been used to treat thousands of patients suffering from SMA. Our partnering strategy provides us the flexibility to sublicense development of treatments designed to address significant unmet medical needs, while remaining focused on our own pipeline of gene therapies.

We believe we have extensive human safety experience to support the development of our investigational AAV therapeutics based on data from thousands of patients dosed with AAV therapeutics derived from our NAV Technology Platform in two FDA approved products and numerous clinical stage programs. To date, we have observed that AAV therapeutics derived from our NAV Technology Platform have been generally well tolerated.

Our AAV Platform

Discovery and Development

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

We are also discovering and engineering novel capsids by leveraging the natural diversity of our NAV Vectors and our detailed knowledge of AAV structure and function. Leveraging an AI-powered engineering platform, we are generating new capsids with the potential to improve efficacy at lower doses.

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

AAV Therapeutic Manufacturing

We have invested in innovative manufacturing process development and analytical capabilities and use a suspension cell culture-based manufacturing process. We have deep in-house knowledge of biologics and gene therapy manufacturing, which has enabled us to scale manufacturing of our AAV therapeutics while ensuring product quality for patients and improving cost-of-goods. We have developed systems which we believe will provide robust manufacturing and global supply of AAV therapeutics to meet quality requirements and anticipated research, clinical and future commercial demand. Our Good Manufacturing Practices (cGMP) production facility, the REGENXBIO Manufacturing Innovation Center (RMIC), is located in our corporate headquarters in Rockville, Maryland. The RMIC was designed to support clinical and future commercial production of AAV therapeutics and has been in operation since mid-2022. In 2025, the FDA completed a pre-license inspection (PLI) and bioresearch monitoring (BIMO) inspection as part of the RGX-121 Biologics License Application (BLA) with no observations.

We have developed a proprietary, high-yielding manufacturing process platform for NAV vector production (NAVXpress®) that can be applied across multiple AAV therapeutics. This manufacturing process platform approach improves development efficiency and shortens timelines by leveraging data across multiple programs. The suspension-based manufacturing platform has demonstrated robust scalability from bench-scale to 500 liter and 1,000-liter cGMP batches with consistent yield and product purity demonstrated via comparability studies. At the RMIC facility, we have demonstrated the ability to scale the manufacturing process up to 2,000 liters.

We believe NAVXpress enables consistent, rapid, and reliable manufacturing across programs, addressing key challenges in advancing gene therapies to market and at scale. The NAVXpress manufacturing process is fully characterized, and we have completed full-scale process validation across three of our late-stage programs to support the RGX-121 BLA and future BLA submissions.

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

The close collaboration of our research and manufacturing teams allows us to evaluate the manufacturability of AAV therapeutics early in the discovery process and move quickly from candidate selection to the manufacturing of clinical-grade material. We believe this allows us to accelerate the process of developing AAV therapeutics.

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

We leverage and support the advancement of innovative devices to deliver our investigational gene therapies using multiple routes of administration, including to the central nervous system and subretinal and suprachoroidal regions of the eye. As part of our delivery device expertise, we have created teams of experts to support and train physicians to deliver AAV therapeutics in operating room and physician office settings.

In recent years, a tremendous amount of progress has been made in the development of gene therapies, and we believe we are a leader in these advancements.

Our Investigational AAV Therapeutics

We are currently focusing our internal development pipeline in three areas: retinal diseases, neuromuscular diseases and neurodegenerative diseases.

Sura-vec (ABBV-RGX‑314) for the Treatment of Wet AMD and DR

We are developing surabgene lomparvovec (sura-vec, ABBV-RGX‑314) in collaboration with AbbVie as a potential one-time treatment for wet AMD and DR. These diseases are characterized by loss of vision due to excess fluid accumulation from new blood vessel formation and treated with anti-vascular endothelial growth factor (anti-VEGF) therapies.

Wet AMD is the leading cause of vision loss in people over 60, affecting more than two million patients in the United States, Europe and Japan. The risk for developing wet AMD increases with age and we anticipate that the incidence of new cases will continue to increase significantly with the growth of an aging population. In patients with wet AMD, fluid accumulation can result in physical changes in the structure of the retina and adverse changes in vision. As this process progresses, blindness can result from atrophy and scar formation.

DR is a complication of diabetes and is the leading cause of blindness in adults between 24 and 75 years of age worldwide. It is a progressive retinopathy, and the spectrum of DR severity ranges from non-proliferative diabetic retinopathy (NPDR) to proliferative diabetic retinopathy (PDR). As DR progresses, a large proportion of patients develop vision-threatening complications, including diabetic macular edema (DME) and neovascularization that can lead to blindness. An estimated 27 million patients are affected with DR across the U.S., Europe and Japan, and of those, there are more than 23 million DR patients without center-involved DME. DR is the leading cause of vision loss in working-age adults and the incidence is expected to continue to grow significantly with the prevalence of diabetes.

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

Sura-vec is being developed as a novel, one-time treatment that includes the NAV AAV8 vector containing a gene for a monoclonal antibody fragment designed to inhibit VEGF activity, modifying the pathway for formation of new leaky blood vessels and retinal fluid accumulation. After delivery of sura-vec, we believe retinal cells will continue to produce the anti-VEGF protein. Two separate routes of administration of sura-vec to the eye are being evaluated: a subretinal delivery procedure as well as a targeted, in-office administration to the suprachoroidal space. We have licensed certain exclusive rights to the SCS Microinjector® from Clearside Biomedical, Inc. (Clearside) to deliver gene therapy treatments to the suprachoroidal space of the eye.

Sura-vec is currently being evaluated in multiple clinical trials, including two pivotal trials (ATMOSPHERE and ASCENT), one Phase II bridging study, one long-term follow-up study and a fellow eye sub-study in patients with wet AMD, all utilizing subretinal delivery. Additionally, two Phase II clinical trials in patients with wet AMD (AAVIATE) and DR (ALTITUDE) are ongoing along with two corresponding long-term follow-up studies, all utilizing in-office suprachoroidal delivery. Within the Phase II study in DR, we are also evaluating ABBV-RGX-314 in diabetic macular edema (DME). Additionally, we are planning a Phase IIb/III program in DR and expect to dose the first patient in a two-part Phase IIb/III study (NAAVIGATE) in the second quarter of 2026.

Clinical Development of Sura-vec Subretinal Delivery for the Treatment of Wet AMD

We have two ongoing pivotal trials, ATMOSPHERE® and ASCENT®, for the treatment of wet AMD using sura-vec (ABBV-RGX-314) delivered subretinally.

ATMOSPHERE and ASCENT are multi-center, randomized, active-controlled pivotal trials to evaluate the efficacy and safety of a single-administration of sura-vec versus standard of care in patients with wet AMD. Enrollment in both trials completed in October 2025. To support future commercialization of sura-vec, the cGMP material produced by our NAVXpress platform process has been incorporated in the ongoing pivotal trials, ATMOSPHERE and ASCENT, for the treatment of wet AMD using sura-vec delivered subretinally.

These trials are expected to support global regulatory submissions, including with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA). Over 1,200 participants enrolled in ATMOSPHERE and ASCENT combined. We expect topline data from these trials to be shared in the fourth quarter of 2026.

In October 2022, we announced data from the Phase I/IIa long-term follow-up study of sura-vec for the treatment of wet AMD using subretinal delivery (n=37). Results show that sura-vec demonstrated to be generally well-tolerated (nine SAEs were reported in four patients, none of which were considered related to sura-vec) and patients treated with sura-vec demonstrated a durable treatment effect up to four years in Cohort 3 and up to three years in Cohort 4. Stable to improved visual acuity was observed, with a mean BCVA of +12 letters from baseline at four years for Cohort 3 patients and -5 letters from baseline at three years for Cohort 4 patients following sura-vec administration.

Two-year findings from this study were published in The Lancet in March 2024, in a paper titled "Gene therapy for neovascular age-related macular degeneration by subretinal delivery of RGX-314: a phase 1/2a dose-escalation study".

In July 2025, we presented final one-year data at the American Society of Retinal Specialists annual meeting from the Phase II pharmacodynamic study designed to evaluate the same dose levels being used in the two pivotal trials. Results support the dose levels demonstrated similar clinical profiles. As of October 21, 2024, sura-vec manufactured using REGENXBIO's NAVXpress platform process was well tolerated at both dose levels with no drug-related serious adverse events (SAEs). At one year, at both dose levels, participants receiving sura-vec demonstrated stable to improved best corrected visual acuity and central retinal thickness, as well as meaningful reductions in anti-VEGF burden in participants with high treatment burden, with the majority remaining injection-free.

In June 2025, we reported one-year results from the Phase II fellow eye sub-study Clinical Trials at the Summit. The sub-study evaluated subretinal delivery of sura-vec in patients who received sura-vec in the Phase I/IIa or bridging studies and elected to receive treatment in their second eye. As of May 26, 2025, sura-vec was well tolerated in the treated second eye with no drug-related serious adverse events and no cases of intraocular inflammation observed. At 12 months post-administration, patients saw a 93% reduction in anti-VEGF treatment burden and sustained vision and anatomy. We believe these data demonstrate the potential of sura-vec to preserve vision long-term for patients with wet AMD as a one-time treatment for both eyes. Bilateral disease impacts a significant number of patients with wet AMD.

Clinical Development of Sura-vec Suprachoroidal Delivery for the Treatment of Wet AMD

We are also evaluating the efficacy, safety and tolerability of suprachoroidal delivery of sura-vec through AAVIATE®, a multi-center, open label, randomized, controlled, dose-escalation Phase II trial of sura-vec for the treatment of wet AMD.

In January 2024, we announced data from the AAVIATE trial demonstrating that patients treated with sura-vec continue to demonstrate stable BCVA and CRT at six months. In addition, a meaningful reduction in anti-VEGF treatment burden was observed following administration of sura-vec. The highest reduction was seen in dose level 3, demonstrating an 80% reduction in annualized injection rate with 50% of patients remaining injection-free.

As of July 29, 2024, sura-vec at dose level 3 with short course prophylactic steroid eye drops continued to be well tolerated with no drug-related serious adverse events (SAEs) and no cases of intraocular inflammation, endophthalmitis, vasculitis, retinal artery occlusion, choroidal effusion, or hypotony. Mild episcleritis occurred in three patients, all resolved and completed treatment with topical steroids. There were no cases of elevated intraocular pressure. Based on this favorable safety profile, the Phase II AAVIATE trial also enrolled a cohort to evaluate sura-vec at dose level 4 (1.5x10e12 GC/eye). Patients in this cohort also received short course prophylactic steroid eye drops.

Clinical Development of Sura-vec Suprachoroidal Delivery for the Treatment of DR

We are evaluating the efficacy, safety and tolerability of suprachoroidal delivery of sura-vec for the treatment of DR. In August 2025, we announced 2-year results from ALTITUDE®, a multi-center, open label, randomized, controlled, dose-escalation Phase II trial evaluating patients with non-proliferative DR (NPDR) who received a single, in-office injection of sura-vec.

As of June 9, 2025, sura-vec was well tolerated at dose levels 1, 2 and 3, with no drug-related SAEs. No intraocular inflammation was observed through two years at dose level 3 (1.0x10e12 GC/eye) (n=15) with short-course topical prophylactic steroids. Additionally, NPDR patients that received sura-vec demonstrated durable, long-term efficacy. Sura-vec demonstrated a dose-dependent increased rate of meaningful improvement as measured by the Early Treatment Diabetic Retinopathy Study-Diabetic Retinopathy Severity Scale, with 50% of dose level 3 patients achieving at least a two-step improvement without the need for any supplemental treatment. We also reported that dose level 3 patients achieved an over 70% reduction in the risk of vision threatening events compared to historical control.

Based on these results, we announced we will initiate a pivotal Phase IIb/III trial evaluating sura-vec in subjects with NPDR without center-involved DME, and a corresponding amendment to our eyecare collaboration with AbbVie. We are activating clinical sites for a Phase IIb/III double-masked sham injection controlled trial. We expect to dose the first patient in the second quarter of 2026.

The Phase II ALTITUDE trial also includes a cohort of patients with center-involved DME. Enrollment completed in this cohort in June 2025. DME is a vision-threatening complication of DR. Patients will receive a one-time, in-office injection of sura-vec dose level 4 (1.5x10e12 GC/eye) with short course prophylactic steroid eye drops.

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

Clinical Development of RGX-202

AFFINITY DUCHENNE® is a multicenter, open-label Phase I/II/III trial evaluating two dose levels (1x1014 GC/kg and 2x1014 GC/kg) of RGX-202 in ambulatory patients aged one and older. The pivotal phase of the trial, evaluating dose level 2, is fully enrolled (n=30) and expected to support a BLA submission using the accelerated approval pathway in 2026.

In November 2024, we reported positive interim safety and efficacy data from the Phase I/II portion of the trial. This included a favorable safety profile at both dose levels among the first eleven patients, with no adverse events (AEs) or series adverse events (SAEs) reported, positive RGX-202 microdystrophin expression results for the first nine patients, with all patients exceeding 10% expression, and positive functional outcomes from the first five Phase I/II participants. Functional results included 12-month data from three dose level 1 patients aged 4-10 and nine-month data from two dose level 2 (pivotal dose) patients aged 8 and 12. In all five participants, across both dose levels, RGX-202 demonstrated evidence of positively impacting disease trajectory, with patients demonstrating stable or improved function on NSAA and timed function tests including time to stand, 10 meter walk/run and time to climb. Results were measured against external natural history controls matched for age and baseline function.

Through January 2026, subsequent interim data from the Phase I/II study was presented and was generally consistent with the positive initial findings. Results reported in June 2025 demonstrated a continued favorable safety profile with no SAEs or adverse events of special interest (AESI) reported (n = 13), positive safety data including consistent, robust microdystrophin expression and transduction across all treated ages (n = 12) and positive interim functional results from all dose level 2 recipients at 9 and 12 months (all dose level 2 participants exceeded external natural history controls on all functional measures). Additional positive data evaluating individual patient North Star Ambulatory Assessment (NSAA) using the established cTAP disease progression model results at 12 months were presented in October 2025 (at the 2025 International Congress of the World Muscle Society) and at 18 months in January 2026 (via a company announcement). As of January 5, 2026, RGX-202 was well tolerated in the Phase I/II trial, with no SAEs or AESIs.

The pivotal portion of AFFINITY DUCHENNE is ongoing and we expect to report topline data from the ongoing pivotal study of AFFINITY DUCHENNE in early second quarter of 2026. To support potential accelerated approval, the primary endpoint of the pivotal trial is the proportion of participants whose RGX-202 microdystrophin expression is ≥ 10% at Week 12. Secondary endpoints include change from baseline on timed function tests including time to stand, 10 meter walk/run and time to climb in participants ages 4 and older. Participants aged 1 to < 4 years will be evaluated using the Peabody Developmental Motor Scale-Third Edition and stride velocity 95th centile. Patients will be assessed on the North Star Ambulatory Assessment (NSAA) as an exploratory endpoint. We expect to request a pre-BLA meeting with the FDA based on this data in mid-2026. Additional regulatory interactions with the FDA and European Medical Association (EMA) are planned for the first half of 2026. We are recruiting patients (n=30) in the confirmatory portion of the AFFINITY DUCHENNE trial of RGX-202.

Additionally, preclinical results comparing a microdystrophin gene therapy construct that included the C-terminal (CT) domain, which is included in the RGX-202 construct, to a microdystrophin construct without the CT domain which were published in Molecular Therapy Methods and Clinical Development in July 2025. The results showed that the microdystrophin with the CT domain improved functional benefit compared to the microdystrophin without, supporting the potential of RGX-202 to drive functional improvements in patients with Duchenne Muscular Dystrophy.

RGX-202 is manufactured using our proprietary, high-yielding NAVXpress platform process. This suspension-based manufacturing process has demonstrated scalability up to 2,000 liters with consistent yield and product purity. The RMIC has the capacity and yields to produce up to 2,500 doses of RGX-202 per year to support future commercialization. We began manufacturing the first batches of RGX-202 intended for commercial supply at the RMIC and completed the Process Performance Qualification (PPQ) campaign in the fourth quarter of 2025.

Additionally, we are recruiting patients in the AFFINITY BEYOND® trial, an observational screening study. The primary objective of AFFINITY BEYOND is to evaluate the prevalence of AAV8 antibodies in patients with Duchenne up to 12 years of age. Information collected in this study may be used to identify potential participants for the AFFINITY DUCHENNE trial and potential future trials of RGX-202.

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

In February 2024, we reported that the pivotal phase of the CAMPSIITE trial achieved its primary endpoint, proportion of patients with cerebrospinal fluid (CSF) D2S6 below maximum attenuated level at W16. Accurate and sensitive measurements of CSF GAGs, such as HS D2S6, have the potential to be considered a surrogate endpoint that is reasonably likely to predict clinical benefit in MPS II disease under the accelerated approval pathway, as buildup of GAGs in the CSF of MPS II patients correlates with clinical manifestations including neurodevelopmental deficits. MPS II patients treated with RGX-121 achieved decreased CSF levels of D2S6 below maximum attenuated disease levels at 16 weeks (p value of 0.00016). Patients receiving RGX-121 demonstrated an 86% median reduction in D2S6, approaching normal levels. Initial pivotal results were consistent with data from the dose-finding phase of CAMPSIITE, in which the majority of patients were shown to be exceeding expectations in neurodevelopmental function compared to natural history data up to four years.

In June 2024, we announced the completion of a successful pre-BLA meeting for RGX-121, where we finalized details of our BLA with FDA. In that announcement, we shared that the FDA continued to be aligned with our plan to use CSF levels of HS D2S6 as a surrogate endpoint reasonably likely to predict clinical benefit to support accelerated approval of RGX-121.

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

In January 2025, we announced a strategic partnership with Nippon Shinyaku to develop and commercialize RGX-121 and RGX-111 in the United States and certain countries in Asia. For more information, refer to "Nippon Shinyaku Partnership for MPS Diseases" below.

In March 2025, we submitted a BLA for RGX-121 seeking accelerated approval to the FDA, which we believe is likely to be eligible for priority review. In August 2025, the FDA completed a pre-license inspection and bioresearch monitoring information inspection for the RGX-121 BLA with no observations. Also in August 2025, we announced the FDA had extended its review timeline of the RGX-121 BLA following the Company's submission of longer-term clinical data for all patients in the pivotal study of RGX-121 (n=13) in response to an FDA information request, resulting in an extension of the Prescription Drug User Fee Act (PDUFA) date from November 9, 2025 to February 8, 2026. These positive 12-month clinical data, which were consistent with biomarker and neurodevelopmental data previously submitted on the same patients in the BLA, were presented during the International Congress of Inborn Errors of Metabolism (ICIEM) in September 2025.

In January 2026, we announced that the FDA placed the RGX-121 program on clinical hold in relation to a serious adverse event in a patient treated in the Phase I/II trial of RGX-111. The FDA cited the similarities in products, study populations, and shared risk between the clinical studies. For more information, refer to the “Clinical Development of RGX-111 for the Treatment of MPS I” below.

In February 2026, we announced that the FDA issued a Complete Response Letter (CRL) for the RGX-121 BLA. The FDA stated in the CRL that it had agreed to the study protocol in principle and outlined several reasons for not approving the gene therapy, including uncertainty regarding the study eligibility criteria to adequately define a population with neuronopathic disease (vs. attenuated disease), the comparability of the natural history external control to the study population, and the appropriateness of CSF HS D2S6 as a surrogate endpoint reasonably likely to predict clinical benefit. The CRL lists several potential paths forward, including a new study, treating additional patients and conducting longer-term follow up, and using an untreated control arm. Throughout active discussions during the BLA process, we believed we had addressed the points raised in the CRL through the submission of additional data and responses to numerous information requests. The FDA did not agree the data set provided substantial evidence of effectiveness to support approval of RGX-121 for the treatment of MPS II. We plan to request a Type A meeting with the FDA.

As of March 2026, we plan to work with the FDA to address the clinical holds and CRL, and discuss potential paths forward for the program. Potential approval of the BLA for RGX-121 could result in receipt of a Rare Pediatric Disease Priority Review Voucher, assuming the statutory criteria are met. If approved, RGX-121 is expected to be the first approved gene therapy and one-time treatment for MPS II.

RGX‑111 for the Treatment of MPS I

RGX-111 is our investigational AAV Therapeutic for the treatment of MPS I, a rare disease caused by deficiency of IDUA, an enzyme required for the breakdown of polysaccharides in lysosomes. Like RGX-121, this program is included our strategic partnership with Nippon Shinyaku to develop and commercialize RGX-121 and RGX-111 in the United States and certain countries in Asia.

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

In January 2026, we announced that the FDA placed the RGX-111 program on clinical hold following preliminary analysis of a single case of neoplasm (intraventricular CNS tumor) in a participant treated in the Phase I/II study. The case was identified during a routine brain MRI of an asymptomatic five-year-old participant who received intracisternal RGX-111 four years prior. Preliminary genetic analysis of the resected tumor detected an AAV vector genome integration event associated with overexpression of a proto-oncogene (PLAG1), which is known to be susceptible to chromosomal rearrangements. Final analysis of the resected tumor was conducted by an independent third-party lab, and, as previously reported, detected an AAV vector genome integration event associated with overexpression of a PLAG1. Clonal integration of AAV vector elements into the PLAG1 gene was detected in the tumor tissue. Analyses supported classification as a PLAG1‑family neuroepithelial tumor and are consistent with the hypothesis that AAV vector integration at the PLAG1 site contributed to tumor formation. Of note, this participant had a background of factors that could have contributed to risk of oncogenic transformation. This child underwent unsuccessful stem cell transplant at 4 months of age, with loss of donor chimerism, and he received chemotherapeutics that may have contributed to DNA damage. The report concludes, based on formal neuropsychologic testing and developmental pediatrician assessment, that the patient’s neurocognitive development is above average, which indicates mitigation of MPS I disease, and the patient continues to do well. We anticipate the analysis will be published in a peer-reviewed journal this year.

Collaborations, Licensing and Company Formation

Collaborations, licensing and company formation are a key part of our commitment to enable the ongoing development of gene therapy treatments.

AbbVie Eye Care Collaboration

In September 2021, REGENXBIO and AbbVie announced a global strategic partnership to develop and commercialize surabgene lomparvovec (sura-vec, ABBV-RGX-314), a potential one-time gene therapy for the treatment of wet AMD, DR and other chronic retinal diseases.

Under the terms of our Collaboration and License Agreement with AbbVie (the AbbVie Collaboration and License Agreement), we received an upfront payment of $370 million. Additionally, we are eligible to receive up to $1.38 billion in additional development, regulatory and commercial milestone payments.

In accordance with the AbbVie Collaboration and License Agreement, we and AbbVie will collaborate to develop sura-vec in the United States, and AbbVie will be responsible for the development of sura-vec in specified markets outside the United States. Global development expenses for sura-vec are shared by the parties, with AbbVie being responsible for the majority of total development expenses.

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

We will lead the manufacturing of sura-vec for clinical development and U.S. commercial supply, and AbbVie will lead manufacturing of sura-vec for commercial supply outside the United States. Manufacturing expenses will be allocated between the parties in accordance with the terms of the AbbVie Collaboration and License Agreement and mutually agreed supply agreements.

In August 2025, REGENXBIO and AbbVie announced an amendment to the AbbVie Collaboration and License Agreement which modified the development plan and milestone payment structure for the sura-vec DR program. Under the amendment, we will conduct the first registration enabling trial for DR suprachoroidal (SCS) treatment as a combined Phase IIb/III trial (NAAVIGATE) which will be performed in two parts (Part 1 and Part 2), and AbbVie will conduct the second registration enabling trial as a separate, standalone Phase III trial. In lieu of the $200.0 million development milestone due to us under the original AbbVie Collaboration and License Agreement upon first patient dosed in the first registration enabling trial for DR SCS treatment, AbbVie will pay us $100.0 million upon first patient dosed in the NAAVIGATE trial and an additional $100.0 million upon first patient dosed in the subsequent Phase III trial. Also pursuant to the amendment, AbbVie will lead a new Phase III randomized controlled study (ACHIEVE) to assess the injection burden, adverse events, change in disease activity, and long-term preservation of visual acuity of sura-vec in adult participants with neovascular AMD. We will be responsible for our development expenses to conduct Part 1 of the NAAVIGATE trial and the parties will share the development expenses related to Part 2 of the NAAVIGATE trial and the subsequent Phase III trial for DR in accordance with the existing terms of the AbbVie Collaboration and License Agreement. AbbVie will be responsible for all development expenses related to the ACHIEVE study.

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

Under the terms of the Nippon Shinyaku Collaboration and License Agreement, we received an upfront payment of $110 million. Additionally, we are eligible to receive up to $700 million in additional milestone payments, including $40 million in development and regulatory milestone payments and $660 million in sales milestones. We are eligible to receive meaningful double-digit royalties on net sales by Nippon Shinyaku of licensed products, subject to specified offsets and reductions. We retain all rights to, and 100% of any potential proceeds related to the sale of, the Priority Review Voucher for RGX-121 received upon approval.

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

In January 2026, we announced that the FDA placed the RGX-121 and RGX-111 programs on clinical hold in relation to a serious adverse event in a patient treated in the Phase I/II trial of RGX-111. In February 2026, we announced that the FDA issued a CRL for the RGX-121 BLA. Refer to “Clinical Development of RGX‑121 for the Treatment of MPS II” and “Clinical Development of RGX‑111 for the Treatment of MPS I” above for further information.

NAV Technology Licensees

In addition to our internal product development efforts, we sublicense our NAV Vectors to other leading biotechnology and pharmaceutical companies. As of December 31, 2025, our NAV Technology Licensees are currently applying our NAV Technology Platform to a number of AAV therapeutics over a broad range of therapeutic areas and disease indications. NAV Vectors have been extensively investigated in clinical trials registered in the National Institutes of Health (NIH) clinical trials database and are being used in two FDA-approved AAV therapeutics in the United States (Novartis’ Zolgensma and Itvisma). To date, thousands of patients have been treated by REGENXBIO and our NAV Technology Licensees using NAV Vectors across clinical trials, managed access and commercial settings.

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

NAV Technology licenses have been an important component of our strategy since REGENXBIO’s formation, creating opportunity for the development of additional therapies for patients and potential for additional value generation from the platform. Equity ownership in certain NAV Technology Licensees has generated significant additional return for REGENXBIO stockholders, and we believe the acquisition of these NAV Technology Licensees in strategic transactions by biopharmaceutical companies is an important validation of the NAV Technology Platform.

Novartis License for Zolgensma and Itvisma

In March 2014, we entered into an agreement with AveXis, Inc. (AveXis, now Novartis Gene Therapies) for an exclusive, worldwide commercial license, with rights to sublicense, to the NAV AAV9 vector for the treatment of SMA. In 2018, we amended the license to include additional intellectual property owned or in-licensed by us including a patent family covering intrathecal treatment of SMA that expires in 2037, and including rights to the NAV Technology Platform beyond NAV AAV9, as well as additional AAV vectors we may discover or license for a certain period of time, for the treatment of SMA. Under the license agreement, as amended, we were entitled to receive over $270 million in fees, development and commercial milestones. In addition, we are entitled to receive mid-single to low double-digit royalties on net sales of Zolgensma, Itvisma or any other product developed for the treatment of SMA using the NAV AAV9 vector. For any product developed for the treatment of SMA using a licensed vector other than NAV AAV9, we are entitled to receive a low double-digit royalty on net sales.

Novartis acquired AveXis for $8.7 billion in April 2018, and Zolgensma was subsequently approved by the FDA in May 2019 for the treatment of SMA in patients under the age of two years old. In November 2025, Itvisma was approved by the FDA for the treatment of SMA in patients two years and older. As of December 31, 2025, Zolgensma is approved in most major countries and Itvisma is approved in the U.S. and United Arab Emirates, with thousands of patients treated with these products globally through clinical trials, early access programs and in the commercial setting. Novartis reported combined, worldwide sales of Zolgensma and Itvisma of $1.23 billion in 2025.

In December 2020, we sold a portion of our royalty rights from the net sales of Zolgensma and Itvisma to entities managed by Healthcare Royalty Management, LLC (collectively and with other affiliated entities, HCR) for a gross purchase price of $200 million. In May 2025, we entered into a limited recourse loan agreement with HCR for up to $250 million in gross proceeds, of which $150 million was funded at closing. Principal and interest under the loan agreement are payable to HCR using Zolgensma and Itvisma royalties, along with certain consideration received under other license and collaboration agreements.

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
•
is related to the AAV technology platform discovered by Dr. Wilson prior to September 2014 or discovered by Dr. Wilson at Penn after September 2014 during the performance of a research program we sponsored;
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
•
certain sublicense fees, of which $3.0 million remain outstanding as of December 31, 2025; and
•
reimbursements for ongoing patent prosecution and maintenance expenses.

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

In addition, under our GSK license agreement, we are obligated to pay low- to mid-single digit royalty percentages on net sales of licensed products. This payment has been assigned by GSK to Penn such that any royalties we are obligated to pay under the GSK license agreement will be paid to Penn rather than GSK. Under our GSK license agreement, we are required to use commercially reasonable efforts to develop and commercialize licensed products. Our GSK license agreement will terminate upon the expiration, lapse, abandonment or invalidation of the last licensed claim to expire, lapse, become abandoned or unenforceable in all the countries of the world where the licensed patent rights existed. The last to expire patent under the GSK license agreement, absent patent term extension, was in January 2026. We may terminate this license agreement for any reason upon a specified number of days’ written notice. GSK can terminate this license agreement if:

•
we are late in paying GSK any money due under the agreement and do not pay in full within a specified number of days of GSK’s written demand;
•
we materially breach the agreement and fail to cure within a specified number of days; or
•
we file for bankruptcy.

We have been notified of a dispute with GSK over the amount of sublicense fees paid by us to GSK under the GSK license agreement. We disagree with GSK's interpretation of the GSK license agreement and engaged in non-binding mediation with GSK but the dispute has not yet been resolved. For additional information, please see Note 8, “Commitments and Contingencies—In-Licensed Technology—GlaxoSmithKline” to the accompanying audited consolidated financial statements.

Other Licenses

Regents of the University of Minnesota. In November 2014, we entered into a license agreement with Regents of the University of Minnesota (Minnesota) for the exclusive rights to Minnesota’s undivided interest in intellectual property that Minnesota and we jointly own relating to the delivery of AAV vectors to the CNS. This license was amended in November 2016 and September 2021. Under this Minnesota license agreement, as amended, we receive an exclusive license under the licensed patent rights to make, have made, use, offer to sell or sell, offer to lease or lease, import or otherwise offer to dispose or dispose of products covered by the licensed patent rights in all fields of use in any country or territory in which a licensed patent has been issued and is unexpired or a licensed patent application is pending until November 2019, after which time the field of use would be limited to all fields of use using our NAV Vectors in addition to certain additional indications and areas. Under the terms of the agreement, we are obligated to pay Minnesota upfront fees, annual maintenance fees, royalties on net sales, if any, sublicense fees and fees upon the achievement of various milestones.

Emory University. In August 2018, we entered into a license agreement with Emory University (Emory) for the exclusive rights to Emory’s undivided interest in intellectual property that we and Emory jointly own relating to the delivery of AAV vectors to the CNS. Under this Emory license agreement, we receive an exclusive license under the licensed patent rights to make, have made, use, import, offer to sell or sell licensed products in all fields of use in any country. Under the terms of the agreement, we are obligated to pay Emory an upfront fee, annual maintenance fees under certain circumstances, royalties on net sales, sublicense fees, and fees upon the achievement of various milestones for the first licensed product. This patent estate is sublicensed to Novartis for the treatment of spinal muscular atrophy.

Clearside Biomedical, Inc. In August 2019, we entered into an option and license agreement with Clearside for the option to receive an exclusive, worldwide commercial license, with rights to sublicense, to Clearside’s SCS Microinjector for the delivery of AAV gene therapies for the treatment of wet AMD, DR, and other conditions for which chronic anti-VEGF treatment is currently the standard of care. In October 2019, we exercised the option. This option and license agreement was amended in January and September 2023. Under the terms of the agreement, as amended, we are obligated to pay Clearside an upfront fee, royalties on net sales, and fees upon the achievement of various milestones. As between us and Clearside, we will be responsible for all development, regulatory and commercialization activities for our gene therapy product candidates. Clearside will be responsible for supplying the SCS Microinjector in support of our preclinical studies, clinical studies and commercial use. In November 2025, Clearside announced that it filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware and that it was seeking authorization to sell all or substantially all of its assets in a court-supervised auction and sale process under Section 363 of the U.S. Bankruptcy Code. Clearside subsequently announced that it entered into an asset purchase agreement with a stalking horse bidder, Health Ocean Pharma (Eye) Limited, for the sale of substantially all of its assets, including its remaining rights with respect to the SCS Microinjector. The sale process is still ongoing and is subject to pending objections by parties in interest, and, therefore, the ultimate outcome of that process is unknown.

Johns Hopkins University. In June 2022, we entered into a license agreement with Johns Hopkins University (JHU) for the exclusive rights to JHU's undivided interest in intellectual property JHU and we jointly own relating to suprachoroidal delivery of anti-VEGF vectors. Under this JHU license agreement, we receive an exclusive license under the licensed patent rights to make, have made, use, import, export, offer to sell and sell licensed products in all fields of use in any country. Under the terms of the agreement, we are obligated to pay JHU an upfront fee, royalties on net sales, minimum annual royalties, sublicense fees and fees upon the achievement of various milestones for the first two licensed products. Additionally, the Company is obligated to pay for certain costs incurred related to the maintenance of the licensed patents.

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

NAV Technology Platform

As of December 31, 2025, our patent portfolio has included 25 issued U.S. patents and five European patents relating to the AAV7, AAV8, AAV9, AAVrh10 and AAVrh46 vectors and their uses. These patents have terms that will expire as late as 2027, not including patent term extensions.

Our Investigational AAV Therapeutics

As of December 31, 2025, in addition to the patents related to our NAV Technology Platform described above, our patent portfolio included a total of six issued U.S. patents, one issued European patent, one pending International Patent application filed pursuant to the Patent Cooperation Treaty (PCTs) and 23 PCTs that have entered national stage relating to our product candidates, which are described below:

Retinal Diseases

In addition to our patents covering the manufacture of NAV AAV8 vectors used in our retinal disease programs, our patent portfolio includes more recent filings relating to our clinical candidate vectors, clinical protocols, routes of administration to the eye (subretinal and suprachoroidal), formulations and target diseases treated by our gene therapy vectors.

Our patent portfolio relating to sura-vec supports our clinical development and our collaboration with AbbVie for the clinical development of sura-vec. Our patent portfolio covers the use of sura-vec for the treatment of wet AMD through subretinal or suprachoroidal administration and for the treatment of DR through suprachoroidal administration; it also covers formulations and devices used for suprachoroidal administration. Our patent portfolio relating to sura-vec includes one issued U.S. patent that will expire in 2037 and eight PCTs that have entered national stage for which any issued U.S. or European patent would expire in 2037, 2038, 2039, 2040 or 2043, in each case without taking into account any possible patent term adjustment or extension.

Neuromuscular Diseases

In addition to our patents covering the manufacture of the AAV8 vector, our patent portfolio includes more recent filings relating to RGX-202, the NAV AAV8 capsid carrying our microdystrophin construct used to treat Duchenne and the manufacture of RGX-202. Our patent portfolio also covers other AAV vectors carrying our microdystrophin transgene, as well as intravenous and other modes of administration, formulations and bioanalytical assays.

Our patent portfolio relating to RGX-202 includes five pending PCTs that have entered the national stage for which any issued U.S. or European patent would expire in 2040, 2042 or 2043 without taking into account any possible patent term adjustment or extension.

Neurodegenerative Diseases

In addition to our patents covering the manufacture of NAV AAV9 vector used in our neurodegenerative disease program, our RGX-121 patent portfolio includes more recent filings that cover our clinical candidate vector, routes of administration used in our neurodegenerative disease clinical-stage program (intracisternal administration for intrathecal delivery, as well as lumbar puncture and intraventricular administration), formulations and clinical protocols.

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

Customers

Our revenues for the years ended December 31, 2025 and 2024 consisted solely of license, royalty and service revenues earned under our license and collaboration agreements. Two customers (Novartis Gene Therapies and Nippon Shinyaku) accounted for approximately 99% of our total revenues for the year ended December 31, 2025. One customer (Novartis Gene Therapies) accounted for approximately 98% of our total revenues for the year ended December 31, 2024. We expect future license, royalty and service revenue to continue to be derived from a limited number of licensees and collaboration partners. Future revenues under our license and collaboration arrangements are uncertain due to the contingent nature of the consideration payable under the arrangements, and revenues may fluctuate significantly from period to period.

Competition

We are aware of a number of companies focused on developing and commercializing gene therapies in various disease indications, including 4D Molecular Therapeutics, Inc., Amicus Therapeutics, Inc., Astellas Pharma, BioMarin Pharmaceutical, Inc., Lilly, MeiraGTx Limited, Novartis AG, Passage Bio, Inc., PTC Therapeutics, Inc., Roche, Sanofi, Sarepta Therapeutics, Inc., Solid Biosciences, Inc., Taysha Gene Therapies, Inc., Tenaya Therapeutics, Inc., Ultragenyx Pharmaceutical Inc. and uniQure N.V., as well as a number of companies addressing other methods for modifying genes and regulating gene expression. Additionally, we have sublicensed our NAV Technology Platform for developing gene therapies in various disease indications to our NAV Technology Licensees. Not only must we compete with other companies that are focused on gene therapy products technology and other gene therapy platforms, but any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future.

There are other organizations working to improve existing therapies or to develop new therapies for our initially selected disease indications. Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success for our product candidates, if approved. These efforts include the following:

•
Wet AMD. Marketed competition for wet AMD largely consists of anti-VEGF therapies developed by Roche/Genentech, Inc. (Lucentis, Susvimo, Vabysmo), Regeneron Pharmaceuticals, Inc. (Eylea, Eylea HD) and Novartis (Beovu). Biosimilars for Lucentis (Biogen - Byooviz, Sandoz - Cimerli) and Eylea (Amgen - Pavblu) have launched in the United States. Companies with products in development for the treatment of wet AMD include, but may not be limited to, 4D Molecular Therapeutics, Avirmax Bio, Exegenesis Bio, Eyepoint Pharmaceuticals, Kodiak Sciences, Inc., Lilly, Ocular Therapeutix, and Skyline Therapeutics.
•
DR. Currently marketed anti-VEGF competition for DR with DME include Roche/Genentech (Lucentis, Vabysmo, Susvimo), Regeneron (Eylea, Eylea HD), Novartis (Beovu), and Amgen (Pabvlu). Companies with products in development for the treatment of DR with DME include, but may not be limited to, 4D Molecular Therapeutics, Eyepoint, Kodiak Sciences, Merck, Oculis, and Roche. The principal marketed anti-VEGF competition for DR without DME is Roche/Genentech (Lucentis, Susvimo) and Regeneron (Eylea, Eylea HD). Companies with products in development for the treatment of DR without DME include, but may not be limited to, Kodiak Sciences, Novartis, and Ocular Therapeutix.
•
DMD. The principal marketed competition for the treatment of DMD is a gene therapy marketed by Sarepta/Roche (Elevidys). Currently marketed exon-skipping competition for DMD includes Sarepta (Exondys, Vyondys, Amondys) and Nippon Shinyaku Co., Ltd. (Viltepso). There are three principal competitive gene therapy products in clinical development from Solid Biosciences (SGT-003), Genethon (GNT0004), and Insmed (INS1201). Other companies with gene therapies in early development for DMD include, but may not be limited to, Ultragenyx, Huidagene, and Novartis.
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

The clinical study sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical study on a clinical hold within that 30-day period. The FDA may also impose a clinical hold on an IND or clinical study after the IND is in effect, including because of concerns that patients would be exposed to an unreasonable and significant risk of because of concerns about the sufficiency of safety information in the IND. In addition, some clinical holds are partial clinical holds, which may limit parts of an investigation (e.g., halting new patient enrollment, additional dosing, or specific study arms). In contrast, a full clinical hold delays or suspends the investigation generally. Once a clinical hold is imposed, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can resume or begin. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that would lead to the FDA suspending or terminating such studies.

Clinical studies involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by the study sponsor or under the study sponsor's control. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, often including stopping rules that ensure a clinical study or treatment of a specific patient will be stopped if certain adverse events occur. Each protocol and any significant change to the protocol must be submitted to FDA as an amendment to the IND . Clinical studies must be conducted and monitored in accordance with the FDA’s regulations imposing the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical study must be reviewed and approved by an independent institutional review board (IRB) at or servicing each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical study subject or his or her legal representative and must monitor the clinical study until completed. The IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients. Clinical studies generally also must be reviewed by an institutional biosafety committee (IBC), a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. Some studies also employ a Data and Safety Monitoring Board (DSMB) or Data Monitoring Committee (DMC), which operates with independence from the study sponsor and has access to unblinded study data during the course of the study. Most DSMB are empowered by the sponsor to halt a study for ethical or safety reasons such as undue safety risks—and some can also halt a study for other reasons, such as a finding of futility.

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
•
Phase III. Clinical studies are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product approval and labeling. Post-approval clinical studies, sometimes referred to as Phase IV clinical studies, may be conducted after initial marketing approval. These clinical studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. In some cases, Phase IV studies may be required by the FDA as a condition of approval. For some gene therapy products, FDA has required Phase IV safety studies for as long as 15 years, in addition to special long-term monitoring for delayed adverse events.

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

Human gene therapy products are a relatively new category of therapeutics—with the first gene therapy products approved by FDA in 2017. Because this is a relatively new and expanding area of novel therapeutics, there can be no assurance as to the length of the study period, the number of patients the FDA will require to be enrolled in the studies in order to establish the safety, efficacy, purity and potency of human gene therapy products, our ability to recruit sufficient numbers of study subjects for any trial, or that the data generated in these studies will be acceptable to the FDA to support marketing approval.

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

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to ensure consistent production of the product within required specifications. For a gene therapy product that involves human cells or tissues as part of the manufacturing process, the FDA also will not approve the product if the manufacturing process is not in compliance with GTP. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue based products (HCT/Ps) which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical studies were conducted in compliance with IND study requirements and GCP requirements. To assure cGMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

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

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as Breakthrough Therapy designation, priority review, and accelerated approval. Under the Breakthrough Therapy program, products intended to treat a serious or life-threatening disease or condition may be eligible for additional benefits when preliminary clinical evidence indicates that such product may demonstrate substantial improvement on one or more clinically significant endpoints over available therapies. Products with a Breakthrough Therapy designation are eligible for the benefits of Breakthrough Therapy, and the FDA will seek to ensure the sponsor of a breakthrough therapy product receives timely advice and interactive communications to help the sponsor design and conduct a development program as efficiently as possible. In addition, gene therapies may be eligible for regenerative medicine advanced therapy (RMAT) designation if preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. Products with an RMAT designation are eligible for the benefits of Breakthrough Therapy in addition to allowing the sponsor the ability to participate in meetings with the FDA to discuss whether accelerated approval would be appropriate based on surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit.

A product with a Fast Track, Breakthrough Therapy, or RMAT designation may be eligible for “rolling review,” which means the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

Other U.S. Healthcare Laws and Regulations

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and use of pharmaceutical products that are granted marketing approval. Arrangements with third-party payors, existing or potential customers and referral sources are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, and these laws and regulations may constrain the business or financial arrangements and relationships through which manufacturers market, sell and distribute the products for which they obtain marketing approval. Such restrictions under applicable federal and state healthcare laws and regulations include the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or kind, in exchange for, or to induce, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, patients, purchasers and formulary managers on the other. A person or entity need not have actual knowledge of this statute or specific intent to violate it;
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
•
regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which govern the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and
•
state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to: items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances. Many of these state and foreign laws differ from federal law and from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. New metrics frequently are used as the basis for reimbursement rates, such as average sales price, average manufacturer price and actual acquisition cost. To obtain coverage and reimbursement for any product that might be approved for sale, it may be necessary to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the products, in addition to the costs required to obtain regulatory approvals. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. Health Technology Assessment, which is intended to take account of medical, social, economic and ethical issues when determining the suitability of a medicinal product for reimbursement, has increasingly become an element of the pricing and reimbursement decisions of the competent authorities in EU Member States.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the enactment of the Inflation Reduction Act (IRA) in August 2022 includes significant changes to potential Medicare drug product reimbursement through government negotiation of certain drug prices, as well as manufacturer discount and inflation rebate obligations. The Trump Administration has issued Executive Orders seeking to reduce prescription drug costs in the U.S. by requiring manufacturers to sell certain drugs in the U.S. at no higher than the lowest prices paid for those same drugs in other developed countries, including through direct-to-consumer (“DTC”) purchasing programs for prescription drugs at the most-favored-nation (“MFN”) price that may bypass traditional supply chain intermediaries. The Administration has announced deals with specific manufacturers to address the Administration’s MFN goals. In addition, in late 2025, HHS proposed three payment models that would test MFN pricing in Medicaid (the voluntary “GENEROUS” model), Medicare Part D (the mandatory “GUARD” model), and Medicare Part B (the mandatory “GLOBE” model) If GLOBE and GUARD are finalized, pharmaceutical manufacturers would be required to pay MFN-based rebates on eligible products for 25% of eligible Medicare beneficiaries during the applicable testing period. MFN pricing pressures and DTC mechanisms could lead to voluntary or involuntary manufacturer price changes, which could be either temporary or long term, but all of which could adversely affect our business. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

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

In the United Kingdom of Great Britain and Northern Ireland (UK), clinical trials are governed by the Medicines for Human Use (Clinical Trials) Regulations 2004 (UK CTRs). Under the UK CTRs, an approval is required from the Medicines and Healthcare products Regulatory Agency (MHRA) together with a positive ethics committee opinion. Clinical trials which take place in the UK and on NHS hospital sites, typically do so on the basis of standardized documentation which set out indemnification provisions. In the UK, new regulations, the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2025, which update the current UK CTRs, were approved and will come into force on 28 April 2026. These amendment regulations include changes with respect to transparency, approval pathways and regulatory requirements.

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

Innovative medicinal products are authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies, in whole or in part, on data in the marketing authorization dossier for another, previously approved medicinal product). Applications for marketing authorization for innovative medicinal products must contain the results of pharmaceutical tests, preclinical tests and clinical trials conducted with the medicinal product for which marketing authorization is sought. Innovative medicinal products for which marketing authorization is granted are entitled to eight years of data exclusivity. During this period, applicants for approval of generics or biosimilars of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product to support their application. Innovative medicinal products for which marketing authorization is granted are also entitled to ten years of market exclusivity. During these ten years of market exclusivity, no generic or biosimilar medicinal product may be placed on the EU market even if a marketing authorization application for approval of a generic or biosimilar of the innovative product has been submitted to the EMA or to the competent regulatory authorities in the EU Member States and marketing authorization has been granted. The ten years of market exclusivity will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that the EU’s regulatory authorities will consider a product to be an innovative medicinal product which is eligible for the relevant periods of data and market exclusivity.

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

In April 2024, the European Parliament adopted its position on the European Commission's proposal for a new Directive and a new Regulation, which would revise and replace the existing general pharmaceutical legislation. The proposed changes include a proposal to recast Directive 2001/83/EC, i.e., the Community code on medicinal products and the creation of a new Regulation laying down EU marketing authorization of medicinal products that will replace Regulation (EC) No 726/2004, Regulation (EC) No 141/2000 on orphan drugs and Regulation (EC) No 1901/2006 on pediatric medicines, and amend Regulation (EC) No 1394/2007 on ATMP and Regulation (EU) No 536/2014, i.e., the CTR. After the European Parliament’s position, the so-called trilogue negotiations among the Commission, the Parliament, and the Council commenced.

On December 11, 2025, a press release was issued by the European Council stating that an agreement was achieved. The texts of the draft legislation are not available yet, but according to the press release, an agreement was reached on one of the main diverging points, the data exclusivity and market protection periods, to the effect that an eight-year data exclusivity period for new medicines will be provided, plus one year of market protection, which may be extended by an additional year for innovative medicines that satisfy two out of three conditions.

Other key elements of the proposed framework were also agreed upon, including a provision giving EU countries the power to require companies to supply medicines benefiting from regulatory protection in sufficient quantities to meet patient needs, clarified wording on the so-called Bolar-exemption (an intellectual property exemption allowing generics manufacturers to start research of a medicine before patent expiry), and an extension of its scope to include submissions for procurement tenders, and a new transferrable exclusivity voucher incentivizing pharmaceutical companies to help combat antimicrobial resistance by developing priority antibiotics.

The provisional agreement now needs to be endorsed by both the Council of the European Union and the European Parliament, before being formally adopted and entering into force upon publication in the EU’s Official Journal.

Reimbursement for medicinal products is still an area that is not harmonized in the EU and is largely governed by EU Member States’ laws. However, there are some EU level legal frameworks that must be considered, including Directive 89/105/EEC (the Price Transparency Directive). The aim of the Price Transparency Directive is to ensure that pricing and reimbursement mechanisms established in EU Member States are transparent and objective, do not hinder the free movement and trade of medicinal products in the EU and do not hinder, prevent or distort competition on the market. The Price Transparency Directive does not, however, provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made in individual EU Member States. Neither does it have any direct consequence for pricing or levels of reimbursement in individual EU Member States. The national authorities of the individual EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. Individual EU Member States adopt policies according to which a specific price or level of reimbursement is approved for the medicinal product. Other EU Member States adopt a system of reference pricing, basing the price or reimbursement level in their territory either on the pricing and reimbursement levels in other countries, or on the pricing and reimbursement levels of medicinal products intended for the same therapeutic indication. Furthermore, some EU Member States impose direct or indirect controls on the profitability of the company placing the medicinal product on the market.

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

A new Regulation on HTA on EU level was adopted in December 2021: Regulation (EU) 2021/2282 on health technology assessment (the HTA Regulation) and has been applicable since January 12, 2025. The HTA Regulation covers new medicines and certain new medical devices. Member states will be able to use common HTA tools, methodologies and procedures across the EU, working together in four main areas: (i) joint clinical assessments focusing on the most innovative health technologies with the most potential impact for patients; (ii) joint scientific consultations whereby developers can seek advice from HTA authorities; (iii) identification of emerging health technologies to identify promising technologies early; and (iv) continuing voluntary cooperation in other areas. Individual member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology and making decisions on pricing and reimbursement. For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

As a consequence of Brexit, the UK formally left the EU and as of January 1, 2021, the UK is a “third country” with respect to the EU (subject to the terms of the EU UK Trade Agreement), so that EU law ceased to apply directly in the UK. However, the UK has retained the EU regulatory regime with certain modifications as standalone UK legislation, while certain aspects of the EU medicines laws remain applicable in Northern Ireland pursuant to the Northern Ireland Protocol, as amended by the Windsor Framework with effect from January 1, 2025. Therefore, the UK regulatory regime is currently substantially similar to EU regulations, but under the Medicines and Medical Devices Act 2021, the UK may adopt changed regulations for medicines, including their research, development and commercialization. Currently, new regulations with respect to clinical trials are due to come into force in April 2026, as referred to above.

In the UK, gene therapy medicinal products are classified as advanced therapy medicinal products. To place an advanced therapy medicinal product on the UK market, a person must hold a marketing authorization for the medicinal product. There are various routes to applying for a marketing authorization in the UK. These include a UK-wide national application for a medicinal product, which operates on a 150-day assessment procedure if all issues are resolved following one round of questions (if they are not, a 210 assessment procedure applies), or on a rolling review basis. The UK also permits submissions for applications via the “Access Consortium” process which allows simultaneous submission to the UK, Australia, Canada, Singapore and/or Switzerland, and which follows a standard 180-day procedure, with the UK aiming to make a decision within 210 days. From 1 January 2024, the UK adopted an international recognition procedure which is a route open to applicants that have already received an authorization for the same product from one of the MHRA reference regulators. Reference regulators include the European Medicines Agency and the FDA. Under the international recognition procedure, there are two recognition routes (Route A and Route B). Advanced therapy medicinal products must follow Route B, which sets out a 110-day timetable, which runs from the date on which the submission has been validated by the MHRA. In order to make an application for a marketing authorization, the applicant must be established in the UK or the EU/EEA.

In the UK, following implementation of the Windsor Framework (an agreement which made changes to the Northern Ireland Protocol), from January 1, 2025, medicinal products may be designated as an orphan drug in the UK and will be valid UK-wide regardless of whether there is an EU orphan designation or EU authorization as an orphan medicinal product if the medicine meets certain criteria similar to those set out in European legislation. Unlike in the EU, there is no need to obtain orphan designation before the application for authorization is made, instead the criteria will be assessed with the application. On grant of a marketing authorisation with orphan status, the medicinal product will benefit from UK orphan rewards of up to 10 years of market exclusivity from similar products in the approved orphan indication. During that period a marketing authorisation will not be granted for a similar product in the approved orphan indication although the MHRA may request that market exclusivity be reduced from 10 to 6 years in certain circumstances if the orphan criteria are no longer met.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Human Capital Resources

As of February 27, 2026, we employed 371 full-time employees, of which 296 were engaged in research and development activities, including preclinical, clinical and manufacturing related functions, and 75 were engaged in general administrative activities, including commercial, corporate development, finance, legal, human resources, information technology, facilities and other general and administrative functions. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our relationship with our employees to be good.

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
•
Our planned clinical trials may be substantially delayed, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
•
The FDA’s clinical holds on RGX-111 and RGX-121 may delay development, increase costs, and adversely impact our business, financial condition and results of operations, or lead to the termination of one or both programs.
•
We received a Complete Response Letter from the FDA for the RGX-121 BLA, and it is uncertain when we may be able to resubmit the BLA, if at all, and the BLA may never be approved even after resubmission, which could adversely impact our business.
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
•
Our existing cash resources may not be sufficient to fund our operations for the next 12 months.
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
•
Delays in obtaining regulatory approval of our manufacturing process and facility or disruptions in our manufacturing process and product testing may delay or disrupt our commercialization efforts.
•
Third parties we rely upon to manufacture and supply materials for our programs including ingredients and key components for our product candidates and to perform quality testing may not perform satisfactorily.
•
We are required to comply with ongoing manufacturing regulatory requirements and regulatory health authorities routinely conduct inspections of our product manufacturing and testing facilities that may result in findings that cause a delay or disrupt our drug development and commercialization efforts.

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
•
Issued patents covering our NAV Technology Platform or our product candidates could be found invalid, unenforceable or found to lack patent eligibility by the courts or patent offices.
•
Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights.
•
We may be subject to intellectual property claims.

•
Changes in U.S. patent law including appellate interpretation of patent eligibility in biotechnology could diminish the value of patents in general and biotechnology patents specifically, thereby impairing our ability to protect our products.
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
•
Our certificate of incorporation includes an exclusive forum clause for certain litigation.
•
Our business could be negatively affected as a result of the actions of activist stockholders or stockholder litigation.
•
If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.

Risks Related to our NAV Technology Platform and the Development of Our Product Candidates

Our gene therapy product candidates are based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. Only a small number of gene therapy products have been approved in the United States, the European Union or elsewhere.

We have concentrated our research and development efforts on our proprietary AAV gene delivery platform (our NAV Technology Platform), and we have granted licenses to certain intellectual property related to our NAV Technology Platform to our NAV Technology Licensees and collaborators. Our future success depends on our and our NAV Technology Licensees’ and collaborators’ successful development and commercialization of viable gene therapy product candidates. There can be no assurance that we or our NAV Technology Licensees and collaborators will not experience problems or delays in developing current or future product candidates or that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. We also may experience unanticipated problems or delays in expanding our manufacturing capacity, and this may prevent us from completing our clinical trials, meeting the obligations of our collaborations or commercializing our products on a timely or profitable basis, if at all. For example, we, a partner or another group may uncover one or more previously unknown risks associated with AAV or our NAV Technology Platform, and this may prolong the period of observation required for obtaining regulatory approval, necessitate additional clinical testing or invalidate our NAV Technology.

In addition, the clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the quality, safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be significantly more expensive and take longer than for product candidates from categories that are better known or that have been studied more extensively. Only a small number of gene therapy products have been approved in the United States, the European Union or elsewhere, including less than ten AAV-based gene therapies approved in the United States as of the end of 2025. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union or elsewhere, or how long it will take to commercialize our product candidates, if approved. Furthermore, approvals by one regulatory authority may not be indicative of what other regulatory authorities may require for approval, and approvals of ex vivo gene therapy products (such as autologous CAR T-cell therapies) may not be indicative of what may be required for approval of in vivo gene therapy products (such as directly administered AAV-based gene therapies).

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

Our product candidates require substantial clinical development and testing, manufacturing bridging studies and process validation and regulatory approval prior to commercialization. Successful continued development and ultimate regulatory approval of our lead product candidates is critical for our future business success and our ability to generate product revenue. We have invested, and will continue to invest, a significant portion of our financial resources in the development of our lead product candidates. We will need to raise sufficient funds for, and successfully complete, our clinical trials of our lead product candidates in appropriate subjects. The future regulatory and commercial success of these product candidates is subject to a number of risks, including the following:

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
•
we may not successfully establish commercial manufacturing capabilities for each of our products;
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

Of the large number of biologics and drugs in development in the biopharmaceutical industry, only a small percentage result in the submission of a BLA to the FDA or marketing authorization application (MAA) to the EMA and even fewer are expected to be approved for commercialization. Furthermore, even if we do receive regulatory approval to market our lead product candidates, any such approval may be subject to limitations on the indicated use or uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot provide any assurance that our lead product candidates will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, obtain regulatory approval for, or, if approved, successfully commercialize, our lead product candidates, we may not be able to generate sufficient revenue to continue our business.

Clinical programs in rare diseases have limited datasets and success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

Gene therapy development has inherent risks. Our lead product candidates in the rare disease space have limited clinical and preclinical results and we may experience unexpected results in the future. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates containing our proprietary vectors are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials.

The results of preclinical studies and early clinical trials are not always predictive of future results. Preclinical studies have experimental and animal model limitations, may not detect or predict human adverse effects, and are not powered to detect rare events. Any product candidate we or any of our future development partners advance into clinical trials, including our lead product candidates, may not have favorable results in later clinical trials, if any, or receive regulatory approval. There is a high failure rate for drugs and biologic products proceeding through clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations that may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Any such delays could materially harm our business, financial condition, results of operations and prospects.

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

During the clinical development process, we will need to identify success criteria and endpoints for our clinical trials such that the FDA will be able to subsequently evaluate the clinical efficacy and safety profile of our product candidates. As we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or other regulatory bodies may not consider the clinical trial endpoints that we select to directly reflect how a treatment impacts a disease. In addition, we may not successfully achieve the statistical criteria to reflect what is clinically meaningful, or the resulting clinical data and results may be difficult to analyze. For example, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. Further, we may be required to produce more data, including enhanced functional data, increased number of patients and/or data from untreated control arm patients to achieve FDA support. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. The EMA and other regulatory authorities in the European Union and other countries may make similar comments with respect to these endpoints and data, which may jeopardize or preclude our ability to obtain regulatory approvals in the European Union and other jurisdictions.

The results from our preclinical studies or clinical trials for our product candidates may not support as broad a marketing approval as we seek, and the FDA, the EMA or other regulatory authorities may require us to conduct additional clinical trials or evaluate subjects for an additional follow-up period.

While we believe our product candidates should be applicable for the treatment of patients with certain conditions, the results from our preclinical and planned clinical trials may not support as broad of a marketing approval as we seek. This could result in significant cost increases and substantial delays in obtaining, or never obtaining, marketing approval for our product candidates to treat patients. In addition, even if we obtain regulatory approval for our product candidates, we may be required by the FDA, the EMA or other regulatory bodies to conduct additional clinical trials to support approval of our product candidates for patients diagnosed with different mutations of the respective diseases to which our product candidates relate. In addition, we may be approved only for severe forms of a disease or condition. The inability to market our product candidates to treat patients for the intended indications would materially harm our business, financial condition, results of operations and prospects.

Our planned clinical trials may be substantially delayed, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate their safety and efficacy. Clinical testing is expensive, time-consuming and uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely commencement and completion of preclinical and clinical development include:

•
delays in reaching a consensus with or changing requirements by regulatory authorities on trial design;
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
•
imposition of a clinical hold by regulatory authorities in trials in addition to RGX-121 and RGX-111;
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

Any inability to successfully complete research studies and preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates, if approved, and may harm our business, financial condition, results of operations and prospects. Furthermore, unpredictability in the regulatory environment and the regulatory requirements to obtain approval of our product candidates may adversely impact our ability to raise the capital needed to finance our operations.

The FDA’s clinical holds on RGX-111 and RGX-121 may delay development, impose additional regulatory requirements, increase costs and adversely impact our business, financial condition and results of operations, or lead to the termination of one or both programs.

In January of this year the FDA placed a clinical hold on the investigational new drug application(s) (“IND”) for RGX-111 and RGX-121, which was later identified as a partial clinical hold in FDA letters received February of this year. The clinical holds preclude the recruitment of new patients in the ongoing studies and any new dosing of any study subject pending our submission of additional information requested by the FDA. Under the clinical holds, certain aspects of the clinical investigation may continue including limited enrollment and continued monitoring. The FDA indicated that the clinical holds were imposed due to an unreasonable and significant risk of human illness or injury and the need for additional information to assess those risks to subjects.

We are working to address the FDA’s requests and intend to submit a complete response as soon as practicable. However, we cannot predict the timing or outcome of FDA’s review or the steps that may be required to lift the clinical holds on either RGX-111 or RGX-121. FDA will require additional information regarding safety assessment related to malignancy risk, longer-term follow up data and cross-program safety assessment. Our responses to the clinical hold deficiencies could be time-consuming and costly and may not ultimately satisfy FDA. The holds have already paused screening, enrollment, dosing and other study activities and may adversely impact investigator engagement, site readiness, patient retention and our relationships with regulators, partners and patient communities. If the holds are not lifted in a timely manner, or at all, or if additional safety signals emerge, our ability to resume development, obtain regulatory approvals and ultimately commercialize RGX-111 and/or RGX-121 could be materially impaired, which would adversely impact our business, financial condition, results of operations and prospects.

We received a Complete Response Letter from the FDA on our BLA for RGX-121, and if the resubmission of our BLA is not approved in accordance with our expected timeframe, our business could be materially and adversely affected.

In May 2025, the FDA accepted the BLA for RGX-121 for the treatment of patients with MPS II under the accelerated approval pathway. On February 7, 2026, we received the Complete Response Letter (“CRL”) from the FDA which stated that it had agreed to the study protocol in principle but outlined several reasons for not approving the gene therapy, including uncertainty regarding the identification of a target population with neuronopathic disease (vs. attenuated disease), the comparability of the natural history external control to the study population, and uncertainty that CSF HS D2S6 is a surrogate endpoint reasonably likely to predict clinical benefit. The CRL lists several potential paths forward, including a new study, treating additional patients and conducting longer-term follow up, and using an untreated control arm, all of which would be challenging in an ultra-rare disease population, like MPS II.

We plan to engage the FDA to discuss the CRL, including requesting a Type A meeting, as well as the planned BLA resubmission to provide additional evidence from global MPS II experts to further clarify the neuronopathic patient population and additional longer-term clinical data to support evidence of effectiveness. If we are unable to complete the BLA resubmission, or our resubmission does not address the deficiencies to the FDA’s satisfaction, our ability to commercialize RGX-121 will be further delayed, which could have a material adverse effect on our business, financial condition, and results of operations and may cause the market price of our common stock to decline.

We may be negatively impacted if the results of our planned clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates.

If the results of our planned clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

•
receive a clinical hold for a particular product candidate, in addition to RGX-111 and RGX-121, which, if not lifted, could require that we discontinue development of a product candidate;
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

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia in trials using lentivirus vectors and death seen in trials sponsored by other companies using adenovirus vectors and AAV vectors, including NAV vectors. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could be identified. Any such adverse safety events in our programs or in AAV gene therapy programs conducted by other companies may negatively impact the regulatory environment, public perception, and financing conditions for AAV-based therapies, which could significantly increase our associated expenses and negatively impact our ability to raise additional capital.

There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which could substantially limit the effectiveness of the treatment. In previous clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell response, whereby after the vector is within the target cell, the subject’s immune response system triggers the removal of transduced cells by activated T-cells. Approved labels for certain gene therapies state that AAV vector DNA can integrate into the host genome at low frequency and that such integration may carry a theoretical risk of malignancy, including hepatocellular carcinoma. Furthermore, in clinical trials sponsored by other companies involving AAV vectors administered intravitreally for the treatment of retinal conditions, serious adverse reactions, such as panuveitis and loss of vision, have occurred. In addition to side effects caused by product candidates, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur in our or third-party trials, our clinical trials could be suspended or terminated. Additionally, if clinically meaningful AAV integration events or an increased incidence of cancer were observed in our studies or in the broader gene therapy field, the FDA or other regulatory authorities could impose additional requirements, place our clinical trials on hold, restrict dosing or patient populations, require enhanced warnings or other labeling limitations, or delay or deny approval of our product candidates. In the RGX-121 CRL, FDA noted that we should include a safety post marketing requirement in the resubmission.

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

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy (REMS) and other regulatory authorities could impose other specific obligations as a condition of approval to ensure that the benefits of our product candidates outweigh their risks, which could delay approval of our product candidates. A REMS may include, among other things, a medication guide outlining the risks of the product for distribution to patients; a communication plan to health care practitioners or patients; and elements to assure safe use, which can severely restrict the distribution of a product by, for example, requiring that health care providers receive particular training and obtain special certification prior to prescribing and dispensing the product, limiting the healthcare settings in which the product may be dispensed and subjecting patients to monitoring and enrollment in a registry. If the FDA requires us to adopt a REMS program for our products and we are unable to comply with its requirements, the FDA may deem our products to be misbranded and we may be subject to civil money penalties. The European Commission, the EMA and other regulatory authorities may, following grant of marketing authorization in their territory, impose similar obligations.

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

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner or we may not be able to obtain regulatory approval. The ability and willingness of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the FDA have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and approved by necessary government agencies, which could adversely affect our business. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. The FDA has recently delayed approvals or issued CRLs for a number of rare disease therapies, including those seeking accelerated approval. Heightened regulatory scrutiny may delay or prevent our ability to resolve the deficiencies identified in the RGX-121 CRL and obtain approval of our product candidates. In addition, we may experience delays or rejections based on additional government regulation from future legislation or administrative action or based on changes in regulatory authority policy during the period of product development, clinical trials and the review process.

We engage in formal and informal interactions with the FDA and other regulatory authorities throughout development to obtain feedback on clinical trial design, endpoints, manufacturing, and other regulatory matters. Although we may believe we have reached alignment with regulatory authorities on certain development plans or regulatory pathways, including as reflected in meeting minutes or written correspondence, such feedback and agreements are not binding and may be revised or reinterpreted. Any failure by such regulatory authorities to maintain or adhere to prior feedback or agreements could materially adversely affect our development timelines, regulatory strategy and investor confidence in approval predictability affecting our ability to raise additional capital.

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

Further, the regulatory authorities may require concurrent approval or the CE mark (a mandatory conformity assessment marking for certain products sold within the European Economic Area (the EEA)) of a companion diagnostic device, since it may be necessary to use FDA-cleared or FDA-approved, or CE-marked, diagnostic tests or diagnostic tests approved by other comparable foreign regulatory authorities to diagnose patients or to assure the safe and effective use of our product candidates in trial subjects. FDA refers to such tests as in vitro companion diagnostic devices. The FDA has articulated a policy position that, when safe and effective use of a therapeutic product depends on a diagnostic device, the FDA generally will require approval or clearance of the companion diagnostic device at the same time that the FDA approves the therapeutic product. The FDA’s guidance allows for an exception to the general rule of concurrent drug/device approval when the therapeutic product is intended to treat serious and life-threatening conditions for which no satisfactory alternative treatment exists and the benefits from the use of the therapeutic product are so pronounced as to outweigh the fact that no FDA-cleared or FDA-approved companion diagnostic test is yet available. It is unclear how the FDA will apply this policy to our current or future gene therapy product candidates. Should the FDA deem genetic tests used for diagnosing patients for our therapies to be in vitro companion diagnostics requiring FDA clearance or approval, we may face significant delays or obstacles in obtaining approval of a BLA for our product candidates. In this regard, in a 2024 case a U.S. District Court vacated FDA’s final rule to regulate laboratory developed test services, and FDA declined to appeal, creating uncertainty for FDA’s continued regulation of certain tests as companion diagnostics. Uncertainty about the legal status of certain companion diagnostics, including the possibility of additional law or further regulations or guidance from FDA, may create uncertainty that could lead to delay in the development and approval of our product candidates.

In the European Union, companion diagnostics are subject to the European Union Regulation on in vitro diagnostic medical devices. This requires a conformity assessment of the companion diagnostic to be performed by a notified body, to demonstrate that it complies with the general safety and performance requirements of the Regulation. The notified body must consult with the EMA or a national regulatory authority in the EU to obtain an opinion on the suitability of the companion diagnostic for use with the medicinal product concerned. Following the successful completion of the conformity assessment procedure, the manufacturer may apply the CE mark to the companion diagnostic. Companies producing companion diagnostics are subject to various pre-market and post-market obligations in the EU, including the need to have a responsible person to oversee regulatory compliance. If the EMA determines that a companion diagnostic is required for a particular medicinal product, the EMA will not recommend approval of the medicinal product until the companion diagnostic has been CE marked.

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

Risks Related to Our Financial Position

We face significant competition in an environment of rapid technological change and there is a possibility that our competitors may achieve regulatory approval before us or develop products that are safer, less expensive or more convenient or effective than ours, any of which may harm our financial condition and our ability to successfully market or commercialize our product candidates.

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

We have incurred cumulative net losses since inception and expect to regularly incur losses until we have successfully commercialized one or more product candidates and may never achieve or maintain profitability in the future.

Since inception, we have incurred cumulative net losses. We have historically financed our operations primarily through private and public offerings of our equity securities, collaborations and licensing rights to our NAV Technology Platform, including milestone payments and royalties from our NAV Technology Licensees and collaborators. We have devoted substantially all of our efforts to research and development, including preclinical and clinical development of our product candidates, and licensing our NAV Technology Platform, as well as to building out our team. We expect that it could be years before we commercialize most of our product candidates, and we can provide no assurance that we will ever be able to do so. We license certain intellectual property related to our NAV Technology Platform to our NAV Technology Licensees and collaborators. Our NAV Technology Licensees and collaborators have multiple preclinical studies and clinical trials in progress. However, only two gene therapy products based on our licensing program, Novartis AG’s Zolgensma and Itvisma, have been approved or commercialized. Other than revenue in connection with sales of Zolgensma and Itvisma, we may generate only limited recurring revenue in the near term from our current NAV Technology Licensees and collaborators. We expect to continue to incur significant expenses and regularly incur operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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

Our existing cash resources may not be sufficient to fund our operations for the next 12 months.

Our existing cash, cash equivalents, and marketable securities may not be sufficient to fund our operating expenses and capital requirements for at least the next 12 months from the issuance date of our financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. Drug development is a lengthy, expensive, and uncertain process, and our product candidates may fail at any stage of development. Our ability to continue as a going concern is dependent on the successful development, regulatory approval, and commercialization of our product candidates. Our financial statements include disclosures indicating that there is substantial doubt about our ability to continue as a going concern. This disclosure may adversely affect investor confidence, our stock price, and our ability to raise additional capital.

We will need to raise additional funding, which may not be available on acceptable terms, or at all, and failure to do so may force us to delay, limit or terminate certain of our licensing activities, product development and commercialization efforts or other operations.

We expect to require substantial future capital in order to complete research studies, preclinical and clinical development for our current product candidates and any future product candidates, and to commercialize these product candidates, if approved. We expect our spending levels to increase in connection with our preclinical and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Increased unpredictability in the regulatory environment and the regulatory requirements to obtain approval of our product candidates may adversely impact our ability to raise the capital needed to finance our operations. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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
•
delays or costs due to a clinical hold or CRL, including BLA resubmission;
•
whether we receive a priority review voucher (PRV) and are able to monetize or otherwise realize any potential value associated with such a voucher;
•
the value of any PRV received diminishes including any decreases due to demand for these vouchers;
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
•
revenue received from commercial sales of Zolgensma and Itvisma, and the timing and amount of Zolgensma and Itvisma royalties paid to Healthcare Royalty Management, LLC (collectively and with other affiliated entities, HCR) under our royalty monetization agreements;

•
revenue received from other commercial sales of our licensees’ and collaborators’ products, should any of their product candidates receive marketing approval, other revenue received under our licensing agreements and collaborations, and the timing and amount of any such revenues payable to HCR under our royalty monetization agreements;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights including against Sarepta and defending any intellectual property-related claims;
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

Although we have generated significant revenues from licensing our NAV Technology Platform and our other intellectual property, such as our licensing pursuant to the AbbVie Collaboration and License Agreement and Nippon Shinyaku Collaboration and License Agreement, we have never generated revenue from sales of our product candidates and may never do so in the future.

We have generated significant revenues from licensing our NAV Technology Platform, including sublicense fees, milestone payments and royalties on net sales of licensed products, Zolgensma and Itvisma, and licensing our intellectual property to collaborators under our license and collaboration agreements with AbbVie and Nippon Shinyaku. However, our ability to generate revenue from sales of our internal product candidates will depend on our ability, alone or with partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates.

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

Many of these factors as they relate to our licensees’ and collaborators’ products, including Zolgensma and Itvisma, will be outside our control, and future revenues in connection with sales of such products may be precluded or limited by any of these factors.

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

Risks Related to Third Parties

If the third parties we rely on to conduct aspects of our clinical trials and certain preclinical research development activities do not meet our deadlines or otherwise conduct the preclinical research and development activities and trials as required, our clinical and preclinical development programs could be delayed or unsuccessful.

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

We have in the past, and in the future may, enter into licensing agreements or collaborations with third parties licensing parts of our NAV Technology Platform for the development of product candidates which, if unsuccessful, could harm our business.

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

Risks Related to Manufacturing

Products intended for use in gene therapies are novel, complex and difficult to manufacture, which could lead to production problems that result in delays in our development or commercialization programs, limit the supply of our products or otherwise harm our business.

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

We currently rely and expect to continue to rely on third parties to conduct parts of our product manufacturing including key components, and these third parties may not perform satisfactorily.

We currently plan to have some of the material manufactured for our planned preclinical and clinical programs by third parties. We currently rely, and expect to continue to rely, on third parties for the production of a portion of our preclinical study and planned clinical trial materials and, therefore, we can control only certain aspects of their activities.

We rely on third-party suppliers, including sole-source suppliers, for materials and key components used in our preclinical and clinical studies and for potential commercial use. Clearside supplies the SCS Microinjector under an option and license agreement; however, in November 2025, Clearside filed for Chapter 11 bankruptcy protection and is seeking to sell substantially all of its assets, including the SCS Microinjector, through a court-supervised process, the outcome of which is uncertain. Any disruption in supply, failure of a purchaser to honor our contractual arrangements, or inability to secure continued supply or alternative delivery technology on commercially reasonable terms and in a timely manner could delay or prevent development or commercialization of product candidates that rely on this technology, including our sura-vec programs for Wet AMD and DR, and may adversely affect our business, financial condition, and results of operations.

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

From time to time, public sentiment may be more adverse to commercialization of gene therapy as a therapeutic technique. Even with the requisite approvals from the FDA, the EMA, European Commission and other regulatory authorities, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our product candidates will depend on a number of factors, including:

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

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products, including potential one-time gene therapies. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and other government payors develop their coverage and reimbursement policies. It is difficult to predict what the CMS, the agency responsible for administering the Medicare program, will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is not a large body of established practices and precedents for these types of products. We cannot be assured that Medicare or Medicaid will cover any of our products, if approved, or provide reimbursement at adequate levels to realize a sufficient return on our investment. In addition, government regulators and legislative bodies in the United States have enacted laws and are considering numerous proposals that may result in limitations on the prices at which we could charge customers for our products if we have products that are approved for sale. For example, the IRA enacted in 2022, permits HHS to engage in price-capped negotiation to set the price of certain drugs and biologics reimbursed under Medicare Part B and Part D. The IRA contains statutory exclusions to the negotiation program, including for certain orphan designated drugs for which the only approved indications are for an orphan disease or condition. Should our product candidates be approved and covered by Medicare Part B or Part D, and fail to fall within a statutory exclusion, such as that for an orphan drug, those products could, after a period of time (e.g., 11 years after FDA approval of biologics, including gene therapies), be selected for negotiation and become subject to prices representing a significant discount from average prices to wholesalers and direct purchasers. The IRA also establishes a rebate obligation for drug manufacturers that increase prices of

Medicare Part B and Part D covered drugs at a rate greater than the rate of inflation. The inflation rebates may require us to pay rebates if we were to increase the cost of a covered Medicare Part B or Part D covered product faster than the rate of inflation. At this time, we are unable to predict how these recent legislative changes or any future legislation might affect our business. Moreover, reimbursement agencies in the European Union may be more conservative than CMS. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

We are highly dependent on members of our executive team. If we were to lose the services of any of the members of our executive team, we may be unable to achieve our strategic priorities. In addition, our success depends in large part on the performance of our team. If we were to lose the services of a significant number of employees, consultants or advisors, or those who sit in key positions, including scientific and technical roles, such loss could impede our ability to achieve our research, development, licensing and commercialization objectives. We currently do not have “key person” insurance on any of our employees.

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

Our current revenues are derived from a concentrated customer base. Our revenues for the years ended December 31, 2025 and 2024 consisted solely of license, royalty and service revenues earned under our licensing and collaboration arrangements. Two customers accounted for approximately 99% of our total revenues for the year ended December 31, 2025. One customer accounted for approximately 98% of our total revenues for the year ended December 31, 2024. We expect future license, royalty and service revenues to continue to be derived from a limited number of licensees and collaborators. Future license, royalty and service revenues are uncertain due to the contingent nature of the consideration payable to us under our licensing and collaboration arrangements.

Changes to tax legislation may adversely affect our business.

From time to time, the U.S. government may introduce new fiscal policies and tax laws or make substantial changes to existing tax legislation. These changes could have a material impact on our business and our customers’ business, results of operations, and financial condition. For example, in July 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, introducing significant tax changes. The OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire at the end of 2025. The OBBBA features modified versions of individual and business tax relief proposals, and other new tax relief measures. In addition, it includes various revenue-raising measures, including changes to certain Inflation Reduction Act clean energy tax credits and various limits on business and individual tax deductions, that are intended to offset part of the cost of the legislation. We are currently evaluating the impact of the OBBBA on our business.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. In this regard, we are engaged in patent litigation with Sarepta Therapeutics, Inc. (Sarepta) arising from its use of cultured host cell technology, which we believe is covered by a patent we licensed from Penn, to make gene therapy products to treat Duchenne muscular dystrophy and Limb-girdle muscular dystrophy, among other products. In January 2024, the U.S. District Court for the District of Delaware granted Sarepta’s motion for summary judgment dismissing the case. We appealed this decision and the U.S. Court of Appeals for the Federal Circuit recently found in our favor, reversing the District Court decision and remanding the case for further proceedings. The outcome of this litigation is uncertain and may not result in the patent enforcement we desire. Separately, we have filed another patent litigation against Sarepta relating to another patent licensed from Penn covering Duchenne muscular dystrophy products. This litigation was stayed pending a patent challenge before the USPTO. In August 2025, the USPTO found that the challenged claim is not invalid as obvious. Sarepta has appealed this decision. The outcome of our enforcement efforts against Sarepta is uncertain and any recovery, if available, may be years in the future.

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

We have registered trademarks with the USPTO, including for the marks “AAVIATE,” “AFFINITY BEYOND,” “AFFINITY DUCHENNE,” “ALTITUDE,” “ASCENT,” “ATMOSPHERE,” “CAMPSIITE,” “NAV,” “NAVXcell,” “NAVXpress” and “REGENXBIO,” as well as for the REGENXBIO logos. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be harmed. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could harm our financial condition or results of operations.

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

Issued patents covering our NAV Technology Platform or our product candidates could be found invalid or unenforceable if challenged in court and we may be unable to protect our trade secrets in court.

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

The patent positions of companies engaged in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. On March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc. (Prometheus), a case involving patent claims directed to a process of measuring a metabolic product in a patient to optimize a drug dosage for the patient. According to the Supreme Court, the addition of well-understood, routine or conventional activity such as “administering” or “determining” steps was not enough to transform an otherwise patent-ineligible natural phenomenon into patent-eligible subject matter. On June 13, 2013, the Supreme Court issued its decision in Association for Molecular Pathology v. Myriad Genetics, Inc. (Myriad), a case involving patent claims held by Myriad relating to the breast cancer susceptibility genes BRCA1 and BRCA2. Myriad held that an isolated segment of naturally occurring DNA, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patent eligible subject matter, but that complementary DNA, which is an artificial construct that may be created from RNA transcripts of genes, may be patent eligible. In this regard, the District Court found that the patent we asserted against Sarepta because of its use of cultured host cells is invalid for failing to meet the patent-eligible subject matter requirement. We have appealed this decision and the U.S. Court of Appeals for the Federal Circuit recently found in our favor, reversing the District Court decision. Further appeals by Sarepta are possible and we cannot provide assurance that they will not be granted. We also cannot provide assurance that any further decision from the U.S. Court of Appeals for the Federal Circuit or the Supreme Court will not have broader implications for other NAV Technology Platform patents or for biotechnology patents generally.

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

We cannot provide any assurance that our efforts to seek patent protection for our technology and products will not be negatively impacted by the decisions described above, rulings in other cases or changes in guidance or procedures issued by the USPTO. We cannot fully predict what ongoing impact the Supreme Court’s decisions in Prometheus and Myriad may have on the ability of life science companies to obtain or enforce patents relating to their products and technologies in the future. These decisions, the guidance issued by the USPTO and rulings in other cases or changes in USPTO guidance or procedures could materially harm our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

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

We have raised significant capital through public offerings of our common stock to fund our operations, which has caused dilution to our stockholders. We may seek to raise additional capital through public or private equity offerings, debt financings, strategic partnerships, licensing arrangements or other means. We have an effective shelf registration statement on file with the SEC, which allows us to access capital in a timely manner. To the extent that we raise additional capital by issuing equity securities, including through our at-the-market program, the share ownership of existing stockholders will be diluted. Any future debt financing may involve covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments or engage in certain merger, consolidation, or asset sale transactions. In addition, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or products or otherwise agree to terms unfavorable to us.

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

Our restated certificate of incorporation includes an exclusive forum clause for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

Our business could be negatively affected as a result of the actions of activist stockholders or stockholder litigation.

Proxy contests have been waged against many companies in the biopharmaceutical industry over the last several years, and proxy advisory firms or investors may recommend changes to our business operations, provisions in our restated certificate of incorporation or amended and restated bylaws, or the composition of our board of directors or its committees. In recent years, stockholders have increasingly pressured publicly traded companies, including those in our industry, to change corporate governance, executive compensation, and social and environmental practices. Meanwhile, the sustainability landscape remains fragmented: some jurisdictions and stakeholders advocate for expanded reporting and disclosure, while others discourage or limit the consideration of sustainability factors. If faced with a proxy contest or other type of stockholder activism, or a proxy advisory firm recommendation that is adverse to a management proposal, we may not be able to respond successfully to the contest or dispute, which could be disruptive to our business. Even if we are successful, our business could be adversely affected by such a contest or dispute involving us or our partners because:

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

Additionally, we are subject to, and may in the future become subject to, legal proceedings, including securities class action litigation, stockholder derivative lawsuits and other claims that have arisen or may arise in the ordinary course of business. For example, in February 2026, a putative securities class action complaint was filed against us and certain of our current officers and directors. We believe we have meritorious defenses to the alleged claims and intend to vigorously defend against them. However, regardless of merit, litigation may be time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. The outcome of any litigation is inherently uncertain, and if one or more legal matters are resolved against us for amounts above management's expectations, our business, financial condition, results of operations and prospects could be materially adversely affected. While we maintain insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act (Section 404) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. However, while we remain a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We have not had, and do not expect to have, our independent registered public accounting firm attest to our management report on internal control over financial reporting as of December 31, 2025. Had our independent registered public accounting firm performed an evaluation of the effectiveness of our internal control over financial reporting in accordance with Section 404, it is possible that material weaknesses may have been identified.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities and test those systems pursuant to our cybersecurity policies, processes and practices. To protect our information systems from cybersecurity threats, we use security tools that are designed to help identify, escalate, investigate, resolve and recover from security incidents in a timely manner. We require annual information security training to be completed by our employees, and we maintain a limited cybersecurity liability insurance policy.

Our Senior Vice President of Information Technology (SVP, IT) is responsible for the establishment and maintenance of our cybersecurity program, as well as the assessment and management of cybersecurity risks. Our current SVP, IT has over 25 years of experience in information technology and possesses the requisite education, skills and experience expected of an individual assigned to these duties. We also engage third-party consultants and auditors on an annual basis to assess the effectiveness of our cybersecurity prevention and response systems and processes. Where applicable, third-party service providers are contractually obligated to notify us of material incidents arising from cybersecurity events within their purview.

We identify, assess and manage material risks from cybersecurity threats by following written policies and procedures, which are in compliance with the International Organization for Standardization (ISO) 27001 Information Security Management System. The output of this process is then integrated within our enterprise risk management (ERM) program. The ERM program is managed cross-functionally, with input from various senior management representatives across our business operations, and is used to assess risks to our business based on their potential likelihood and magnitude of impact. Our information technology organization provides the inputs to our ERM process related to material cybersecurity risks and mitigation plans. The information technology team is responsible for the prevention, detection, mitigation and remediation of cybersecurity incidents. Cybersecurity incidents are documented and triaged in accordance with a defined process. Incidents deemed to be significant are escalated to the Audit Committee of our Board of Directors after appropriate assessment by the information technology organization and other internal stakeholders. In the event an incident highlights an emerging or previously unidentified cybersecurity risk, such risk is then synthesized into the ERM process.

The Audit Committee of our Board of Directors oversees our ERM program, including with respect to material risks arising from cybersecurity threats impacting our business. Management provides quarterly reporting on our material enterprise risks to the Audit Committee. In addition to material risks identified through the ERM process, our information technology management provides periodic reporting, at least semi-annually, on our cybersecurity risk profile and risk mitigation strategies to the Audit Committee. This reporting is also made available to the full Board of Directors.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are party to various lawsuits, claims or other legal proceedings that arise in the normal course of our business. Please see Note 8, “Commitments and Contingencies—Litigation” to the accompanying audited consolidated financial statements for additional information.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “RGNX.”

Holders

As of February 27, 2026, there were five holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, as stockholders who are beneficial owners of our common stock hold such shares in street name through brokers and other nominees that are record holders of our common stock.

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

For a full discussion and analysis of financial condition and results of operations for the year ended December 31, 2024, including a year-over-year comparison to the year ended December 31, 2023, please read the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2024, which we filed with the SEC on March 13, 2025.

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

Overview of Product Candidates

We have developed a broad pipeline of gene therapy programs using our proprietary adeno-associated virus (AAV) gene therapy delivery platform (NAV Technology Platform) as a one-time treatment to address an array of diseases. Our lead programs and product candidates are described below:

•
ABBV-RGX-314: We are developing ABBV-RGX-314 (surabgene lomparvovec, sura-vec) in collaboration with AbbVie as a potential one-time treatment for chronic retinal conditions that cause total or partial vision loss, including wet age-related macular degeneration (wet AMD) and diabetic retinopathy (DR). ABBV-RGX-314 is currently being evaluated in multiple clinical trials, including two pivotal trials (ATMOSPHERE and ASCENT), one Phase II bridging study, one long-term follow-up study and a fellow eye sub-study in patients with wet AMD, all utilizing subretinal delivery. Additionally, two Phase II clinical trials in patients with wet AMD (AAVIATE) and DR (ALTITUDE) are ongoing along with two corresponding long-term follow-up studies, all utilizing in-office suprachoroidal delivery. Within the Phase II study in DR, we are also evaluating ABBV-RGX-314 in diabetic macular edema (DME). Additionally, we are planning a Phase IIb/III program in DR and expect to dose the first patient in a two-part Phase IIb/III study (NAAVIGATE) in the second quarter of 2026. ABBV-RGX-314 uses the NAV® AAV8 vector to deliver a gene encoding a therapeutic antibody fragment to inhibit vascular endothelial growth factor (VEGF). We have licensed certain exclusive rights to the SCS Microinjector® from Clearside Biomedical, Inc. (Clearside) to deliver gene therapy treatments to the suprachoroidal space of the eye.

Wet AMD

Subretinal Delivery

Enrollment in the ATMOSPHERE® and ASCENT® pivotal trials for the treatment of patients with wet AMD using subretinal delivery was completed in October 2025. These trials are expected to support global regulatory submissions with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA). Topline data from these trials are expected to be shared in the fourth quarter of 2026 in partnership with AbbVie.

Suprachoroidal Delivery

The AAVIATE® trial is a multi-center, open label, randomized, controlled, dose-escalation Phase II trial to evaluate the efficacy, safety and tolerability of suprachoroidal delivery of ABBV-RGX-314 for the treatment of wet AMD.

Based on the favorable safety profile observed as of July 29, 2024, the Phase II AAVIATE trial enrolled a cohort to evaluate ABBV-RGX-314 at dose level 4 (1.5x10e12 GC/eye). Patients in this cohort received short course prophylactic steroid eye drops.

DR and DME

The ALTITUDE® trial is a multi-center, open label, randomized, controlled, dose-escalation Phase II trial to evaluate the efficacy, safety and tolerability of ABBV-RGX-314 using suprachoroidal delivery for the treatment of DR. In November 2023, we announced data showing ABBV-RGX-314 was well tolerated at dose levels 1 and 2 and positive signals of efficacy, including 20.8% of patients exhibiting > 2-step Diabetic Retinopathy Severity Scale (DRSS) improvement without additional DR treatment at one year.

In August 2025, we and AbbVie executed an amendment to our collaboration agreement and announced plans to initiate a pivotal program consisting of a Phase IIb/III trial (NAAVIGATE) as well as a second Phase III trial. NAAVIGATE is a Phase IIb/III multicenter, randomized, masked, sham-controlled study to evaluate the safety and efficacy of sura-vec in subjects with non-proliferative DR (NPDR) without center-involved diabetic macular edema (CI-DME). The primary endpoint is > 2-step improvement on the diabetic retinopathy severity scale (DRSS) at one year. Following an interim analysis, REGENXBIO and AbbVie will initiate a Phase III expansion, which will include two Phase III trials, including a U.S. trial and a parallel global trial, led by AbbVie. We expect to dose the first patient in NAAVIGATE in the second quarter of 2026.

The ALTITUDE trial includes a new cohort of patients with center-involved DME evaluating ABBV-RGX-314 at dose level 4. Enrollment completed in this cohort in June 2025. DME is a vision-threatening complication of DR; an estimated 34 million people globally have DME. Patients received a one-time, in-office injection of ABBV-RGX-314 at dose level 4 (1.5x10e12 GC/eye) with short course prophylactic steroid eye drops.

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

AFFINITY DUCHENNE® is a multicenter, open-label Phase I/II/III trial to evaluate the safety, tolerability and clinical efficacy of a one-time intravenous dose of RGX-202 in patients with Duchenne aged one and older. The initiation of the pivotal study was designed to enroll approximately 30 patients in the U.S. and Canada.

In October 2025, we announced that enrollment in the AFFINITY DUCHENNE pivotal trial had completed and that we continue to enroll participants in the planned confirmatory trial. We expect to share topline data in the early second quarter of 2026 and request a pre-Biologics License Application (BLA) meeting with the FDA in mid-2026.

We began manufacturing the first batches of RGX-202 intended for commercial supply at our Manufacturing Innovation Center and completed the Process Performance Qualification (PPQ) campaign in the fourth quarter of 2025. Additional regulatory interactions with the FDA and the EMA are planned for 1H 2026.

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

A BLA for RGX-121 seeking accelerated approval was submitted to the FDA in March 2025. The FDA subsequently granted priority review of the BLA and successfully completed mid-cycle meeting, Pre-license inspection (PLI) and Bioresearch monitoring information (BIMO) inspections. The PLI and BIMO inspections were completed with no observations. In August 2025, we announced that the FDA review timeline had been extended following submission of 12-month clinical data for all patients in the pivotal study of RGX-121 (n=13) in response to an FDA information request. The Prescription Drug User Fee Act (PDUFA) goal date was extended from November 9, 2025 to February 8, 2026.

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

In January 2026, we announced that the FDA placed the RGX-121 program on clinical hold in relation to a serious adverse event in a patient treated in the Phase I/II trial of RGX-111. The FDA cited the similarities in products, study populations, and shared risk between the clinical studies.

In February 2026, we announced that the FDA issued a Complete Response Letter (CRL) for the RGX-121 BLA. The FDA stated in the CRL that it had agreed to the study protocol in principle and outlined several reasons for not approving the gene therapy, including uncertainty regarding the study eligibility criteria to adequately define a population with neuronopathic disease (vs. attenuated disease), the comparability of the natural history external control to the study population, and the appropriateness of CSF HS D2S6 as a surrogate endpoint reasonably likely to predict clinical benefit. The CRL lists several potential paths forward, including a new study, treating additional patients and conducting longer-term follow up, and using an untreated control arm. Throughout active discussions during the BLA process, we believed we had addressed the points raised in the CRL through the submission of additional data and responses to numerous information requests. The FDA did not agree the data set provided substantial evidence of effectiveness to support approval of RGX-121 for the treatment of MPS II. We plan to request a Type A meeting with the FDA.

As of March 2026, we plan to work with the FDA to address the clinical hold and CRL, and discuss potential paths forward for the program, Potential approval of the BLA for RGX-121 could result in receipt of a Rare Pediatric Disease Priority Review Voucher (PRV), assuming the statutory criteria are met. If approved, RGX-121 would be the first approved gene therapy and one-time treatment for MPS II.

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

In January 2026, we announced that the FDA placed the RGX-111 program on clinical hold following preliminary analysis of a single case of neoplasm (intraventricular CNS tumor) in a participant treated in the Phase I/II study. The case was identified during a routine brain MRI of an asymptomatic five-year-old participant who received intracisternal RGX-111 four years prior. Preliminary genetic analysis of the resected tumor detected an AAV vector genome integration event associated with overexpression of a proto-oncogene (PLAG1), which is known to be susceptible to chromosomal rearrangements. Final analysis of the resected tumor was conducted by an independent third-party lab, and, as previously reported, detected an AAV vector genome integration event associated with overexpression of a PLAG1. Clonal integration of AAV vector elements into the PLAG1 gene was detected in the tumor tissue. Analyses supported classification as a PLAG1‑family neuroepithelial tumor and are consistent with the hypothesis that AAV vector integration at the PLAG1 site contributed to tumor formation. Of note, this participant had a background of factors that could have contributed to risk of oncogenic transformation. This child underwent unsuccessful stem cell transplant at 4 months of age, with loss of donor chimerism, and he received chemotherapeutics that may have contributed to DNA damage. The report concludes, based on formal neuropsychologic testing and developmental pediatrician assessment, that the patient’s neurocognitive development is above average, which indicates mitigation of MPS I disease, and the patient continues to do well. We anticipate the analysis will be published in a peer-reviewed journal this year.

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

In August 2025, we and AbbVie entered into an amendment to the AbbVie Collaboration Agreement which modified the development plan and milestone payment structure for the ABBV-RGX-314 DR program. Under the amendment, we will conduct the first registration enabling trial for DR suprachoroidal (SCS) treatment as a combined Phase IIb/III trial (NAAVIGATE) which will be performed in two parts (Part 1 and Part 2), and AbbVie will conduct the second registration enabling trial as a separate, standalone Phase III trial. In lieu of the $200.0 million milestone due to us under the original AbbVie Collaboration Agreement upon first patient dosed in the first registration enabling trial for DR SCS treatment, AbbVie will pay us $100.0 million upon first patient dosed in the NAAVIGATE trial and an additional $100.0 million upon first patient dosed in the subsequent Phase III trial. Also pursuant to the amendment, AbbVie will lead a new Phase III randomized controlled study (ACHIEVE) to assess the injection burden, adverse events, change in disease activity, and long-term preservation of visual acuity of ABBV-RGX-314 in adult participants with neovascular AMD. We will be responsible for our development expenses to conduct Part 1 of the NAAVIGATE trial and the parties will share the development expenses related to Part 2 of the NAAVIGATE trial and the subsequent Phase III trial for DR in accordance with the existing terms of the AbbVie Collaboration Agreement. AbbVie will be responsible for all development expenses related to the ACHIEVE study.

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

We recognized $84.7 million of revenue under the Nippon Shinyaku Collaboration Agreement during the year ended December 31, 2025. For additional information regarding the Nippon Shinyaku Collaboration Agreement, please refer to Note 10, “License and Collaboration Agreements—Nippon Shinyaku Collaboration and License Agreement” to the accompanying audited consolidated financial statements.

In May 2025, we entered into a loan agreement with entities managed by Healthcare Royalty Management, LLC (collectively and with other affiliated entities, HCR). Pursuant to the terms of the loan agreement, future royalties, sales-based milestone payments and certain development milestone payments earned under the Nippon Shinyaku Collaboration Agreement, along with consideration earned under various other NAV Technology Platform license agreements, shall be used to repay principal and interest owed to HCR. For additional information regarding the May 2025 loan agreement with HCR, please refer to Note 7, “Royalty Monetization Liabilities—2025 Royalty Bond” to the accompanying audited consolidated financial statements.

NAV Technology Licensing Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform and other intellectual property rights to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of December 31, 2025, our NAV Technology Platform was being applied in two commercial products, Zolgensma® and Itvisma®, and the preclinical and clinical development of various other licensed products. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform and creating additional revenue opportunities.

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

Future revenues under our license and collaboration arrangements are dependent on the successful development and commercialization of licensed products, which is uncertain, and revenues may fluctuate significantly from period to period. Additionally, we may never receive consideration under our license or collaboration agreements that is contemplated on optional goods and services, development and sales-based milestones, royalties on sales of licensed products or sublicense fees, given the contingent nature of these payments. Our revenues are concentrated among a low number of licensees and collaborators and the arrangements are terminable at the option of the counterparty. The termination of our license and collaborations arrangements may materially impact the amount of revenue we recognize in future periods. Please refer to Note 16, “Segment and Geographical Information” to the accompanying audited consolidated financial statements for a description of segment and geographical information regarding our revenues.

Zolgensma and Itvisma Royalties

Royalty revenue to date consists primarily of royalties on net sales of Zolgensma and Itvisma, which are marketed by Novartis Gene Therapies, Inc. (Novartis Gene Therapies), a wholly owned subsidiary of Novartis AG (Novartis), for the treatment of spinal muscular atrophy (SMA). Zolgensma and Itvisma are licensed products under our license agreement with Novartis Gene Therapies for the development and commercialization of treatments for SMA using the NAV Technology Platform.

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

We expect to continue to incur significant research and development expenses for the foreseeable future as we continue the development of our product candidates and engage in early research and development for prospective product candidates and new technologies. The following table summarizes our research and development expenses incurred during the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Direct Expenses
ABBV-RGX-314	$37,599	$36,401
RGX-202	26,338	14,419
RGX-121	12,817	12,143
Other product candidates	6,771	7,103
Total direct expenses	83,525	70,066
Unallocated Expenses
Platform and early research	29,362	27,885
Personnel	73,508	65,950
Facilities	11,276	11,410
Stock-based compensation	15,977	17,985
Depreciation and amortization	14,651	15,226
Total unallocated expenses	144,774	138,456
Total research and development	$228,299	$208,522

Direct expenses related to the development of ABBV-RGX-314 for the years ended December 31, 2025 and 2024 include net cost reimbursement from AbbVie under our eye care collaboration of $60.2 million and $78.3 million, respectively, which were recorded as a reduction of research and development expenses. In addition to reimbursement of direct development expenses, net cost reimbursement from AbbVie includes reimbursement of personnel and overhead costs attributable to the development of ABBV-RGX-314, the underlying costs of which are reported as unallocated expenses in the table above. We typically utilize our employee and infrastructure resources across our development programs. As a result, we generally do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs.

Platform and early research reported in the table above includes direct costs not identifiable with a specific lead product candidate, including costs associated with our research and development platform used across programs, manufacturing support, process and analytical development, early research and development for prospective product candidates and new technologies, and other costs in support of research and development activities.

General and Administrative Expense

Our general and administrative expenses consist primarily of salaries, wages and personnel-related costs, including benefits, travel and stock-based compensation, for employees performing functions other than research and development. This includes certain personnel in executive, commercial, corporate development, finance, legal, human resources, information technology, facilities and administrative support functions. Additionally, general and administrative expenses include costs associated with accounting, legal, commercial and other corporate advisory services, obtaining and maintaining patents, insurance, information systems and other general corporate activities, as well as facility-related costs and other corporate overhead costs not otherwise allocated to research and development expense. We expect that our general and administrative expenses will increase as we continue to develop, and potentially commercialize, our product candidates. Specifically, we expect general and administrative costs associated with the potential commercialization of our product candidates to increase in future periods as we and our commercial partners prepare for and carry out product launch efforts, in particular for the potential commercialization of our RGX-202 and ABBV-RGX-314 product candidates.

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

Interest Expense

Interest expense is primarily associated with our royalty monetization liabilities, including our December 2020 royalty purchase agreement (2020 Royalty Purchase Agreement) and May 2025 loan agreement (2025 Royalty Bond) with HCR. For further information regarding our royalty monetization liabilities and associated interest expense, please refer to Note 7, “Royalty Monetization Liabilities” to the accompanying audited consolidated financial statements.

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

We evaluate our agreements with collaboration partners to determine whether they are within the scope of ASC 808, Collaborative Arrangements (ASC 808). For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we identify the various transactions with the counterparty and determine if any unit of account is more reflective of a transaction with a customer and therefore should be accounted for within the scope of ASC 606. For transactions that are accounted for pursuant to ASC 606, we apply the five-step model as described in our revenue recognition policies. For transactions that are accounted for pursuant to ASC 808, an appropriate method of recognition and presentation is determined and consistently applied in accordance with our accounting policies for collaborative arrangements.

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

Performance obligations under our license and collaboration agreements may include (i) the delivery of intellectual property licenses, (ii) development and manufacturing services to be performed by us related to licensed products and (iii) options granted to purchase additional goods and services, to the extent the options convey material rights. At the inception of each license agreement which contains performance obligations for development, manufacturing or other services, we evaluate whether the license is distinct from the services, which requires judgment. In making this determination, we consider, among other things, the stage of development of the licensed products and whether the services will significantly impact further development of the licensed products. If it is determined that the license is not distinct from the services, the license is combined with the services into a single performance obligation. Agreements may provide licensees and collaborators with options to purchase additional goods or other services, including options to purchase commercial supply of licensed products. Options are evaluated at the inception of the agreement to determine whether they provide material rights to the customer. In making this determination, we consider whether the options are priced at an incremental discount to the standalone selling price of the underlying goods or services, in which case the option is considered to be a material right. Material rights are accounted for as separate performance obligations under the current arrangement.

We evaluate the transaction price of our license and collaboration agreements at contract inception and at each reporting date. The transaction price includes the fixed consideration payable to us over the contract term, as well as any variable consideration to the extent that it is probable that a significant reversal of revenue will not occur in the future. Fixed consideration under the agreements may include up-front and annual fees payable to us over the contract term and fixed fees for development, manufacturing and other services. Variable consideration under the agreements may include development and sales-based milestone payments, payments for development, manufacturing and other services, sublicense fees and royalties on sales of licensed products. Consideration contingent upon the exercise of options by the customer is excluded from the transaction price and not accounted for as part of the arrangement until the option is exercised.

The transaction price of our license and collaboration arrangements is allocated to the underlying performance obligations based on their relative standalone selling prices and recognized as revenue when (or as) the performance obligations are satisfied. Variable consideration payable based on services performed is allocated directly to the performance obligation for such services. Consideration allocated to performance obligations for the delivery of intellectual property licenses is recognized as license and royalty revenue in full upon the delivery of the license. Consideration allocated to performance obligations for development, manufacturing and other services is recognized as service revenue as we perform the services. Consideration allocated to performance obligations for material rights to purchase additional goods and services is recognized as revenue upon the satisfaction of the performance obligations underlying the optional goods and services purchased by the customer. Service revenue is recognized using a measure of progress that best reflects the pattern of satisfaction of the performance obligations. At each reporting date, we re-evaluate the measure of progress and adjust service revenue on a cumulative catch-up basis to reflect our best estimate of the services performed to date versus the total services to be performed under the arrangement.

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

Royalty revenue to date consists primarily of royalties on net sales of Zolgensma and Itvisma, which are licensed products under our license agreement with Novartis Gene Therapies for the development and commercialization of treatments for SMA. We recognize royalty revenue from net sales of Zolgensma and Itvisma in the period in which the underlying products are sold by Novartis Gene Therapies, which in certain cases may require us to estimate royalty revenue for periods of net sales which have not yet been reported to us. Estimated royalties are reconciled to actual amounts reported in subsequent periods, and any differences are recognized as an adjustment to royalty revenue in the period the royalties are reported.

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

Collaborative Arrangements

We evaluate our agreements with collaboration partners to determine whether they are within the scope of ASC 808. Such arrangements are within the scope of ASC 808 if they involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This evaluation is performed throughout the life of the arrangement based on any changes in the roles and responsibilities of the parties under the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we identify the various transactions with the counterparty and determine if any unit of account is more reflective of a transaction with a customer and therefore should be accounted for within the scope of ASC 606. For transactions that are accounted for pursuant to ASC 606, we apply the five-step model as described in our revenue recognition policies. For transactions that are accounted for pursuant to ASC 808, an appropriate method of recognition and presentation is determined and consistently applied.

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

Royalty Monetization Liabilities

Net proceeds received under our royalty monetization agreements with HCR are recorded as liabilities and accounted for as debt. The liabilities are amortized over the estimated life of the arrangements using the effective interest method. For arrangements in which there is no stated interest rate, the total amount of royalty and other payments paid to HCR under the arrangement, less the net proceeds we received from HCR, is recorded as interest expense over the life of the arrangement. We estimate the effective interest rates of our royalty monetization liabilities based on our estimate of total payments to be paid to HCR under the arrangement. We reassess these estimates at each reporting date and adjust the effective interest rate and amortization of the liabilities on a prospective basis as necessary.

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

As of December 31, 2025, we had federal net operating loss (NOL) carryforwards of $754.4 million, U.S. state NOL carryforwards of $394.9 million and federal and state research and development tax credit carryforwards of $95.1 million which may be available to offset future income tax liabilities. Our federal NOL carryforwards and a portion of our state NOL carryforwards as of December 31, 2025 may be carried forward indefinitely. The remaining portion of our state NOL carryforwards and our federal and state credit carryforwards as of December 31, 2025 expire at various dates between 2029 and 2045.

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, including our NOL and credit carryforwards. Based on our history of operating losses, and other relevant facts and circumstances, we concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we provided a full valuation allowance for our net deferred tax assets as of December 31, 2025 and 2024.

Results of Operations

Our consolidated results of operations were as follows (in thousands):

	Years Ended December 31,
	2025	2024	Change
Revenues
License and royalty revenue	$156,267	$81,960	$74,307
Service revenue	14,174	1,368	12,806
Total revenues	170,441	83,328	87,113
Operating Expenses
Cost of license and royalty revenues	20,298	33,567	(13,269)
Research and development	228,299	208,522	19,777
General and administrative	82,863	76,619	6,244
Credit losses (recoveries)	—	(5,000)	5,000
Impairment of long-lived assets	—	2,101	(2,101)
Other operating expenses	179	865	(686)
Total operating expenses	331,639	316,674	14,965
Loss from operations	(161,198)	(233,346)	72,148
Other Income (Expense)
Interest income from licensing	83	174	(91)
Investment income	12,245	18,729	(6,484)
Interest expense	(45,008)	(12,659)	(32,349)
Total other income (expense)	(32,680)	6,244	(38,924)
Net loss	$(193,878)	$(227,102)	$33,224

Comparison of the Years Ended December 31, 2025 and 2024

License and Royalty Revenue. License and royalty revenue increased by $74.3 million, from $82.0 million for the year ended December 31, 2024 to $156.3 million for the year ended December 31, 2025. The increase was primarily attributable to $72.9 million of up-front license revenue recognized under our collaboration with Nippon Shinyaku in 2025, as well as an increase in royalty revenues for Zolgensma and Itvisma. Total royalty revenues for Zolgensma and Itvisma increased by $1.7 million, from $81.5 million in 2024 to $83.2 million in 2025. Novartis reported combined Zolgensma and Itvisma sales of $1.23 billion in 2025, as compared to $1.21 billion in 2024. As reported by Novartis, the increase reflects continued strong demand for Zolgensma in the incident SMA population, and was partially driven by the approval and launch of Itvisma in the fourth quarter of 2025. Zolgensma and Itvisma royalty revenues for 2025 were $82.5 million and $0.6 million, respectively. Itvisma royalties for 2025 reflect a product launch in the late fourth quarter of 2025.

Service Revenue. Service revenue increased by $12.8 million, from $1.4 million for the year ended December 31, 2024 to $14.2 million for the year ended December 31, 2025. The increase was primarily attributable to $11.8 million of service revenue recognized under our collaboration with Nippon Shinyaku in 2025, largely driven by the performance of RGX-121 development and manufacturing services.

Cost of License and Royalty Revenues. Cost of license and royalty revenues decreased by $13.3 million, from $33.6 million for the year ended December 31, 2024 to $20.3 million for the year ended December 31, 2025. The decrease was largely driven by a reduction in upstream Zolgensma royalties payable to licensors for net sales in certain territories outside the United States.

Research and Development Expense. Research and development expenses increased by $19.8 million, from $208.5 million for the year ended December 31, 2024 to $228.3 million for the year ended December 31, 2025. The increase was primarily attributable to the following:

•
an increase of $8.1 million in manufacturing-related expenses and other clinical supply costs for our lead product candidates, largely driven by manufacturing costs for ABBV-RGX-314, RGX-202 and RGX-121;
•
an increase of $5.8 million in personnel-related costs due to increased headcount of development personnel, net of a $2.0 million decrease in stock-based compensation expense; and
•
an increase of $5.7 million in costs associated with clinical trials and regulatory activities, largely driven by clinical trial expenses for RGX-202 pivotal trials.

General and Administrative Expense. General and administrative expenses increased by $6.2 million, from $76.6 million for the year ended December 31, 2024 to $82.9 million for the year ended December 31, 2025. The increase was largely driven by professional services, consulting and other corporate advisory services.

Credit Losses (Recoveries). We recognized credit recoveries of $5.0 million during the year ended December 31, 2024 upon the full collection of amounts due under our settlement agreement with Abeona Therapeutics Inc. (Abeona), for which we had previously recorded an allowance for credit losses. For further information regarding the settlement agreement with Abeona and the allowance for credit losses, please refer to Note 10, “License and Collaboration Agreements—Settlement Agreement with Abeona Therapeutics” to the accompanying audited consolidated financial statements. We did not record any credit losses or recoveries during the year ended December 31, 2025.

Investment Income. Investment income decreased by $6.5 million, from $18.7 million for the year ended December 31, 2024 to $12.2 million for the year ended December 31, 2025. The decrease was primarily attributable to the achievement of milestones associated with the July 2021 acquisition of our non-marketable equity securities of Corlieve Therapeutics SAS (Corlieve) by uniQure N.V. (uniQure). We recognized realized gains of $6.6 million upon the achievement of such milestones during 2024. No such milestones were achieved during 2025 and no gains were realized during the period.

Interest Expense. Interest expense increased by $32.3 million, from $12.7 million for the year ended December 31, 2024 to $45.0 million for the year ended December 31, 2025. The increase was primarily attributable to interest expense under our royalty monetization liabilities, driven largely by an increase in forecasted Zolgensma and Itvisma royalties expected to be paid to HCR under the 2020 Royalty Purchase Agreement and interest expense incurred to date under the 2025 Royalty Bond issued in May 2025.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $240.9 million, which were primarily derived from the royalty monetization in May 2025, the up-front payment received under the Nippon Shinyaku Collaboration Agreement in March 2025 and the sale of our common stock and pre-funded warrants in March 2024, each as described below:

•
In May 2025, we entered into a loan agreement with HCR pursuant to which HCR will provide us with an aggregate limited recourse loan of up to $250.0 million (the 2025 Royalty Bond). The 2025 Royalty Bond is disbursable to us in three tranches, with $150.0 million funded on the closing date in May 2025, $50.0 million available to be funded if sales of a specified product exceed a specified sales threshold prior to December 31, 2026, and $50.0 million available to be funded if both parties exercise an option in 2027. Proceeds received from the initial funding tranche of the 2025 Royalty Bond in May 2025, net of discounts and transaction costs, were $144.5 million. The 2025 Royalty Bond matures in 2035, subject to potential extension, and bears interest at a rate of 9.75% plus the 3-month secured overnight financing rate as administered by the Federal Reserve Bank of New York (SOFR), with a minimum interest rate of 14.0%. Prior to the maturity date, interest and principal under the 2025 Royalty Bond will be paid quarterly to HCR solely using proceeds received, net of upstream obligations to licensors, from certain specified royalties, milestone payments, license fees and other consideration payable to us under the Zolgensma and Itvisma license with Novartis Gene Therapies, the Nippon Shinyaku Collaboration Agreement and certain other NAV Technology Platform license agreements.
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

At-the-Market Offering Program

In December 2024, we entered into a Sales Agreement with Leerink Partners LLC (Leerink) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through Leerink, acting as our sales agent (the Leerink ATM Program). As of December 31, 2025, no shares of common stock had been sold under the Leerink ATM Program. We intend to use proceeds obtained from the sale of shares under the Leerink ATM Program, if any, for general corporate purposes.

Future Liquidity and Ability to Continue as a Going Concern

We intend to devote the majority of our current capital to preclinical research, clinical development, seeking regulatory approval of our product candidates and, if approved, commercialization of our product candidates, as well as additional capital expenditures needed to support these activities. Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the total amount of operating expenditures and capital outlays necessary to complete the development and commercialization of our product candidates.

We expect that our cash, cash equivalents and marketable securities of $240.9 million as of December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements, and are sufficient to meet our financial commitments and obligations into early 2027. This estimate is based on our current operating plan, and excludes the potential effects of any future financings or material milestone payments that may be received under our licensing and collaboration arrangements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than expected. These conditions raise substantial doubt about our ability to continue as a going concern within 12 months from the issuance date of our consolidated financial statements for the year ended December 31, 2025, which accompany this Annual Report on Form 10-K. Our ability to continue as a going concern will depend heavily on the successful development, approval and commercialization of our product candidates and our ability to raise additional capital to fund operations. If we are unable to raise capital sufficient to meet our working capital needs in the future, we may be forced to delay expenditures, reduce the scope of our development activities or make other changes to our operating plans.

Cash Flows

Our consolidated cash flows were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(123,963)	$(173,125)
Net cash provided by (used in) investing activities	(15,868)	103,446
Net cash provided by financing activities	116,771	92,683
Net increase (decrease) in cash and cash equivalents and restricted cash	$(23,060)	$23,004

Cash Flows from Operating Activities

Our net cash used in operating activities for the year ended December 31, 2025 decreased by $49.2 million from the year ended December 31, 2024, largely as a result of the $110.0 million up-front fee received from Nippon Shinyaku in March 2025, partially offset by an increase in operating expenses in 2025. We expect to continue to incur regular net cash outflows from operations for the foreseeable future as we continue the development and advancement of our product candidates and other research programs.

For the year ended December 31, 2025, our net cash used in operating activities of $124.0 million consisted of a net loss of $193.9 million, offset by adjustments for non-cash items of $58.1 million and favorable changes in operating assets and liabilities of $11.8 million. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $34.6 million, depreciation and amortization expense of $15.6 million, and non-cash interest expense of $12.9 million. The changes in operating assets and liabilities include an increase in deferred revenue of $29.3 million, which was primarily attributable to the deferred portion of the $110.0 million up-front payment received under our collaboration with Nippon Shinyaku in the first quarter of 2025. The favorable changes in operating assets and liabilities were partially offset by an increase in accounts receivable of $7.7 million, which was driven largely by reimbursable costs due from Nippon Shinyaku under our collaboration for RGX-121 and RGX-111 and royalties receivable on net sales of Zolgensma and Itvisma. Other changes in operating working capital occurred in the normal course of business.

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

Cash Flows from Investing Activities

For the year ended December 31, 2025, our net cash used in investing activities primarily consisted of $332.6 million used to purchase marketable debt securities and $2.4 million used to purchase property and equipment, partially offset by $319.1 million in maturities of marketable debt securities.

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

Cash Flows from Financing Activities

For the year ended December 31, 2025, our net cash provided by financing activities primarily consisted of $144.5 million in proceeds received from the issuance of the 2025 Royalty Bond and warrants to HCR in May 2025, net of discounts and transaction costs paid during the period, and was partially offset by $28.1 million of royalties paid, net of interest, under our royalty monetization liabilities.

For the year ended December 31, 2024, our net cash provided by financing activities primarily consisted of $131.1 million in proceeds received from the public offering of common stock and pre-funded warrants completed in March 2024, net of underwriting discounts and commissions and other offering expenses paid during the period, and $2.7 million in proceeds received from the exercise of stock options and issuance of common stock under our employee stock purchase plan. Our net cash provided by financing activities was partially offset by $39.9 million of royalties paid, net of interest, under our royalty monetization liabilities.

Additional Capital Requirements

Our material capital requirements from known contractual and other obligations primarily relate to our vendor service contracts and purchase commitments, in-license agreements, operating lease agreements and royalty monetization agreements.

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

In March 2022, we entered into a letter agreement (the Penn Letter Agreement) with The Trustees of the University of Pennsylvania (Penn) to buy out our obligation to pay sublicense fees under our license agreement with Penn (the Penn License). Pursuant to the letter agreement, we are obligated to pay Penn a total of $12.0 million to satisfy any other past or future obligations to pay sublicense fees under the Penn License, which is payable in four equal annual installments of $3.0 million beginning in March 2023. We are no longer obligated to pay sublicense fees to Penn under the license agreement, but remain obligated to pay Penn royalties on net sales of licensed products, milestone fees and reimbursement of certain patent maintenance costs in accordance with the Penn License. As of December 31, 2025, we had $3.0 million remaining payable to Penn under the Penn Letter Agreement, in addition to other amounts payable under the Penn License.

We have entered into a number of long-term operating leases for office, laboratory and manufacturing space in Rockville, Maryland, Washington, D.C. and New York, New York, as well as a number of laboratory and other equipment leases. As of December 31, 2025, we had recorded total lease liabilities of $73.5 million under our operating leases. Please refer to Note 6, “Leases” to the accompanying consolidated financial statements for further information regarding our lease commitments.

Under the terms of the 2020 Royalty Purchase Agreement, our Zolgensma and Itvisma royalties, less amounts payable by us to certain licensors, are payable to HCR up to a specified capped amount. As of December 31, 2025, the total amount of future royalties payable to HCR under the 2020 Royalty Purchase Agreement was $35.5 million. We have no obligation to repay any amounts to HCR if total future Zolgensma and Itvisma royalty payments from Novartis are not sufficient to repay these amounts. Upon full repayment of our obligation under the 2020 Royalty Purchase Agreement, future Zolgensma and Itvisma royalties shall be included in the royalty interest payable to HCR under the 2025 Royalty Bond.

Under the terms of the 2025 Royalty Bond, interest and principal shall be paid quarterly to HCR solely using proceeds received, net of upstream obligations to licensors, from certain specified royalties, milestone payments, license fees and other consideration payable to us under the Zolgensma and Itvisma license with Novartis Gene Therapies, the Nippon Shinyaku Collaboration Agreement and certain other NAV Technology Platform license agreements. If the proceeds received under the specified license agreements are insufficient to pay the quarterly interest due to HCR, unpaid interest will accrue to the principal balance. The 2025 Royalty Bond matures in May 2035, subject to potential extension, unless repaid in full at an earlier date. Upon maturity, the outstanding principal and interest shall be due and payable to HCR. Other than through the payment of proceeds received under the specified license agreements, the 2025 Royalty Bond may not be prepaid prior to maturity. The 2025 Royalty Bond is collateralized by a security interest and lien on the specified royalties and license fees. As of December 31, 2025, the principal balance outstanding under the 2025 Royalty Bond was $163.4 million.

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $1.13 billion as of December 31, 2025. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect to continue to incur significant research and development and general and administrative expenses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect to continue to incur capital expenditures associated with building out additional laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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
•
delays or costs due to a clinical hold or CRL, including BLA resubmission;
•
whether we receive a PRV and are able to monetize or otherwise realize any potential value associated with such a voucher;
•
the value of any PRV received diminishes including any decreases due to demand for these vouchers;
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
•
revenue received from commercial sales of Zolgensma and Itvisma, and the timing and amount of Zolgensma and Itvisma royalties paid to HCR under our royalty monetization agreements;
•
revenue received from other commercial sales of our licensees’ and collaborators’ products, should any of their product candidates receive marketing approval, other revenue received under our licensing agreements and collaborations, and the timing and amount of any such revenues payable to HCR under our royalty monetization agreements;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights including against Sarepta and defending any intellectual property-related claims;
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to interest rate risk results from the cash equivalents and marketable securities in our investment portfolio. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. At any time, significant changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. As of December 31, 2025 and 2024, we had cash, cash equivalents and marketable securities of $240.9 million and $244.9 million, respectively. Our cash equivalents and marketable securities as of December 31, 2025 consisted of money market mutual funds, U.S. government and agency securities and corporate bonds. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2025, we estimate that the increase would have resulted in a hypothetical decline of $0.8 million in the net fair value of our interest-sensitive securities as of December 31, 2025. A similar increase in market interest rates as of December 31, 2024 would have resulted in an estimated hypothetical decline of $0.8 million in the net fair value of our interest-sensitive securities as of December 31, 2024.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in the COSO 2013 framework.

As a non-accelerated filer as defined in Rule 12b-2 under the Exchange Act, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting and no such report is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2025, each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c) (Rule 10b5-1 Plan), were as follows:

					Rule 10b5-1 Trading Plan	Aggregate # of
					Provides for	Securities to be
Name	Title	Action	Date Adopted	Expiration Date	Purchase/Sale	Purchased/Sold (a)
Stephen Pakola, M.D.	Executive Vice President, Chief Medical Officer	Adoption	11/12/2025	12/31/2026	Sale	408,835

(a)
The aggregate number of shares in this column includes shares that may be forfeited or withheld to satisfy exercise price and/or tax withholding obligations at the time of vesting.

Other than as described above, during the three months ended December 31, 2025, none of our directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC's Regulation S-K).

Amendment to Bylaws

On March 4, 2026, the Board of Directors amended and restated the Company’s bylaws (as so amended and restated, the Amended and Restated Bylaws), effective immediately. The Amended and Restated Bylaws modify the Company’s prior bylaws to (i) revise the procedures and disclosure requirements governing stockholder nominations of director candidates, including to require compliance with Rule 14a-19 under the Exchange Act, (ii) update procedures and rules relating to stockholder meetings, (iii) make certain changes to conform to recent amendments to the Delaware General Corporation Law and (iv) make certain other ministerial and conforming changes. The foregoing summary is not, nor is it intended to be, a complete or comprehensive summary of all of the changes reflected in Amended and Restated Bylaws. The foregoing summary is qualified in its entirety by the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 hereto and incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our proxy statement for the 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 (2026 Proxy Statement) under the headings “Election of Directors,” “Information about our Executive Officers” and “Corporate Governance” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our 2026 Proxy Statement under the headings “Corporate Governance,” “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our 2026 Proxy Statement under the headings “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our 2026 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our 2026 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

REGENXBIO INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of REGENXBIO Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of REGENXBIO Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred cumulative losses from operations since inception, an accumulated deficit of $1.13 billion and cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition – Determination of the Standalone Selling Price of the RGX-121 Intellectual Property License for the United States Under the Nippon Shinyaku Collaboration Agreement

As described in Notes 2 and 10 to the consolidated financial statements, the Company’s license agreements are accounted for as contracts with customers within the scope of ASC 606, with the exception of transactions for which the counterparty is determined not to be a customer. The transaction price for each license agreement is allocated to the underlying performance obligations based on their relative standalone selling prices and recognized as revenue when (or as) the performance obligations are satisfied. In January 2025, the Company entered into a collaboration and license agreement with Nippon Shinyaku Co., Ltd. (Nippon Shinyaku) for the development and commercialization of RGX-121, the Company’s product candidate for the treatment of Mucopolysaccharidosis Type II (MPS II), and RGX-111, the Company's product candidate for the treatment of Mucopolysaccharidosis Type I (MPS I) (the Nippon Shinyaku Collaboration Agreement). Management identified the following performance obligations under the agreement: (i) delivery of intellectual property licenses to develop and commercialize RGX-121 and RGX-111 in the United States and Asia territories, (ii) development services for RGX-121 and RGX-111 in the United States, including manufacturing of clinical supply and commercial supply prior to regulatory approval, and (iii) material rights granted to Nippon Shinyaku to purchase commercial supply for sales in licensed territories. The selling prices of intellectual property licenses were determined based on discounted cash flow models for each of the licensed products in the respective licensed territories and were adjusted for the probability of developmental, regulatory and commercial success. Significant assumptions and judgments were required to estimate the future cash flows, including the addressable market, sales price per unit, discount rates and probabilities of success for each of the licensed products and territories. For the year ended December 31, 2025, the Company recognized total revenues of $84.7 million related to the Nippon Shinyaku Collaboration Agreement, of which a majority related to the RGX-121 intellectual property license for the United States.

The principal considerations for our determination that performing procedures relating to the determination of the standalone selling price of the RGX-121 intellectual property license for the United States under the Nippon Shinyaku Collaboration Agreement is a critical audit matter are (i) the significant judgment by management when determining the standalone selling price of the RGX-121 intellectual property license for the United States; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the addressable market, sales price per unit, discount rate and probability of success; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading the contractual terms of the Nippon Shinyaku Collaboration Agreement; (ii) testing management’s process for determining the standalone selling price of the RGX-121 intellectual property license for the United States; (iii) evaluating the appropriateness of the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the addressable market, sales price per unit, discount rate and probability of success. Evaluating the reasonableness of management’s assumptions related to the addressable market, sales price per unit, and the probability of success involved considering (i) the consistency with external market and industry data and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Washington, District of Columbia

March 5, 2026

We have served as the Company’s auditor since 2015.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$34,466	$57,526
Marketable securities	195,604	177,161
Accounts receivable	26,379	20,473
Prepaid expenses	11,927	9,067
Other current assets	12,905	13,774
Total current assets	281,281	278,001
Marketable securities	10,785	10,179
Accounts receivable	2,312	474
Property and equipment, net	104,855	117,589
Operating lease right-of-use assets	47,156	53,716
Restricted cash	2,030	2,030
Other assets	4,613	4,000
Total assets	$453,032	$465,989
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,358	$22,798
Accrued expenses and other current liabilities	38,390	38,070
Deferred revenue	10,452	115
Operating lease liabilities	8,286	7,902
Royalty monetization liabilities	39,609	34,309
Total current liabilities	118,095	103,194
Deferred revenue	18,943	—
Operating lease liabilities	65,215	74,131
Royalty monetization liabilities	147,408	25,378
Other liabilities	638	3,635
Total liabilities	350,299	206,338
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at December 31, 2025 and 2024; 50,892 and 49,549 shares issued and outstanding at December 31, 2025 and 2024, respectively	5	5
Additional paid-in capital	1,229,442	1,192,536
Accumulated other comprehensive loss	(687)	(741)
Accumulated deficit	(1,126,027)	(932,149)
Total stockholders’ equity	102,733	259,651
Total liabilities and stockholders’ equity	$453,032	$465,989

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2025	2024
Revenues
License and royalty revenue	$156,267	$81,960
Service revenue	14,174	1,368
Total revenues	170,441	83,328
Operating Expenses
Cost of license and royalty revenues	20,298	33,567
Research and development	228,299	208,522
General and administrative	82,863	76,619
Credit losses (recoveries)	—	(5,000)
Impairment of long-lived assets	—	2,101
Other operating expenses	179	865
Total operating expenses	331,639	316,674
Loss from operations	(161,198)	(233,346)
Other Income (Expense)
Interest income from licensing	83	174
Investment income	12,245	18,729
Interest expense	(45,008)	(12,659)
Total other income (expense)	(32,680)	6,244
Net loss	$(193,878)	$(227,102)
Other Comprehensive Income
Unrealized gain on available-for-sale securities, net	54	3,688
Total other comprehensive income	54	3,688
Comprehensive loss	$(193,824)	$(223,414)

Net loss per share, basic and diluted	$(3.76)	$(4.59)
Weighted-average common shares outstanding, basic and diluted	51,573	49,509

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2023	44,046	$4	$1,021,214	$(4,429)	$(705,047)	$311,742
Vesting of restricted stock units, net of tax	345	—	(910)	—	—	(910)
Exercise of stock options, net of tax	291	—	1,512	—	—	1,512
Issuance of common stock under employee stock purchase plan	105	—	1,191	—	—	1,191
Issuance of common stock and pre-funded warrants upon public offering, net of transaction costs of $534	4,565	1	131,066	—	—	131,067
Exercise of pre-funded warrants	197	—	—	—	—	—
Stock-based compensation expense	—	—	38,463	—	—	38,463
Unrealized gain on available-for-sale securities, net	—	—	—	3,688	—	3,688
Net loss	—	—	—	—	(227,102)	(227,102)
Balances at December 31, 2024	49,549	5	1,192,536	(741)	(932,149)	259,651
Vesting of restricted stock units, net of tax	662	—	(633)	—	—	(633)
Exercise of stock options, net of tax	68	—	318	—	—	318
Issuance of common stock under employee stock purchase plan	158	—	1,048	—	—	1,048
Issuance of warrants, net of transaction costs	—	—	1,610	—	—	1,610
Exercise of pre-funded warrants	455	—	—	—	—	—
Stock-based compensation expense	—	—	34,563	—	—	34,563
Unrealized gain on available-for-sale securities, net	—	—	—	54	—	54
Net loss	—	—	—	—	(193,878)	(193,878)
Balances at December 31, 2025	50,892	$5	$1,229,442	$(687)	$(1,126,027)	$102,733

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(193,878)	$(227,102)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	34,563	38,463
Depreciation and amortization	15,615	16,215
Provision for credit losses (recoveries)	—	(5,000)
Net accretion of discounts on marketable debt securities	(5,479)	(4,144)
Net realized gain on investments	(62)	(6,616)
Impairment of long-lived assets	—	2,101
Non-cash interest expense	12,901	6,101
Other non-cash adjustments	597	1,324
Changes in operating assets and liabilities
Accounts receivable	(7,661)	9,707
Prepaid expenses	(2,860)	5,453
Other current assets	658	6,511
Operating lease right-of-use assets	6,653	6,196
Other assets	(613)	807
Accounts payable	(2,284)	(292)
Accrued expenses and other current liabilities	229	(12,124)
Deferred revenue	29,280	(33)
Operating lease liabilities	(8,625)	(8,083)
Other liabilities	(2,997)	(2,609)
Net cash used in operating activities	(123,963)	(173,125)
Cash flows from investing activities
Purchases of marketable debt securities	(332,630)	(190,139)
Maturities of marketable debt securities	319,114	290,238
Sales of equity securities	62	5,783
Purchases of property and equipment	(2,414)	(2,436)
Net cash provided by (used in) investing activities	(15,868)	103,446
Cash flows from financing activities
Proceeds from exercise of stock options	318	1,512
Taxes paid related to net settlement of stock-based awards	(633)	(910)
Proceeds from issuance of common stock under employee stock purchase plan	1,048	1,191
Proceeds from public offering of common stock and pre-funded warrants, net of issuance costs	—	131,067
Expenses related to at-the-market offering programs	(357)	(323)
Proceeds from issuance of royalty bond and warrants, net of transaction costs	144,493	—
Repayments under royalty monetization liabilities, net of interest	(28,098)	(39,854)
Net cash provided by financing activities	116,771	92,683
Net increase (decrease) in cash and cash equivalents and restricted cash	(23,060)	23,004
Cash and cash equivalents and restricted cash
Beginning of period	59,556	36,552
End of period	$36,496	$59,556
Supplemental cash flow information
Cash paid (received) for income taxes	$285	$(72)
Cash paid for interest under royalty monetization liabilities	$32,107	$6,559
Supplemental disclosures of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$889	$339
Deferred equity offering costs in accounts payable and accrued expenses and other current liabilities	$153	$222
Deferred equity offering costs reclassified	$499	$628

The accompanying notes are an integral part of these consolidated financial statements.

REGENXBIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

REGENXBIO Inc. (the Company) is a clinical-stage biotechnology company seeking to improve lives through the curative potential of gene therapy. The Company's investigational gene therapies use adeno-associated virus (AAV) vectors from its proprietary gene delivery platform (NAV Technology Platform). The NAV® Technology Platform has consisted of exclusive rights to a large portfolio of proprietary AAV vectors. The Company has developed a broad pipeline of gene therapy product candidates using the NAV Technology Platform as a one-time treatment to address an array of diseases. The Company's lead product candidates include ABBV-RGX-314 for the treatment of wet age-related macular degeneration (wet AMD) and diabetic retinopathy (DR), RGX-202 for the treatment of Duchenne muscular dystrophy, RGX-121 for the treatment of Mucopolysaccharidosis Type II (MPS II) and RGX-111 for the treatment of Mucopolysaccharidosis Type I (MPS I). In addition to its internal product development efforts, the Company has also selectively licensed the NAV Technology Platform and other intellectual property rights to other leading biotechnology and pharmaceutical companies (NAV Technology Licensees). As of December 31, 2025, the NAV Technology Platform was being applied by NAV Technology Licensees in two commercial products, Zolgensma® and Itvisma®, and in the preclinical and clinical development of various other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development and commercialization of certain product candidates. The Company was formed in 2008 in the State of Delaware and is headquartered in Rockville, Maryland.

Liquidity

The Company has incurred cumulative losses since inception and as of December 31, 2025, had generated an accumulated deficit of $1.13 billion. The Company's ability to transition to recurring profitability is dependent upon achieving a level of revenues adequate to support its cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability, and unless and until it does, will continue to need to raise additional capital through equity offerings, licensing and collaboration arrangements, or other non-dilutive financings. There is no assurance that the Company will be able to raise sufficient capital or obtain financing on favorable terms, or at all.

As of December 31, 2025, the Company had cash, cash equivalents and marketable securities of $240.9 million, which management believes is sufficient to fund operations into early 2027. This estimate is based on the Company's current operating plan, and excludes the potential effects of any future financings or material milestone payments that may be received under the Company's licensing and collaboration arrangements. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. These conditions raise substantial doubt about the Company's ability to continue as a going concern within 12 months from the date these consolidated financial statements were issued. The Company’s ability to continue as a going concern will depend heavily on the successful development, approval and commercialization of its product candidates and its ability to raise additional capital to fund its operations. If the Company is unable to raise capital sufficient to meet its working capital needs in the future, it may be forced to delay expenditures, reduce the scope of its development activities or make other changes to its operating plans.

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

Foreign Currency Transactions

The functional currency of the Company and its consolidated subsidiaries is the U.S. dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in currencies other than the U.S. dollar are included in results of operations as incurred. During the years ended December 31, 2025 and 2024, the Company recorded aggregate net foreign currency transaction losses of $0.1 million and $0.9 million, respectively, which are included in other operating expenses in the consolidated statements of operations and comprehensive loss.

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

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to current period financial statement presentation, including separate presentation of service revenue in the statements of operations and comprehensive loss. As a result of the Company's collaboration and license agreement with Nippon Shinyaku Co., Ltd. (Nippon Shinyaku) which became effective in March 2025, the Company has modified the presentation of its revenues and now presents service revenues separately from license and royalty revenues. The modified presentation has been applied retrospectively to all prior periods presented. The reclassifications have no effect on previously reported financial position, results of operations and cash flows.

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

	As of December 31,
	2025	2024
Cash and cash equivalents	$34,466	$57,526
Restricted cash	2,030	2,030
Total cash and cash equivalents and restricted cash	$36,496	$59,556

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

At each reporting date, the Company evaluates available-for-sale debt securities which have an amortized cost basis in excess of the fair value of the security to determine if the unrealized loss or any potential credit losses should be recognized in results of operations. If the Company does not have the intent and ability to hold the security until recovery of the unrealized loss, the difference between the fair value and amortized cost basis of the security is charged to results of operations resulting in a new amortized cost basis of the security. If the Company has the intent and ability to hold the security until recovery of the unrealized loss, the security is evaluated for potential credit losses. If a credit loss is deemed to exist, the credit loss is recognized in results of operations and an allowance for credit losses is recorded against the amortized cost basis of the security. In determining whether a credit loss exists related to impaired available-for-sale debt securities, the Company considers, among other factors, the extent of the unrealized loss relative to the amortized cost basis, the credit rating of the issuer and any recent changes thereto, current and expected future economic conditions, and any adverse events or other changes in circumstances that have occurred which may indicate a potential credit loss. The Company did not record an allowance for credit losses on its available-for-sale debt securities as of December 31, 2025 or 2024.

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

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. The Company did not record an allowance for credit losses on its accounts receivable as of December 31, 2025 or 2024.

Concentrations of Credit Risk and Off-balance Sheet Risk

Cash and cash equivalents, marketable debt securities and accounts receivable are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at multiple financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. The Company’s marketable debt securities consist of investment grade securities and may be subject to concentrations of credit risk. The Company has adopted an investment policy which limits potential concentrations of investments and establishes minimum acceptable credit ratings, thereby reducing credit risk exposure. As of December 31, 2025, the Company believes that it is not exposed to significant credit risk related to accounts receivable due to the credit quality and history of collections from its significant customers, and the Company is unaware of any concentrations of credit risk related to accounts receivable from significant customers with deteriorated credit quality. The Company has no financial instruments with off-balance sheet risk of loss.

The following table summarizes those customers who represented at least 10% of revenues or total net accounts receivable for the periods presented:

	Revenues		Accounts Receivable
	Years Ended December 31,		As of December 31,
	2025	2024	2025	2024
Customer A	49%	98%	84%	97%
Customer B	50%	—	14%	—

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

Cloud Computing Arrangements

The Company capitalizes certain costs associated with the implementation of cloud computing arrangements that are accounted for as service contracts. Once implementation activities are substantially complete and the cloud-based application is ready for its intended use, capitalization ceases and amounts capitalized are amortized on a straight-line basis over the term of the hosting arrangement. Capitalized implementation costs for cloud-based applications and associated amortization are classified on the consolidated balance sheets and statements of operations and comprehensive loss in the same manner as the costs of the associated hosting arrangement. As of December 31, 2025 and 2024, the Company had recorded capitalized costs, net of amounts amortized, of $0.1 million and less than $0.1 million, respectively, related to the implementation of cloud-based software applications, which were included in prepaid expenses and other assets on the consolidated balance sheets. Amortization of capitalized implementation costs for cloud-based applications recorded for the years ended December 31, 2025 and 2024 was less than $0.1 million and $1.0 million, respectively, and was included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

Non-marketable Equity Securities

Non-marketable equity securities consist of equity investments in other entities in which the Company’s ownership interest is below 20% and the Company does not have significant influence over the operations of the entity, or for which the equity securities are not common stock or in-substance common stock. The Company’s non-marketable equity securities do not have readily determinable fair values and are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. Please refer to Note 3 for further information on non-marketable equity securities.

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

Royalty Monetization Liabilities

As discussed in Note 7, the Company has entered into multiple royalty monetization arrangements with entities managed by Healthcare Royalty Management, LLC (collectively and with other affiliated entities, HCR). Net proceeds received by the Company under these arrangements are recorded as liabilities and accounted for as debt since the return to HCR is explicitly capped under the agreements. The liabilities are amortized over the estimated life of the arrangements using the effective interest method. For arrangements in which there is no stated interest rate, the total amount of royalty and other payments paid to HCR under the arrangement, less the net proceeds received by the Company, is recorded as interest expense over the life of the arrangement. The Company estimates the effective interest rates of its royalty monetization liabilities based on its estimate of total payments to be paid to HCR under the arrangements. The Company reassesses these estimates at each reporting date and adjusts the effective interest rate and amortization of the liabilities on a prospective basis as necessary.

Due to its continuing involvement in the license and collaboration agreements underlying the royalty monetization arrangements with HCR, the Company continues to recognize license and royalty revenues under these license and collaboration agreements and records any payments to HCR as a reduction of the associated royalty monetization liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the royalty monetization agreement. The portion of royalty monetization liabilities representing principal that is expected to be paid within 12 months of the reporting date is recorded as a current liability, with the remaining portion of the liabilities recorded as non-current.

Warrants

Warrants are accounted for based on the specific terms of the warrant agreements. The Company's warrants, including pre-funded warrants, are indexed to the Company's common stock and meet the criteria to be classified as equity. Net proceeds received from the issuance of warrants are recorded within additional paid-in capital and are not subject to remeasurement. Please refer to Note 9 for further information regarding warrants issued by the Company.

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

The Company evaluates its agreements with collaboration partners to determine whether they are within the scope of ASC 808, Collaborative Arrangements (ASC 808). For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company identifies the various transactions with the counterparty and determines if any unit of account is more reflective of a transaction with a customer and therefore should be accounted for within the scope of ASC 606. For transactions that are accounted for pursuant to ASC 606, the Company applies the five-step model as described in its revenue recognition policies. For transactions that are accounted for pursuant to ASC 808, an appropriate method of recognition and presentation is determined and consistently applied in accordance with the Company's accounting policies for collaborative arrangements.

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

Performance obligations under the Company’s license and collaboration agreements may include (i) the delivery of intellectual property licenses, (ii) development and manufacturing services to be performed by the Company related to licensed products and (iii) options granted to purchase additional goods and services, to the extent the options convey material rights. At the inception of each license agreement which contains performance obligations for development, manufacturing or other services, the Company evaluates whether the license is distinct from the services, which requires judgment. In making this determination, the Company considers, among other things, the stage of development of the licensed products and whether the services will significantly impact further development of the licensed products. If it is determined that the license is not distinct from the services, the license is combined with the services into a single performance obligation. Agreements may provide licensees and collaborators with options to purchase additional goods or other services, including options to purchase commercial supply of licensed products. Options are evaluated at the inception of the agreement to determine whether they provide material rights to the customer. In making this determination, the Company considers whether the options are priced at an incremental discount to the standalone selling price of the underlying goods or services, in which case the option is considered to be a material right. Material rights are accounted for as separate performance obligations under the current arrangement.

The Company evaluates the transaction price of its license and collaboration agreements at contract inception and at each reporting date. The transaction price includes the fixed consideration payable to the Company over the contract term, as well as any variable consideration to the extent that it is probable that a significant reversal of revenue will not occur in the future. Fixed consideration under the agreements may include up-front and annual fees payable over the contract term and fixed fees for development, manufacturing and other services performed by the Company. Variable consideration under the agreements may include development and sales-based milestone payments, payments for development, manufacturing and other services performed by the Company, sublicense fees and royalties on sales of licensed products. Consideration contingent upon the exercise of options by the customer is excluded from the transaction price and not accounted for as part of the arrangement until the option is exercised.

The transaction price of the Company's license and collaboration arrangements is allocated to the underlying performance obligations based on their relative standalone selling prices and recognized as revenue when (or as) the performance obligations are satisfied. Variable consideration payable based on services performed by the Company is allocated directly to the performance obligation for such services. Consideration allocated to performance obligations for the delivery of intellectual property licenses is recognized as license and royalty revenue in full upon the delivery of the license. Consideration allocated to performance obligations for development, manufacturing and other services is recognized as service revenue as the services are performed by the Company. Consideration allocated to performance obligations for material rights to purchase additional goods and services is recognized as revenue upon the satisfaction of the performance obligations underlying the optional goods and services purchased by the customer. Service revenue is recognized using a measure of progress that best reflects the pattern of satisfaction of the performance obligations. At each reporting date, the Company re-evaluates the measure of progress and adjusts service revenue on a cumulative catch-up basis to reflect its best estimate of the services performed to date versus the total services to be performed under the arrangement.

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

Royalty revenue to date consists primarily of royalties on net sales of Zolgensma and Itvisma, which are licensed products under the Company’s license agreement with Novartis Gene Therapies, Inc. (Novartis Gene Therapies), a wholly owned subsidiary of Novartis AG (Novartis), for the development and commercialization of treatments for spinal muscular atrophy (SMA). The Company recognizes royalty revenue from net sales of Zolgensma and Itvisma in the period in which the underlying products are sold by Novartis Gene Therapies, which in certain cases may require the Company to estimate royalty revenue for periods of net sales which have not yet been reported to the Company. Estimated royalties are reconciled to actual amounts reported in subsequent periods, and any differences are recognized as an adjustment to royalty revenue in the period the royalties are reported.

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

Collaborative Arrangements

The Company evaluates its agreements with collaboration partners to determine whether they are within the scope of ASC 808. Such arrangements are within the scope of ASC 808 if they involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This evaluation is performed throughout the life of the arrangement based on any changes in the roles and responsibilities of the parties under the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company identifies the various transactions with the counterparty and determines if any unit of account is more reflective of a transaction with a customer and therefore should be accounted for within the scope of ASC 606. For transactions that are accounted for pursuant to ASC 606, the Company applies the five-step model as described in its revenue recognition policies. For transactions that are accounted for pursuant to ASC 808, an appropriate method of recognition and presentation is determined and consistently applied.

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

Cost of License and Royalty Revenues

Cost of license and royalty revenues consists primarily of sublicense fees and royalties on net sales of licensed products as specified in the Company’s agreements with its licensors. Sublicense fees are based on a percentage of license fees received by the Company from licensees and are recognized in the period that the underlying revenue is recognized. Royalties are based on a percentage of net sales of licensed products by licensees and are recognized in the period that the underlying sales occur. Amounts which are payable to licensors in periods beyond 12 months from the reporting date are recorded as non-current liabilities on the consolidated balance sheets.

Research and Development Expenses

Research and development costs are expensed as incurred in performing research and development activities. Advance payments for goods or services related to research and development activities are deferred and expensed as the goods are delivered or the services are performed. Research and development costs include salaries, wages, benefits and other personnel-related costs, laboratory and facilities costs, allocated overhead costs, license and milestone fees, and costs of goods and services associated with preclinical research and clinical trial activities, associated manufacturing-related activities, regulatory activities and other related services performed by third parties. At the end of each reporting period, the Company compares payments made to third-party service providers to the estimated expenses incurred based on the services provided and progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the estimated expenses incurred, the Company may record net prepaid or accrued research and development expenses relating to these costs. Up-front fees incurred in obtaining technology licenses, as well as milestone payments to licensors, are charged to research and development expense as incurred if the technology licensed has no alternative future use.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances certain interim and annual disclosure requirements of reportable segment information, including information about significant segment expenses. Additionally, the standard requires entities with a single reportable segment to provide all disclosures required by ASC 280, Segment Reporting. The Company adopted this standard for annual reporting periods beginning January 1, 2024 and interim reporting periods beginning January 1, 2025, on a retrospective basis for all periods presented. Please refer to Note 16 for further information regarding reportable segment information, including the information required to be disclosed pursuant to this standard.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure of an entity's effective tax rate reconciliation and requires the disclosure of income taxes paid to be disaggregated by jurisdiction. The Company adopted this standard for annual reporting periods beginning January 1, 2025, on a retrospective basis for all periods presented. Please refer to Note 13 for further information regarding income taxes, including the information required to be disclosed pursuant to this standard.

Recent Accounting Pronouncements Not Yet Adopted

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

3. Marketable Securities and Other Investments

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2025
U.S. government and agency securities	$83,085	$59	$—	$83,144
Corporate bonds	123,131	131	(17)	123,245
	$206,216	$190	$(17)	$206,389

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2024
U.S. government and agency securities	$44,281	$11	$(77)	$44,215
Certificates of deposit	1,466	—	(4)	1,462
Corporate bonds	141,474	234	(45)	141,663
	$187,221	$245	$(126)	$187,340

As of December 31, 2025 and 2024, no available-for-sale debt securities had remaining maturities greater than two years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of December 31, 2025 and 2024, the balance in accumulated other comprehensive loss consisted solely of unrealized gains and losses on available-for-sale debt securities, net of reclassification adjustments for realized gains and losses and income tax effects. The Company did not recognize any realized gains or losses on available-for-sale securities during the years ended December 31, 2025 and 2024, and no income tax effects or reclassification adjustments were recorded in accumulated other comprehensive loss during the periods.

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
U.S. government and agency securities	$4,676	$—	$—	$—	$4,676	$—
Corporate bonds	32,289	(17)	—	—	32,289	(17)
	$36,965	$(17)	$—	$—	$36,965	$(17)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
U.S. government and agency securities	$—	$—	$22,917	$(77)	$22,917	$(77)
Certificates of deposit	—	—	1,221	(4)	1,221	(4)
Corporate bonds	21,317	(45)	—	—	21,317	(45)
	$21,317	$(45)	$24,138	$(81)	$45,455	$(126)

As of December 31, 2025, available-for-sale debt securities held by the Company in an unrealized loss position consisted of nine investment grade security positions. The Company has the intent and ability to hold such securities until recovery, and based on the credit quality of the issuers and low severity of each unrealized loss position relative to its amortized cost basis, the Company did not identify any credit losses associated with its available-for-sale debt securities. The Company did not recognize any impairment or credit losses on available-for-sale debt securities during the years ended December 31, 2025 and 2024.

Non-marketable Equity Securities

Non-marketable equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. The Company did not hold any non-marketable equity securities as of December 31, 2025 and 2024. No remeasurements or impairment losses were recorded on non-marketable equity securities during the years ended December 31, 2025 and 2024.

Prior to the acquisition of Corlieve Therapeutics SAS (Corlieve) by uniQure N.V. (uniQure) in July 2021, the Company held non-marketable equity securities of Corlieve which were originally acquired by the Company in June 2020 as consideration under a license and collaboration agreement with Corlieve. In connection with the acquisition of Corlieve by uniQure in July 2021, the Company received proceeds of €5.3 million ($6.1 million) from uniQure in exchange for its ownership interest in Corlieve. As additional consideration, the Company became eligible to receive payments of up to €37.1 million from uniQure contingent upon the achievement of various development and regulatory milestones. During the year ended December 31, 2024, the Company received €5.6 million in milestone payments from uniQure and recognized investment income of $6.6 million, respectively, related to the achievement of the milestones during the period. No milestones were achieved or paid by uniQure during the year ended December 31, 2025. As of December 31, 2025, there were €29.7 million ($35.0 million as of December 31, 2025) in remaining milestones which have not been paid or achieved and have not been recognized in the consolidated financial statements. Proceeds contingent upon the achievement of the remaining milestones will be recognized as investment income in the period in which any uncertainty regarding realization is substantially resolved, which may not occur until the achievement of the underlying milestones. It is at least reasonably possible that some or all of the proceeds contingent upon these milestones will not be realized by the Company.

4. Fair Value Measurements

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the fair value hierarchy discussed in Note 2 (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2025
Cash equivalents:
Money market mutual funds	$—	$21,418	$—	$21,418
U.S. government and agency securities	—	2,496	—	2,496
Total cash equivalents	—	23,914	—	23,914
Marketable securities:
U.S. government and agency securities	—	83,144	—	83,144
Corporate bonds	—	123,245	—	123,245
Total marketable securities	—	206,389	—	206,389
Total cash equivalents and marketable securities	$—	$230,303	$—	$230,303

	Level 1	Level 2	Level 3	Total
December 31, 2024
Cash equivalents:
Money market mutual funds	$—	$43,895	$—	$43,895
U.S. government and agency securities	—	2,498	—	2,498
Total cash equivalents	—	46,393	—	46,393
Marketable securities:
U.S. government and agency securities	—	44,215	—	44,215
Certificates of deposit	—	1,462	—	1,462
Corporate bonds	—	141,663	—	141,663
Total marketable securities	—	187,340	—	187,340
Total cash equivalents and marketable securities	$—	$233,733	$—	$233,733

Management estimates that the carrying values of its current accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Certain non-current accounts receivable and non-current payables reported as other liabilities are recorded at their present values using a discount rate that is based on prevailing market rates on the date the amounts were initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be materially different from those that would be used as of December 31, 2025 to determine the present value of these instruments. Accordingly, management estimates that the carrying values of its non-current accounts receivable and other liabilities approximate the fair value of those instruments. Management estimates that the carrying values of its royalty monetization liabilities approximate fair value. As discussed in Note 7, the carrying values of royalty monetization liabilities are based on the Company’s estimate of future royalties, milestones and other consideration to be paid over the life of the arrangement, which are considered Level 3 inputs, as well as any remaining repayment obligations upon maturity of the instruments.

Long-lived assets, if determined to be impaired, are measured at fair value on a nonrecurring basis using Level 3 inputs. Please refer to Note 6 for further information on nonrecurring fair value measurements of long-lived assets during the years ended December 31, 2025 and 2024.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2025	2024
Laboratory and manufacturing equipment	$78,825	$77,141
Computer equipment and software	4,573	4,244
Furniture and fixtures	7,039	7,031
Leasehold improvements	101,610	101,465
Total property and equipment	192,047	189,881
Accumulated depreciation and amortization	(87,192)	(72,292)
Property and equipment, net	$104,855	$117,589

During the years ended December 31, 2025 and 2024, the Company recorded depreciation and amortization expense of $15.6 million and $16.2 million, respectively.

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

6. Leases

9804 Medical Center Drive

In November 2018, the Company entered into an operating lease, which has been amended from time to time, for approximately 186,000 square feet of office, laboratory and manufacturing space at 9804 Medical Center Drive in Rockville, Maryland (the 9804 Medical Center Drive Lease), which now serves as the Company’s corporate, research and manufacturing headquarters. The initial construction of the building was performed by the landlord and the lease commenced in September 2020 upon delivery of the leased premises to the Company to make additional improvements to the building. Monthly payments under the lease began in September 2021 and escalate annually in accordance with the lease agreement. The lease expires in September 2036, subject to extension and termination options held by the Company. The Company has an option to extend the term of the lease for up to 10 additional years and an option to terminate the lease, with payment of an early termination fee, after 12 years from the delivery of the leased premises to the Company. As of December 31, 2025, the Company’s extension and termination options under the 9804 Medical Center Drive Lease were excluded from the measurement of the right-of-use assets and lease liabilities as they were not reasonably certain of exercise. As required by the 9804 Medical Center Drive Lease, the Company has provided the landlord with an irrevocable letter of credit of $1.1 million which the landlord may draw upon in the event of any uncured default by the Company under the terms of the lease.

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

As of December 31, 2025, the Company had recorded right-of-use assets of $40.8 million and lease liabilities of $65.6 million related to the 9804 Medical Center Drive Lease.

9712 Medical Center Drive

In March 2015, the Company entered into an operating lease for office space at 9712 Medical Center Drive in Rockville, Maryland (the 9712 Medical Center Drive Lease). The lease term commenced in April 2015, and monthly payments under the lease began in October 2015 and escalate annually in accordance with the lease agreement.

The 9712 Medical Center Drive Lease has been amended from time to time to include additional office and laboratory space at an adjacent building located at 9714 Medical Center Drive and extend the term of the lease, which expires in February 2027, subject to extension options held by the Company. The Company has an option to extend the term of the lease for three additional years, as well as an option to extend the lease term to be coterminous with the 9804 Medical Center Drive Lease, which expires in September 2036. As of December 31, 2025, the Company’s extension options under the 9712 Medical Center Drive Lease were excluded from the measurement of the right-of-use assets and lease liabilities as they were not reasonably certain of exercise. The Company received a $0.4 million tenant improvement allowance from the landlord which was recorded as a reduction of the right-of-use assets for the lease and is amortized on a straight-line basis as a reduction of lease expense over the term of the lease.

As of December 31, 2025, the Company had recorded right-of-use assets of $1.8 million and lease liabilities of $2.0 million related to the 9712 Medical Center Drive Lease.

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

In March 2024, the Company entered into an agreement to sublease its office space under the New York Lease (the New York Sublease) to a third-party subtenant. The sublease term commenced in April 2024 and expires in April 2027 concurrent with the expiration of the New York Lease. Monthly payments under the New York Sublease commenced in July 2024 and escalate annually in accordance with the sublease agreement. As of December 31, 2025, total undiscounted future minimum lease payments to be received by the Company over the term of the New York Sublease were $0.7 million. During the years ended December 31, 2025 and 2024, the Company recognized sublease income of $0.5 million and $0.3 million, respectively, under the New York Sublease.

The New York Sublease is classified as an operating lease and the Company was not relieved of its primary obligation under the New York Lease. The Company continues to account for the New York Lease as it did prior to the commencement of the sublease.

As a result of the New York Sublease, the Company determined an impairment indicator was present as of March 31, 2024 related to the long-lived asset group subject to the sublease, which included the right-of-use asset under the New York Lease, leasehold improvements and other property and equipment allocable to the New York Sublease. The Company concluded the carrying value of the asset group as of March 31, 2024 was not recoverable, as it exceeded the sum of the estimated undiscounted cash flows to be generated by the assets over their remaining lives. The Company estimated the fair value of the asset group as of March 31, 2024 using a discounted cash flow method, which incorporated unobservable inputs including the net identifiable cash flows over the term of the New York Sublease and an estimated borrowing rate of a market participant subtenant. The estimated fair value of the asset group as of March 31, 2024 represents a Level 3 nonrecurring fair value measurement. The Company concluded the carrying value of the asset group of $3.4 million exceeded its estimated fair value of $1.3 million as of March 31, 2024. As such, the Company recognized impairment losses of $2.1 million during the year ended December 31, 2024 on the long-lived asset group associated with the New York Sublease. The impairment losses were allocated to the various assets within the long-lived asset group based on their relative carrying values and consisted of $1.4 million recorded to the right-of-use assets and $0.7 million recorded to property and equipment. No impairment losses on long-lived assets were recorded during the year ended December 31, 2025.

As of December 31, 2025, the Company had recorded right-of-use assets of $0.3 million and lease liabilities of $1.4 million related to the New York Lease.

Other Leases

In October 2022, the Company entered into an operating lease for office space in Washington, D.C. (the DC Lease). The lease term commenced in October 2022 and expires in October 2027. The Company has an option to extend the term of the lease for five additional years. As of December 31, 2025, the Company’s extension option under the DC Lease was excluded from the measurement of the right-of-use assets and lease liabilities as it was not reasonably certain of exercise. As of December 31, 2025 the Company had recorded right-of-use assets of $2.7 million and lease liabilities of $2.8 million related to the DC Lease.

The Company leases additional office, laboratory and warehousing facilities, as well as laboratory and other equipment, under operating leases with various expiration dates through 2029, including leases which have been executed but have not yet commenced.

Operating Lease Information

All of the Company’s leases are classified as operating leases. The following table summarizes the Company’s lease costs and supplemental cash flow information related to its operating leases (in thousands):

	Years Ended December 31,
	2025	2024
Operating lease cost	$11,256	$11,168
Variable lease cost	3,064	2,725
Sublease income	(451)	(319)
Total lease cost	$13,869	$13,574

Cash paid for amounts included in operating lease liabilities	$13,071	$12,969
Right-of-use assets acquired through operating lease liabilities	$93	$826

Short-term lease expense for the years ended December 31, 2025 and 2024 was not material and is included in operating lease cost in the table above. Variable lease cost under the Company’s operating leases includes items such as common area maintenance, utilities, taxes and other charges.

The following table presents the weighted-average remaining lease term and weighted-average discount rate of the Company’s operating leases:

	As of December 31,
	2025	2024
Weighted-average remaining lease term (years)	9.8	10.3
Weighted-average discount rate	5.7%	5.7%

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the Company’s operating leases to the amounts reported as operating lease liabilities on the consolidated balance sheet as of December 31, 2025 (in thousands):

As of
December 31, 2025
Undiscounted future minimum lease payments:
2026	$12,237
2027	10,020
2028	7,943
2029	8,051
2030	8,134
Thereafter	50,855
Total undiscounted future minimum lease payments	97,240
Amount representing imputed interest	(23,739)
Total operating lease liabilities	73,501
Current portion of operating lease liabilities	(8,286)
Operating lease liabilities, non-current	$65,215

The table above excludes future minimum lease payments for leases which were executed but had not yet commenced as of December 31, 2025, the total of which were not material.

7. Royalty Monetization Liabilities

Royalty monetization liabilities are accounted for as debt and consist of the following (in thousands):

	As of December 31,
	2025	2024
2020 Royalty Purchase Agreement	$29,672	$59,687
2025 Royalty Bond	157,345	—
Total	$187,017	$59,687

Current portion of royalty monetization liabilities	$39,609	$34,309
Non-current portion of royalty monetization liabilities	147,408	25,378
Total	$187,017	$59,687

2020 Royalty Purchase Agreement

In December 2020, the Company entered into a royalty purchase agreement (the 2020 Royalty Purchase Agreement) with HCR. Under the 2020 Royalty Purchase Agreement, HCR purchased the Company’s rights to a capped amount of Zolgensma and Itvisma royalty payments under the Company’s license agreement with Novartis Gene Therapies (the Novartis License), including $4.0 million of royalty payments received by the Company in the fourth quarter of 2020. In consideration for these rights, HCR paid the Company $200.0 million (the Purchase Price), less $4.0 million representing the payment of the royalties received in the fourth quarter of 2020 to HCR. Beginning upon the effective date of the 2020 Royalty Purchase Agreement, Zolgensma and Itvisma royalty payments, up to a specified threshold, shall be paid to HCR, net of upstream royalties payable by the Company to certain licensors in accordance with existing license agreements.

Pursuant to the 2020 Royalty Purchase Agreement, the total amount of Zolgensma and Itvisma royalty payments to be paid to HCR was subject to an increasing cap (the Cap Amount) equal to (i) $260.0 million applicable for the period from the effective date of the 2020 Royalty Purchase Agreement through November 7, 2024 (the First Cap Amount), and (ii) $300.0 million applicable for the period from November 8, 2024 through the effective date of termination of the Novartis License (the Second Cap Amount). If, on or prior to the defined dates for each Cap Amount, the total amount of royalties paid to HCR equals or exceeds the Cap Amount applicable to such date, the 2020 Royalty Purchase Agreement will automatically terminate. The First Cap Amount was not achieved prior to November 7, 2024, therefore the 2020 Royalty Purchase Agreement will remain in effect until the achievement of the Second Cap Amount or the termination of the Novartis License, if earlier. The Company has no obligation to repay any amounts to HCR under the 2020 Royalty Purchase Agreement if future Zolgensma and Itvisma royalty payments are not sufficient to achieve the applicable Cap Amount prior to the termination of the Novartis License.

The Company has a call option to repurchase its rights to the royalties under the 2020 Royalty Purchase Agreement for a repurchase price equal to, as of the option exercise date, $300.0 million minus the total amount of royalty payments paid to HCR.

The proceeds received from HCR under the 2020 Royalty Purchase Agreement of $196.0 million were recorded as a liability, net of transaction costs of $3.5 million, which is amortized over the estimated life of the arrangement using the effective interest method. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be paid to HCR, subject to the Cap Amount, over the life of the arrangement. The total amount of royalty payments paid to HCR, less the net proceeds received by the Company of $192.5 million, is recorded as interest expense over the life of the arrangement using the effective interest method. Due to its continuing involvement in the Novartis License, the Company continues to recognize royalty revenue on net sales of Zolgensma and Itvisma and records the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the arrangement.

The Company estimates the effective interest rate used to record interest expense under the 2020 Royalty Purchase Agreement based on its estimate of total Zolgensma and Itvisma royalties to be paid HCR under the arrangement. At each reporting date, the Company reassesses its estimate of total future royalty payments to be paid to HCR at the applicable Cap Amount, and prospectively adjusts the effective interest rate and amortization of the liability as necessary. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of royalty payments actually paid to HCR, which may differ from the Company’s forecasts. The estimated effective interest rate in effect as of December 31, 2025 and 2024 was 85.2% and 65.5%, respectively, which was based on the amortized balance of the liability and the estimated remaining royalties to be paid to HCR under the arrangement. The estimated interest rate is subject to adjustments in the future based on actual royalties paid to HCR and changes in the royalty forecast. As of December 31, 2025, the estimated effective interest rate over the life of the 2020 Royalty Purchase

Agreement, taking into account actual royalties paid to date and the estimated remaining royalties to be paid under the arrangement, was 16.3%.

The following table presents the changes in the royalty monetization liability under the 2020 Royalty Purchase Agreement with HCR (in thousands):

2020 Royalty
Purchase Agreement
Balance at December 31, 2023	$94,052
Novartis royalties paid to HCR	(46,413)
Interest expense recognized	12,048
Balance at December 31, 2024	59,687
Novartis royalties paid to HCR	(60,095)
Interest expense recognized	30,080
Balance at December 31, 2025	29,672
Current portion	(29,672)
Non-current portion	$—

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

Prior to the maturity date, interest and principal under the 2025 Royalty Bond shall be paid quarterly to HCR solely using proceeds received from certain specified royalties, milestone payments, license fees and other consideration payable to the Company under specified license agreements (collectively, the Royalty Interest), including (i) the Novartis License for Zolgensma and Itvisma, (ii) the collaboration and license agreement with Nippon Shinyaku for RGX-121 and RGX-111, and (iii) NAV Technology Platform license agreements with Rocket Pharmaceuticals, Inc. and Ultragenyx Pharmaceutical Inc. Zolgensma and Itvisma royalties earned under the Novartis License shall only be included in the Royalty Interest after full repayment of the applicable Cap Amount under the 2020 Royalty Purchase Agreement with HCR. The Royalty Interest excludes, and the Company retains the rights to, certain other consideration payable under the license agreements including certain milestone payments, license fees and reimbursement of costs as applicable. The Royalty Interest is payable to HCR net of upstream royalty and sublicense fee obligations payable by the Company to applicable licensors. The 2025 Royalty Bond is collateralized by a security interest and lien on the Royalty Interest.

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

The effective interest rate of the 2025 Royalty Bond is partially estimated based on the Company's estimate of future payments under the Royalty Interest to be paid HCR. At each reporting date, the Company reassesses its estimate of total future payments to HCR under the arrangement and prospectively adjusts the effective interest rate and amortization of the debt and associated discount as necessary. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the actual Royalty Interest payments to HCR and fluctuations in the variable interest rate, which may differ from the Company’s forecasts. The estimated effective interest rate in effect as of December 31, 2025 was 15.1%, which was based on the amortized balance of the liability, the current coupon rate and the estimated remaining payments to HCR under the arrangement.

The following table presents the changes in the royalty monetization liability under the 2025 Royalty Bond with HCR (in thousands):

2025 Royalty Bond
Balance at December 31, 2024	$—
Proceeds from royalty bond, net of discount and issuance costs	142,883
Royalty interest paid to HCR	(109)
Portion of payments representing interest	109
Unpaid interest accrued to principal	13,449
Amortization of debt discount and issuance costs	1,013
Balance at December 31, 2025	157,345
Current portion	(9,937)
Non-current portion	$147,408

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

The Trustees of the University of Pennsylvania

In February 2009, the Company entered into a license agreement, which has been amended from time to time (as amended, the Penn License), with The Trustees of the University of Pennsylvania (Penn) for exclusive, worldwide rights to certain patents owned by Penn underlying the Company’s NAV Technology Platform, as well as exclusive rights to certain data, results and other information. Pursuant to the originally agreed upon Penn License, the Company was obligated to pay Penn royalties on net sales of licensed products and sublicense fees. Additionally, the Company was obligated to reimburse Penn for certain costs incurred related to the maintenance of the licensed patents.

In April 2019, the Penn License was amended to include exclusive license rights to certain patent rights and know-how, including research data and other information, relating to the treatment of late-infantile neuronal ceroid lipofuscinosis type 2 (CLN2) disease. In consideration for the additional licensed rights, and in addition to any consideration owed under the license prior to the amendment, the Company paid Penn an up-front fee and is obligated to pay milestone fees of up to $20.5 million upon the achievement of various development and sales-based milestones and additional royalties on net sales of licensed products for the treatment of CLN2 disease. From the inception of the agreement through December 31, 2025, the Company had incurred $0.5 million for development milestones achieved, or deemed probable of achievement, under the Penn License.

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

Expenses incurred by the Company related to the Penn License were recorded as follows (in thousands):

	Years Ended December 31,
	2025	2024
General and administrative	$461	$299
Interest expense	356	612
	$817	$911

As of December 31, 2025, the Company had recorded $3.0 million payable under the Penn License, net of present value discount, which was included in accounts payable and accrued expenses and other current liabilities on the consolidated balance sheet. As of December 31, 2024, the Company had recorded $5.8 million payable under the Penn License, net of present value discount, of which $2.9 million was included in accrued expenses and other current liabilities, and $2.9 million was included in other liabilities on the consolidated balance sheet.

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

Expenses incurred by the Company related to the GSK License were recorded as follows (in thousands):

	Years Ended December 31,
	2025	2024
Cost of license and royalty revenues:
Royalties on net sales of Zolgensma and Itvisma	$19,193	$33,180
Other	399	337
Total cost of license and royalty revenues	19,592	33,517
General and administrative	196	369
	$19,788	$33,886

As of December 31, 2025, the Company had recorded $5.7 million payable under the GSK License, of which $5.7 million was included in accrued expenses and other current liabilities, and less than $0.1 million was included in other liabilities on the consolidated balance sheet. As of December 31, 2024, the Company had recorded $6.3 million payable under the GSK License, of which $6.2 million was included in accrued expenses and other current liabilities, and $0.1 million was included in other liabilities on the consolidated balance sheet.

The Company has been notified of a dispute with GSK over the amount of sublicense fees paid by the Company to GSK under the GSK License. GSK claims there has been a significant underpayment by the Company as they are entitled to a sublicense payment on all amounts received by the Company from sublicensees, including royalties, and not just amounts received for GSK's sublicensed patents. The Company disagrees with GSK's interpretation of the GSK License and engaged in non-binding mediation with GSK but the dispute has not yet been resolved. The Company does not believe that a loss is probable, and no reasonable range of loss is estimable, related to this matter. No liabilities related to this matter were recorded as of December 31, 2025 and 2024.

Emory University

In August 2018, the Company entered into a license agreement (the Emory License) with Emory University (Emory) for an exclusive license to Emory’s interest in certain patent rights, which are co-owned by Emory and the Company, to commercialize products covered by the licensed patent rights in any country or territory. Patent rights licensed under the Emory License include certain rights which have been sublicensed by the Company to Novartis and are applicable to Itvisma for the treatment of certain patients with SMA. Pursuant to the Emory License, the Company is obligated to reimburse Emory for patent prosecution and maintenance expenses and pay Emory annual maintenance fees under certain circumstances, royalties on net sales, sublicense fees and fees upon the achievement of various milestones for the first licensed product. During the years ended December 31, 2025 and 2024, the Company incurred $0.1 million and $0.1 million, respectively, under the Emory License for milestone payments and patent maintenance costs.

Clearside Biomedical

In August 2019, the Company entered into an option and license agreement with Clearside Biomedical, Inc. (Clearside) pursuant to which the Company was granted an option to exclusively license the worldwide rights to certain patents related to Clearside’s proprietary, in-office SCS Microinjector® for the delivery of ABBV-RGX-314 to the suprachoroidal space to treat wet AMD, DR and other diseases. The Company exercised its license option in October 2019, resulting in a payment of $1.6 million to Clearside payable under the license agreement. Additionally, the Company is obligated to pay milestone fees of up to $136.0 million upon the achievement of various development and sales-based milestones, as well as royalties on net sales of licensed products using the SCS Microinjector. Clearside is responsible for supplying the SCS Microinjector to the Company to support all preclinical, clinical and commercial needs. From the inception of the agreement through December 31, 2025, the Company had incurred $3.0 million for development milestones achieved, or deemed probable of achievement, under the agreement.

In November 2025, Clearside announced that it filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware and that it was seeking authorization to sell all or substantially all of its assets in a court-supervised auction and sale process under Section 363 of the U.S. Bankruptcy Code. Clearside subsequently announced that it entered into an asset purchase agreement with a stalking horse bidder, Health Ocean Pharma (Eye) Limited, for the sale of substantially all of its assets, including its remaining rights with respect to the SCS Microinjector. The sale process is still ongoing and is subject to pending objections by parties in interest, and, therefore, the ultimate outcome of that process is unknown.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s potential exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2025 and 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recorded any related liabilities.

Litigation

On or about February 13, 2026, a putative securities class action complaint was filed by Andre Kuik against the Company and certain of its current officers and directors in the United States District Court for the District of Maryland. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, on behalf of a putative class of persons who purchased or otherwise acquired the Company's securities during the period from February 9, 2022 through January 27, 2026. The complaint alleges that the Company misled investors concerning the viability and safety of RGX-111 study, and that the Company's stock price declined following the announcement of the clinical holds imposed by the FDA on the Company’s RGX-111 and RGX-121 programs on January 28, 2026. The plaintiff seeks unspecified compensatory damages, attorneys' fees, expert fees and other costs, and other relief as the court may deem just and proper. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against them. The Company does not believe that a loss is probable, and no reasonable range of loss is estimable, related to this matter. No liabilities related to this matter were recorded as of December 31, 2025.

9. Capitalization

As of December 31, 2025 and 2024, the authorized capital stock of the Company included 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s restated certificate of incorporation and bylaws contain the rights, preferences and privileges of the Company’s stockholders and their respective shares.

Shares of common stock reserved for future issuance were as follows (in thousands):

	As of December 31,
	2025	2024
Reserved for issuance under equity incentive plans	20,133	13,548
Reserved for issuance under employee stock purchase plan	755	913
Reserved for exercise of warrants outstanding	1,138	1,325
	22,026	15,786

May 2025 Warrants

In May 2025, in connection with issuance of the 2025 Royalty Bond, the Company issued to HCR the May 2025 Warrants to purchase 268,096 shares of its common stock at an exercise price per share of $14.92. The May 2025 Warrants are exercisable upon issuance and have a contractual term of 10 years. The Company evaluated the May 2025 Warrants and concluded the warrants are indexed to the Company's common stock, meet the criteria to be classified as equity and are not subject to remeasurement. The Company allocated $1.6 million of the net proceeds from the 2025 Royalty Bond to the issuance of the May 2025 Warrants, which were recorded as additional paid-in capital. Please refer to Note 7 for further information on the May 2025 Warrants issued in connection with the 2025 Royalty Bond. As of December 31, 2025, none of the May 2025 Warrants had been exercised and 268,096 of the May 2025 Warrants remained outstanding.

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

The Company evaluated the March 2024 Pre-funded Warrants and concluded the warrants are indexed to the Company's common stock, meet the criteria to be classified as equity and are not subject to remeasurement. The proceeds received from the issuance of the pre-funded warrants were recorded as additional paid-in capital. During the years ended December 31, 2025 and 2024, the Company issued 455,137 shares and 197,000 shares, respectively, of common stock upon the exercise of March 2024 Pre-funded Warrants. As of December 31, 2025, 869,603 of the March 2024 Pre-funded Warrants remained outstanding.

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

In December 2024, the Company entered into a Sales Agreement with Leerink Partners LLC (Leerink) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million from time to time through Leerink, acting as the Company's sales agent (the Leerink ATM Program). As of December 31, 2025, no shares of common stock had been sold under the Leerink ATM Program.

10. License and Collaboration Agreements

License and Collaboration Revenues

As of December 31, 2025, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in two commercial products, Zolgensma and Itvisma, and in the development of various other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development and commercialization of certain product candidates. Consideration payable to the Company under its license and collaboration agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products, (v) fees for services related to the development and manufacturing of licensed products and (vi) other consideration payable upon optional goods and services purchased by licensees and collaborators. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

Revenues earned under license and collaboration agreements consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024
License and royalty revenue:
Zolgensma and Itvisma royalties	$83,177	$81,505
Nippon Shinyaku licenses	72,903	—
Other	187	455
Total license and royalty revenue	156,267	81,960
Service revenue:
Nippon Shinyaku services	11,822	—
Other	2,352	1,368
Total service revenue	14,174	1,368
Total revenues	$170,441	$83,328

Outstanding development milestone payments are evaluated each reporting period and are only included in the transaction price of each license to the extent the milestones are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of December 31, 2025, the Company’s license and collaboration agreements contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $2.18 billion, including (i) $546.7 million upon the commencement of various stages of clinical trials, (ii) $106.3 million upon the submission of regulatory approval filings or upon regulatory approval of licensed products, and (iii) $1.53 billion upon the achievement of specified sales targets for licensed products, including milestones payable upon the first commercial sale of licensed products. To the extent the Company realizes the milestone payments, the Company may be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of these milestones is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

Accounts Receivable, Contract Assets and Deferred Revenue

The following table presents the balances of the Company’s accounts receivable, contract assets and deferred revenue, as well as other information regarding revenue recognized, during the periods presented (in thousands):

	Years Ended December 31,
	2025	2024
Accounts receivable, net, current and non-current:
Beginning of period	$20,947	$25,491
End of period	$28,691	$20,947

Contract assets:
Beginning of period	$239	$—
End of period	$104	$239

Deferred revenue, current and non-current:
Beginning of period	$115	$148
End of period	$29,395	$115

Revenue recognized during the period from:
Amounts included in deferred revenue at beginning of period	$115	$148
Performance obligations satisfied in previous periods	$84,684	$81,585

Revenue recognized from performance obligations satisfied in previous periods, as presented in the table above, was primarily attributable to Zolgensma and Itvisma royalties and changes in the transaction prices of the Company’s license agreements. Changes in transaction prices were primarily attributable to development milestones achieved or deemed probable of achievement during the periods, resulting in a cumulative catch-up adjustment to revenue. Revenue recognized during the year ended December 31, 2025, included $1.5 million in cumulative catch-up adjustments for changes in the probability of achievement of development milestones. No cumulative catch-up adjustments for development milestones were recorded in revenue during the year ended December 31, 2024.

As of December 31, 2025, the Company had recorded deferred revenue of $29.4 million which represents consideration received or unconditionally due from licensees and collaboration partners for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations as of December 31, 2025 consisted of (i) development services to be performed related to licensed products, which will be satisfied as the services are performed, and (ii) material rights granted to purchase commercial supply of licensed products, which will be satisfied upon delivery of the commercial supply. As of December 31, 2025, the aggregate transaction price of the Company’s license and collaboration agreements allocated to performance obligations not yet satisfied or partially satisfied was $30.4 million, primarily associated with development services under the Company's collaboration and license agreement with Nippon Shinyaku, the substantial majority of which is expected to be satisfied over a period of approximately five years.

Accounts receivable consisted of the following (in thousands):

	As of December 31,
	2025	2024
Current accounts receivable:
Billed to customers	$557	$65
Unbilled Novartis royalties	23,806	20,106
Unbilled Nippon Shinyaku services	1,997	—
Other unbilled	19	302
Current accounts receivable	26,379	20,473
Non-current accounts receivable:
Unbilled Nippon Shinyaku services	1,858	—
Other unbilled	454	474
Non-current accounts receivable	2,312	474
Total accounts receivable	$28,691	$20,947

The following table presents the changes in the allowance for credit losses related to accounts receivable and contract assets for the years ended December 31, 2025 and 2024 (in thousands):

Allowance for Credit Losses
	Accounts Receivable	Contract Assets
Balance at December 31, 2023	$4,587	$—
Provision for credit losses	—	—
Changes in present value discount of receivables	413	—
Credit recoveries	(5,000)	—
Balance at December 31, 2024	—	—
Provision for credit losses	—	—
Changes in present value discount of receivables	—	—
Credit recoveries	—	—
Balance at December 31, 2025	$—	$—

The Company’s allowance for credit losses during the year ended December 31, 2024 was related solely to accounts receivable from Abeona Therapeutics Inc. (Abeona). Please refer to the section below, "Settlement Agreement with Abeona Therapeutics," for further information regarding amounts due from Abeona and the associated allowance for credit losses.

Zolgensma and Itvisma License with Novartis Gene Therapies

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

In consideration for the rights granted under the license, Novartis Gene Therapies paid the Company (i) an up-front fee of $2.0 million upon the execution of the agreement in 2014, (ii) license fees totaling $180.0 million upon the amendment of the agreement in January 2018 and the subsequent acquisition of AveXis, Inc. (now Novartis Gene Therapies) by Novartis in May 2018, (iii) total cumulative payments of $12.3 million upon the achievement of various development milestones, and (iv) a sales-based milestone payment of $80.0 million upon the achievement of $1.0 billion in cumulative net sales of Zolgensma in 2020. In addition to the consideration above, Novartis Gene Therapies is obligated to pay to the Company fixed annual fees, royalties on net sales of licensed products and a percentage of any sublicense fees received by Novartis Gene Therapies from sublicensees for the licensed intellectual property rights. Royalties are payable by Novartis Gene Therapies at a mid-single to low double-digit percentage of net sales of licensed products using the NAV AAV9 vector, and a low double-digit percentage of net sales of licensed products using a licensed vector other than NAV AAV9, and are subject to reduction in specified circumstances. All development and sales-based milestones under the Novartis License have been achieved and there are no further milestone payments payable to the Company under the license agreement.

In 2019, Novartis Gene Therapies launched commercial sales of Zolgensma for the treatment of SMA in patients under the age of two years old. In the fourth quarter of 2025, Novartis Gene Therapies launched commercial sales of Itvisma for the treatment of SMA in patients two years and older. Zolgensma and Itvisma are licensed products under the Novartis License, pursuant to which the Company receives royalties on net sales of the licensed products.

The Company recognized the following amounts under the Novartis License (in thousands):

	Years Ended December 31,
	2025	2024
Zolgensma royalties	$82,536	$81,505
Itvisma royalties	641	—
Other license revenue	—	28
Total license and royalty revenue	$83,177	$81,533

Interest income from licensing	$41	$123

As of December 31, 2025 and 2024, the Company had recorded total accounts receivable of $24.1 million and $20.4 million, respectively, from Novartis Gene Therapies under the Novartis License, which consisted primarily of Zolgensma and Itvisma royalties receivable. Royalties receivable from Novartis recorded as of December 31, 2025 included $18.3 million expected to be paid to HCR in accordance with the 2020 Royalty Purchase Agreement discussed in Note 7.

Settlement Agreement with Abeona Therapeutics

In November 2021, the Company entered into a settlement agreement and mutual release with Abeona (the Settlement Agreement) related to claims associated with a license agreement between the parties which was terminated in May 2020. The Settlement Agreement resolved all arbitration and legal proceedings and mutually released each party from any and all claims under the terminated license agreement. Pursuant to the Settlement Agreement, Abeona paid the Company a total of $30.0 million as follows: (i) $20.0 million paid in November 2021, (ii) $5.0 million paid in November 2022, and (iii) $5.0 million paid in November 2024. As of December 31, 2025 and 2024, all amounts due from Abeona under the Settlement Agreement had been paid in full and no further amounts were due to the Company from Abeona.

As of December 31, 2023, the Company had recorded accounts receivable of $4.6 million associated with the remaining amounts due from Abeona under the Settlement Agreement, which consisted of the $5.0 million payment due by November 2024, net of discount to present value. Based on the Company's evaluation of Abeona's credit profile and financial condition, and its expectations regarding Abeona's future cash flows and ability to satisfy the contractual obligations of the Settlement Agreement, the Company recorded an allowance for credit losses of $4.6 million as of December 31, 2023 related to the accounts receivable due from Abeona. Prior to collection, the present value discount of the Abeona receivable was accreted as interest income from licensing through the contractual due date using the effective interest method. The Company elected to record increases in the allowance for credit losses associated with the accretion of the present value discount as a reduction of the associated interest income, resulting in no interest income recognized related to the accretion of the present value discount. The Company collected the final payment of $5.0 million due from Abeona under the Settlement Agreement upon its contractual due date in November 2024. As a result of the full collection of the receivable, the Company recorded a credit recovery of $5.0 million during the year ended December 31, 2024 against the associated allowance for credit losses.

Collaboration Agreements

AbbVie Collaboration and License Agreement

In September 2021, the Company entered into a collaboration and license agreement with AbbVie Global Enterprises Ltd. (AbbVie), a subsidiary of AbbVie Inc., to jointly develop and commercialize ABBV-RGX-314, the Company’s product candidate for the treatment of wet AMD, DR and other chronic retinal diseases (as amended, the AbbVie Collaboration Agreement). The AbbVie Collaboration Agreement became effective in November 2021.

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

In August 2025, the Company and AbbVie entered into an amendment to the AbbVie Collaboration Agreement which modified the development plan and milestone payment structure for the ABBV-RGX-314 DR program. Under the amendment, the Company will conduct the first registration enabling trial for DR suprachoroidal (SCS) treatment as a combined Phase IIb/III trial (NAAVIGATE) which will be performed in two parts (Part 1 and Part 2), and AbbVie will conduct the second registration enabling trial as a separate, standalone Phase III trial. In lieu of a $200.0 million development milestone payable to the Company under the original AbbVie Collaboration Agreement upon first patient dosed in the first registration enabling trial for DR SCS treatment, AbbVie will pay the Company $100.0 million upon first patient dosed in the NAAVIGATE trial and an additional $100.0 million upon first patient dosed in the subsequent Phase III trial. Also pursuant to the amendment, AbbVie will lead a new Phase III randomized controlled study (ACHIEVE) to assess the injection burden, adverse events, change in disease activity, and long-term preservation of visual acuity of ABBV-RGX-314 in adult participants with neovascular AMD. The Company will be responsible for its development expenses to conduct Part 1 of the NAAVIGATE trial and the parties will share the development expenses related to Part 2 of the NAAVIGATE trial and the subsequent Phase III trial for DR in accordance with the existing terms of the AbbVie Collaboration Agreement. AbbVie will be responsible for all development expenses related to the ACHIEVE study.

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

The Company applied the requirements of ASC 606 to the AbbVie Collaboration Agreement for the units of account in which AbbVie was deemed to be a customer. The Company determined that there is only one material performance obligation under the agreement for the delivery of the intellectual property license to develop and commercialize ABBV-RGX-314 globally. The intellectual property licensed to AbbVie includes the rights to certain patents, data, know-how and other rights developed and owned by the Company, as well as other intellectual property rights exclusively licensed by the Company from various third parties. The Company evaluated options granted to AbbVie under the agreement and determined that the options do not represent material rights, and therefore are not considered separate performance obligations under the current arrangement. Specifically, the Company concluded that the option granted to AbbVie to purchase commercial supply of ABBV-RGX-314 from the Company for a portion of sales outside the United States does not convey a material right, as the option is not priced at an incremental discount to the standalone selling price of the underlying goods and services. Additionally, the Company identified various promises under the AbbVie Collaboration Agreement which were determined to be immaterial in the context of the contract and will not be accounted for as separate performance obligations.

As of December 31, 2025 and 2024, the transaction price of the AbbVie Collaboration Agreement was $370.0 million, which consisted solely of the up-front payment received from AbbVie in November 2021. The $370.0 million transaction price was fully recognized as revenue upon the delivery of the license to AbbVie in November 2021. Variable consideration under the AbbVie Collaboration Agreement, which has been excluded from the transaction price, includes $562.5 million in payments for development milestones that have not yet been achieved and were not considered probable of achievement. Additionally, the transaction price excludes sales-based milestone payments of $820.0 million and royalties on net sales of ABBV-RGX-314 outside the United States. Development milestones will be added to the transaction price and recognized as revenue upon achievement, or if deemed probable of achievement. In accordance with the sale- or usage-based royalty exception under ASC 606, royalties on net sales and sales-based milestones will be recognized as revenue in the period the underlying sales occur or milestones are achieved. There were no changes in the transaction price of the AbbVie Collaboration Agreement, and no revenue was recognized, during the years ended December 31, 2025 and 2024.

The Company applied the requirements of ASC 808 to the AbbVie Collaboration Agreement for the units of account which were deemed to be a collaborative arrangement. Both the Company and AbbVie will perform various activities related to the development, manufacturing and commercialization of ABBV-RGX-314 in the United States. Development costs are shared between the parties in accordance with the terms of the AbbVie Collaboration Agreement, and the parties will share equally in the net profits and losses derived from sales of ABBV-RGX-314 in the United States. The Company accounts for payments to and from AbbVie for the sharing of development and commercialization costs in accordance with its accounting policy for collaborative arrangements. Amounts owed to AbbVie for the Company’s share of development costs or commercialization costs incurred by AbbVie are recorded as research and development expense or general and administrative expense, respectively, in the period the costs are incurred. Amounts owed to the Company for AbbVie’s share of development costs or commercialization costs incurred by the Company are recorded as a reduction of research and development expense or general and administrative expense, respectively, in the period the costs are incurred. At the end of each reporting period, the Company records a net amount due to or from AbbVie as a result of the cost-sharing arrangement. As of December 31, 2025 and 2024, the Company had recorded $10.9 million and $11.3 million, respectively, due from AbbVie for net reimbursement of costs incurred for activities performed under AbbVie Collaboration Agreement, which was included in other current assets on the consolidated balance sheets.

The Company recognized the following amounts under the AbbVie Collaboration Agreement (in thousands):

	Years Ended December 31,
	2025	2024
Net cost reimbursement to (from) AbbVie included in:
Research and development expense	$(60,222)	$(78,316)
General and administrative expense	2,678	1,866
Total net cost reimbursement to (from) AbbVie	$(57,544)	$(76,450)

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

The Company evaluated its various commitments under the Nippon Shinyaku Collaboration Agreement and identified the distinct units of account under the arrangement. For each of the distinct units of account identified, the Company determined whether the transactions should be accounted for as a contract with a customer within the scope of ASC 606 or as a collaborative arrangement within the scope of ASC 808. The Company concluded that each of the distinct units of account identified should be accounted for as revenue under ASC 606, as Nippon Shinyaku is deemed to be a customer for each of the various transactions. The Company identified the following material performance obligations under the agreement: (i) delivery of intellectual property licenses to develop and commercialize RGX-121 and RGX-111 in the United States and Asia territories, (ii) development services for RGX-121 and RGX-111 in the United States, including manufacturing of clinical supply and commercial supply prior to regulatory approval, and (iii) material rights granted to Nippon Shinyaku to purchase commercial supply for sales in licensed territories.

The intellectual property licensed to Nippon Shinyaku includes the rights to certain patents, data, know-how and other rights developed and owned by the Company, as well as other intellectual property rights exclusively licensed by the Company from various third parties. In determining the distinct performance obligations under the agreements, the Company concluded that the licenses granted to Nippon Shinyaku to develop and commercialize RGX-121 and RGX-111 are distinct from the other goods and services promised under the agreement, as Nippon Shinyaku can benefit from the licenses on a standalone basis and, based on the stage of development of the product candidates, the underlying licensed products and know-how are not expected to be significantly modified as a result of other goods and services promised under the agreement. The Company evaluated all options granted to Nippon Shinyaku under the agreement to determine whether the options represent material rights. Management concluded the options to purchase commercial supply convey material rights granted to Nippon Shinyaku, and therefore are accounted for as separate performance obligations under the current arrangement. The Company identified various promises under the Nippon Shinyaku Collaboration Agreement which were determined to be immaterial in the context of the contract and will not be accounted for as separate performance obligations.

As of December 31, 2025, the transaction price of the Nippon Shinyaku Collaboration Agreement included fixed consideration of $110.0 million for the up-front payment and variable consideration of $4.1 million for estimated reimbursable costs of manufacturing and other services which are deemed not to be constrained. Variable consideration which has been excluded from the transaction price includes $40.0 million in payments for development milestones that have not yet been achieved and were not considered probable of achievement, and reimbursable costs of manufacturing and other services which are contingent on events occurring that are outside the Company’s control and are deemed to be constrained. The transaction price also excludes sales-based milestone payments of $660.0 million and royalties on net sales of RGX-121 and RGX-111 in the United States and Asia territories. Development milestones will be added to the transaction price upon achievement, or if deemed probable of achievement, and other variable consideration for manufacturing and other services may be added to the transaction price in the future as uncertainties regarding payment of the consideration are resolved. In accordance with the sale- or usage-based royalty exception under ASC 606, royalties on net sales and sales-based milestones will be recognized as revenue in the period the underlying sales occur or milestones are achieved. There were no changes in the fixed transaction price of the Nippon Shinyaku Collaboration Agreement between the effective date of the agreement and December 31, 2025.

The fixed transaction price of the Nippon Shinyaku Collaboration Agreement of $110.0 million was allocated to the various performance obligations based on their relative standalone selling prices, which requires significant judgment. The selling prices of the intellectual property licenses were determined based on discounted cash flow models for each of the licensed products in the respective licensed territories and were adjusted for the probability of developmental, regulatory and commercial success. Significant assumptions and judgments were required to estimate the future cash flows, including the addressable market, sales price per unit, discount rates and probabilities of success for each of the licensed products and territories. The selling prices of development services and commercial supply were determined based on the expected cost plus a reasonable margin. The selling prices of the material rights to purchase commercial supply were determined based on the incremental discount to the standalone selling prices of the commercial supply and were adjusted to consider the likelihood of exercise of the material rights. Significant assumptions and judgments were required to estimate the future costs of development and manufacturing, an appropriate margin for such services, and the likelihood of exercise of the material rights to purchase commercial supply. The $4.1 million of variable consideration included in the transaction price is allocated directly to performance obligations for the manufacturing of commercial supply prior to regulatory approval and other service obligations since the consideration is directly associated with the performance of such services and reimbursement of applicable costs. Consideration contingent upon the future exercise of options to purchase commercial supply is excluded from the transaction price until exercised.

The portion of the $110.0 million fixed transaction price allocated to the delivery of the intellectual property licenses was recognized as license and royalty revenue upon the delivery of the licenses to Nippon Shinyaku in March 2025. The portion of the fixed transaction price allocated to development services will be recognized as service revenue as the services are performed using an input method based on costs incurred versus total estimated costs to perform the services, which is re-assessed at each reporting date. The portion of the fixed transaction price allocated to material rights to purchase commercial supply will be recognized as revenue proportionally with the total expected commercial supply revenue expected to be recognized under the arrangement, which is re-assessed at each reporting date. Commercial supply revenue will be recognized as revenue upon delivery to Nippon Shinyaku, or otherwise upon transfer of control of commercial supply to Nippon Shinyaku as defined in the associated supply agreements.

The Company recognized the following amounts under the Nippon Shinyaku Collaboration Agreement (in thousands):

	Years Ended December 31,
	2025	2024
License and royalty revenue	$72,903	$—
Service revenue	11,822	—
Total revenues	$84,725	$—

As of December 31, 2025, the Company had recorded total accounts receivable of $4.1 million for reimbursable costs of manufacturing and other services under the Nippon Shinyaku Collaboration Agreement, of which $2.3 million was included in current assets and $1.9 million was included in non-current assets. As of December 31, 2025, the Company had recorded total deferred revenue of $29.4 million for development services and material rights which have not yet been satisfied under the Nippon Shinyaku Collaboration Agreement, of which $10.5 million was included in current liabilities and $18.9 million was included in non-current liabilities.

11. Stock-based Compensation

In September 2014, the Company adopted the 2014 Stock Plan (the 2014 Plan). In June 2015, the Company adopted the 2015 Equity Incentive Plan (the 2015 Plan), which replaced the 2014 Plan effective upon the Company’s initial public offering in September 2015. Upon the effective date of the 2015 Plan, no further awards may be granted under the 2014 Plan. As of December 31, 2025, there were no awards outstanding under the 2014 Plan.

Effective in January 2025, an additional 1,981,975 shares were authorized for issuance under the 2015 Plan. The 2015 Plan expired in June 2025, upon which no further awards may be granted under the plan. Any awards outstanding under the 2015 Plan as of the plan expiration date shall remain outstanding and effective pursuant to the contractual terms of the awards.

In May 2025, the Company adopted the 2025 Equity Incentive Plan (the 2025 Plan), which replaced the 2015 Plan upon its expiration in June 2025. The total number of shares of common stock authorized for issuance under the 2025 Plan upon its adoption was 5,500,000. The number of shares authorized for issuance under the 2025 Plan shall automatically increase for any shares of common stock underlying awards outstanding under the 2015 Plan, as of the adoption date of the 2025 Plan, which are not issued due to forfeiture, expiration, termination or cancellation of the award. Shares of common stock that are withheld, tendered, or otherwise not issued in connection with the settlement of awards outstanding under the 2015 Plan do not increase the number of shares authorized for issuance under the 2025 Plan. As of December 31, 2025, the total number of shares of common stock reserved for issuance under the 2025 Plan and 2015 Plan was 20,133,416, of which 5,717,654 remained available for future grants under the 2025 Plan.

The 2014 Plan, 2015 Plan and 2025 Plan provide for the issuance of stock options, stock appreciation rights, restricted and unrestricted stock and unit awards, and performance cash awards to employees, members of the Board of Directors and consultants of the Company. As of December 31, 2025, the Company has issued only stock options and restricted stock units under the plans. Stock options generally expire 10 years following the date of grant. Stock options typically vest over a four-year period, but vesting provisions can vary by award based on the discretion of the Board of Directors. Stock options have an exercise price at least equal to the estimated fair value of the Company’s common stock on the date of grant. Restricted stock units typically vest over a four-year period, but vesting provisions can vary by award based on the discretion of the Board of Directors. Upon vesting, restricted stock units are settled in common stock of the Company. Awards granted under the 2025 Plan generally have a minimum vesting requirement of one year from the grant date.

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

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Years Ended December 31,
	2025	2024
Stock options	$18,622	$23,518
Restricted stock units	15,278	14,455
Employee stock purchase plan	663	490
	$34,563	$38,463

As of December 31, 2025, the Company had $47.7 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.2 years.

The Company recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$15,977	$17,985
General and administrative	18,586	20,478
	$34,563	$38,463

Stock Options

The following table summarizes stock option activity under the Company's equity incentive plans (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2024	9,994	$29.48	5.9	$240
Granted	2,441	$8.02
Exercised	(68)	$4.70
Cancelled or forfeited	(801)	$27.12
Outstanding at December 31, 2025	11,566	$25.26	6.0	$17,523
Exercisable at December 31, 2025	7,953	$31.37	4.8	$2,495
Vested and expected to vest at December 31, 2025	11,566	$25.26	6.0	$17,523

(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the years ended December 31, 2025 and 2024 was $4.96 and $9.98, respectively. During the years ended December 31, 2025 and 2024, the total number of stock options exercised was 67,735 and 290,753, respectively, resulting in total proceeds of $0.3 million and $1.5 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $0.3 million and $3.1 million, respectively.

The fair values of options granted were estimated at each grant date using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2025	2024
Expected volatility	64%	64%
Expected term (years)	6.0	6.0
Risk-free interest rate	4.3%	4.0%
Expected dividend yield	0.0%	0.0%

Restricted Stock Units

The following table summarizes restricted stock unit activity under the Company's equity incentive plans (in thousands, except per share data):

		Weighted-average
		Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2024	2,042	$19.95
Granted	1,724	$8.62
Vested	(743)	$21.27
Forfeited	(173)	$14.57
Unvested balance at December 31, 2025	2,850	$13.08

The total intrinsic value of restricted stock units vested during the years ended December 31, 2025 and 2024 was $6.0 million and $6.7 million, respectively.

Employee Stock Purchase Plan

In June 2015, the Board of Directors adopted the 2015 ESPP, which became effective upon the Company’s initial public offering in September 2015. The number of authorized shares reserved for issuance under the 2015 ESPP automatically increases on the first business day of each fiscal year by the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Board of Directors. Unless otherwise determined by the administrator of the 2015 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. As of December 31, 2025, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 1,426,994, of which 755,306 remained available for future issuance. During the years ended December 31, 2025 and 2024, 157,658 and 105,400 shares of common stock, respectively, were issued under the 2015 ESPP.

12. Retirement Plan

The Company sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation. The Company matches employee deferrals up to a specified percentage of eligible compensation. For the years ended December 31, 2025 and 2024, the Company incurred expenses of $3.4 million and $3.1 million, respectively, for matching contributions to the 401(k) Plan.

13. Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Years Ended December 31,
	2025	2024
United States	$(193,795)	$(227,022)
Foreign	(83)	(80)
Total loss before income taxes	$(193,878)	$(227,102)

Due to taxable losses and a full valuation allowance against its deferred tax assets, the Company did not record a provision for income taxes in the U.S. (federal or state) or any foreign jurisdictions for the years ended December 31, 2025 and 2024.

Net income taxes paid (net refunds received) were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Federal	$280	$—
State:
Maryland	—	(56)
Illinois	—	(9)
Other states	5	(7)
Foreign	—	—
Total net income taxes paid (net refunds received):	$285	$(72)

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (the TCJA) eliminated the option to deduct research and development expenses currently and required taxpayers to amortize such costs over a period of five years for expenses incurred in the United States and a period of 15 years for expenses incurred outside the United States. This provision of the TCJA resulted in deferred tax assets of $122.1 million as of December 31, 2024 related to capitalized research and development expenses, net of amounts amortized to date.

The One Big Beautiful Bill Act (OBBBA) was enacted in July 2025. The OBBBA amended U.S. federal tax laws by restoring the option for immediate expense recognition of research and development expenses incurred in the United States and making permanent the ability to claim 100% bonus depreciation on qualified property, among other changes. The Company currently expects to elect these options and deduct U.S. research and development expenses incurred in the current period, along with 100% bonus depreciation on eligible property placed in service, beginning in 2025. Research and development expenses incurred outside the United States will continue to be capitalized and amortized over a period of 15 years for tax purposes. Unamortized U.S. research and development expenses incurred prior to 2025 may be amortized over their remaining life, or over a period of one or two years beginning in 2025. The Company currently expects to amortize these amounts over two years beginning in 2025. The enactment of the OBBBA resulted in a decrease in deferred tax assets for capitalized research and development expenses and an increase in deferred tax assets for net operating loss (NOL) carryforwards during the year ended December 31, 2025. However, due to taxable losses and a full valuation allowance against its deferred tax assets, the enactment of the OBBBA had no material impact to the Company's income tax provision for the year ended December 31, 2025. The Company continues to evaluate the impact the OBBBA will have on its consolidated financial statements in future periods.

The Organization for Economic Co-operation and Development (OECD) has introduced BEPS Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries enacted corresponding legislation that is effective at various dates beginning as early as January 1, 2024. These rules generally apply to multinational companies with consolidated revenue of at least €750.0 million in at least two of the four preceding fiscal years. Based on the revenue thresholds established in the BEPS Pillar 2 rules, these changes do not have an impact on the Company’s income tax provision for the years ended December 31, 2025 and 2024. Further, under administrative guidance issued in January 2026, even if the Company were to exceed the applicable revenue threshold in future periods, it would be eligible to elect the Side-by-Side Safe Harbor, which is expected to mitigate the impact of the Pillar 2 rules on the Company’s income tax provision.

The following table presents a reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate for the years ended December 31, 2025 and 2024, presented in accordance with ASU 2023-09 (dollars in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(40,714)	21.0%	$(47,692)	21.0%
State and local income tax benefit, net of federal tax effect	—	—%	—	—%
Foreign tax effects:
Ireland	17	0.0%	17	0.0%
Effect of changes in tax laws or rates enacted in the current period	—	—%	—	—%
Effects of cross-border tax laws	—	—%	—	—%
Tax credits:
Research and development and orphan drug tax credits	(7,492)	3.9%	(9,582)	4.2%
Other tax credits	(27)	0.0%	(35)	0.0%
Change in valuation allowance	40,418	(20.8)%	51,658	(22.7)%
Nontaxable or nondeductible items:
Stock-based compensation	5,385	(2.8)%	3,171	(1.4)%
Executive compensation	1,440	(0.7)%	2,633	(1.2)%
Other	1,137	(0.7)%	3	0.0%
Changes in unrecognized tax benefits	(148)	0.1%	—	—%
Other adjustments	(16)	0.0%	(173)	0.1%
Effective tax rate	$—	—%	$—	—%

The significant components of the Company’s net deferred tax assets were as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$184,528	$105,468
Research and development tax credits	94,867	87,030
Stock-based compensation	21,250	22,687
Lease liabilities	19,372	22,278
Liability related sale of future royalties	2,951	12,148
Capitalized research and development costs	77,147	122,082
Accruals and other	7,317	5,366
Total deferred tax assets before valuation allowance	407,432	377,059
Valuation allowance	(374,413)	(338,352)
Total deferred tax assets	33,019	38,707
Deferred tax liabilities:
Right-of-use assets	(12,193)	(14,293)
Depreciation and amortization	(20,826)	(24,414)
Total deferred tax liabilities	(33,019)	(38,707)
Net deferred tax assets	$—	$—

The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets as of December 31, 2025 and 2024. Based on the Company’s history of operating losses, and other relevant facts and circumstances, the Company concluded that it was more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its deferred tax assets as of December 31, 2025 and 2024. The valuation allowance increased by $36.1 million and $57.9 million during the years ended December 31, 2025 and 2024, respectively. The increase in the valuation allowance during the year ended December 31, 2025 was due primarily to federal and state NOLs and research and development tax credits generated during the period, partially offset by a decrease in capitalized research and development expenses as a result of the enactment of the OBBBA. The increase in the valuation allowance during the year ended December 31, 2024 was due primarily to an increase in capitalized research and development expenses, and federal and state NOLs and research and development tax credits generated during the period.

The following table presents the Company's U.S. federal and state NOL and tax credit carryforwards which may be available to offset future income tax liabilities (in thousands):

	As of December 31, 2025	Expiration Date (if not utilized)
U.S. federal NOL carryforwards	$754,390	Indefinite
U.S. federal tax credit carryforwards	$94,143	Various dates between 2037 and 2045
U.S. state NOL carryforwards	$6,857	Indefinite
U.S. state NOL carryforwards	$388,008	Various dates between 2029 and 2045
U.S. state tax credit carryforwards	$1,000	Various dates between 2029 and 2032

As of December 31, 2025, the Company had U.S. federal and state research and development tax credit carryforwards of approximately $95.1 million which may be available to reduce future income tax liabilities. The calculation of these credits requires assumptions to be made by the Company to estimate qualified research expenses. The Company conducts formal studies to document the qualified activities and expenses used to calculate these credits however a portion of these credits may be subject to future examinations which have not yet occurred, the results of which may result in an adjustment to the Company’s credit carryforwards. The Company accounts for uncertain tax positions in accordance with the requirements of ASC 740, and recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. Further, a full valuation allowance has been provided against the net credit carryforwards and, if an adjustment is required upon the completion of the study, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance. As of December 31, 2024, the Company had total unrecognized tax benefits of $0.1 million which were reserved against its research and development tax credit carryforwards as uncertain tax positions. The Company released all of its reserves for unrecognized tax benefits during the year ended December 31, 2025 due to the expiration of the associated statute of limitations, and had no unrecognized tax benefits as of December 31, 2025.

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

The Company and its subsidiaries file income tax returns in the United States, at the federal level and in various states, and in foreign jurisdictions. The U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2021 onward. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

14. Restructuring

In November 2023, the Company implemented a strategic pipeline prioritization and corporate restructuring designed to reduce operating expenses and prioritize the development of ABBV-RGX-314, RGX-202 and RGX-121. The restructuring included a reduction in workforce and other planned operating expenses, primarily in rare neurodegenerative disease development, early research and other general and administrative areas. In connection with the restructuring, the Company implemented a reduction in workforce of approximately 15%, which was substantially completed in the fourth quarter of 2023. The Company recorded restructuring costs of $3.7 million during the year ended December 31, 2023, which primarily consisted of employee severance, continuing healthcare benefits and other employee-related costs. Restructuring costs associated with one-time termination benefits were recorded pursuant to ASC 420, while restructuring costs associated with ongoing benefit arrangements were recorded pursuant to ASC 712. During the year ended December 31, 2024, the Company recorded reductions in the restructuring liability of $0.4 million associated with changes in total estimated restructuring costs. As of December 31, 2024, all of the restructuring costs had been paid by the Company and no restructuring liability was recorded. No restructuring costs were recorded during the years ended December 31, 2025 and 2024.

The following table presents the changes in the Company's restructuring liability (in thousands):

Restructuring Liability
Balance at December 31, 2023	$1,806
Restructuring charges	—
Cash payments	(1,370)
Other adjustments	(436)
Balance at December 31, 2024	—
Restructuring charges	—
Cash payments	—
Balance at December 31, 2025	$—

15. Net Loss Per Share

Since the Company incurred net losses for the years ended December 31, 2025 and 2024, common stock equivalents were excluded from the calculation of diluted net loss per share for such periods as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were the same for such periods. The weighted-average number of common shares outstanding used in the basic and diluted net loss per share calculations includes the weighted-average effect of pre-funded warrants to purchase shares of the Company's common stock, as the pre-funded warrants are exercisable at any time for nominal cash consideration. The following potentially dilutive common stock equivalents outstanding at the end of the period were excluded from the computations of weighted-average diluted common shares for the periods indicated as their effects would be anti-dilutive (in thousands):

	Years Ended December 31,
	2025	2024
Stock options issued and outstanding	11,566	9,994
Unvested restricted stock units outstanding	2,850	2,042
Employee stock purchase plan	93	47
May 2025 Warrants outstanding	268	—
	14,777	12,083

16. Segment and Geographical Information

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

The CODM reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions and allocating resources. The CODM uses net income (loss) to assess performance versus operating budgets and in the preparation of near-term and long-range operating plans to inform decisions on resource and capital allocation. The CODM reviews consolidated cash, cash equivalents and marketable securities as a measure of segment assets. As of December 31, 2025 and 2024, the Company’s cash, cash equivalents and marketable securities were $240.9 million and $244.9 million, respectively.

The following table presents information about the Company's segment revenues, significant segment expenses regularly provided to the CODM, other segment items and consolidated net income (loss) (in thousands):

	Years Ended December 31,
	2025	2024
Revenues	$170,441	$83,328
Less:
Cost of license and royalty revenues	20,298	33,567
Research and development expense
Personnel	73,508	65,950
Direct development and support (a)	112,887	97,951
Facilities	11,276	11,410
Stock-based compensation	15,977	17,985
Depreciation and amortization	14,651	15,226
Total research and development expense	228,299	208,522
General and administrative expense
Personnel	22,793	20,816
Other general and administrative (b)	35,018	29,480
Facilities	5,502	4,856
Stock-based compensation	18,586	20,478
Depreciation and amortization	964	989
Total general and administrative expense	82,863	76,619
Other segment items (c)	(32,859)	8,278
Net loss	$(193,878)	$(227,102)

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
(c)
Other segment items include credit losses (recoveries), impairment of long-lived assets, other operating expenses, interest income from licensing, investment income and interest expense.

The Company’s interest income during the years ended December 31, 2025 and 2024 included interest income from licensing as presented in the consolidated statements of operations and comprehensive loss, as well as interest income from investments of $12.2 million and $12.1 million, respectively, which is included within investment income in the consolidated statements of operations and comprehensive loss.

For the year ended December 31, 2025, 44% and 25% of the Company’s revenues were attributed to Japan and the United States, respectively, and no other countries accounted for 10% or more of the Company’s revenues. For the year ended December 31, 2024, 36%, 10% and 10% of the Company’s revenues were attributed to the United States, Germany and United Arab Emirates, respectively, and no other countries accounted for 10% or more of the Company’s revenues. The country of origin for license revenue is determined based on the country of domicile of the licensee. The country of origin for royalty revenue is determined based on the location of the underlying net sales of licensed products. The country of origin for service revenue is determined based on the location where the Company principally performs the services.

The substantial majority of the Company’s assets reside in the United States.

17. Supplemental Disclosures

Other Current Assets

Other current assets consisted of the following (in thousands):

	As of December 31,
	2025	2024
Net cost reimbursement due from AbbVie	$10,871	$11,304
Accrued interest on investments	1,004	1,094
Other	1,030	1,376
	$12,905	$13,774

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Accrued personnel costs	$17,418	$17,607
Accrued external research and development expenses	10,229	8,998
Accrued sublicense fees and royalties	8,652	8,658
Accrued external general and administrative expenses	1,301	2,002
Accrued purchases of property and equipment	33	156
Other	757	649
	$38,390	$38,070

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

1.1	Sales Agreement dated December 9, 2024 between the Registrant and Leerink Partners LLC	8-K	1.1	12/9/24

3.1	Restated Certificate of Incorporation	8-K	3.1	6/7/21

3.2	Amended and Restated Bylaws				X

4.1	Specimen stock certificate evidencing the shares of common stock	S-1	4.1	8/17/15

4.2	Description of Securities	10-K	4.2	3/13/25

4.3	Form of Pre-funded Warrant	8-K	4.1	3/11/24

4.4	REGENXBIO Inc. Warrant to Purchase Common Stock	S-3	4.5	6/13/25

10.1	Form of Indemnity Agreement for directors and officers	S-1	10.1	8/17/15

10.2*	2015 Equity Incentive Plan	S-1/A	10.3	9/15/15

10.3*	Form of Restricted Stock Unit Award Agreement for the 2015 Equity Incentive Plan	10-K	10.4	3/1/21

10.4*	Form of Stock Option Award Agreement for the 2015 Equity Incentive Plan	10-K	10.5	3/1/21

10.5*	REGENXBIO Inc. 2025 Equity Incentive Plan	S-8	99.1	6/13/25

10.6*	Form of Restricted Stock Unit Award Agreement for the 2025 Equity Incentive Plan	10-Q	10.2	8/7/25

10.7*	Form of Stock Option Award Agreement for the 2025 Equity Incentive Plan	10-Q	10.3	8/7/25

10.8*	2015 Employee Stock Purchase Plan	S-1/A	10.4	9/8/15

10.9*	Employment Agreement effective as of July 1, 2024 between the Registrant and Curran Simpson	10-Q	10.1	8/1/24

10.10*	Form of Employment Agreement for Executive Vice Presidents	10-K	10.9	2/27/24

10.11*	Compensation Program for Non-Employee Directors	10-Q	10.1	8/3/22

10.12*	Management Cash Incentive Plan	S-1	10.29	8/17/15

10.13†	License Agreement effective February 24, 2009 between the Registrant and The Trustees of the University of Pennsylvania	S-1/A	10.9	9/15/15

10.14†	First Amendment to License Agreement dated March 6, 2009 between the Registrant and The Trustees of the University of Pennsylvania	S-1	10.10	8/17/15

10.15†	Second Amendment to License Agreement effective September 9, 2014 between the Registrant and The Trustees of the University of Pennsylvania	S-1/A	10.11	9/15/15

10.16†	Third Amendment to License Agreement effective April 29, 2016 between the Registrant and The Trustees of the University of Pennsylvania	10-Q/A	10.36	12/23/16

10.17†	Fourth Amendment to License Agreement effective April 4, 2019 between the Registrant and The Trustees of the University of Pennsylvania	10-Q	10.2	5/7/19

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith
10.18†	Fifth Amendment to License Agreement effective September 11, 2020 between the Registrant and The Trustees of the University of Pennsylvania	10-Q	10.2	11/4/20

10.19†	Letter Agreement dated March 21, 2022 between the Company and the Trustees of the University of Pennsylvania	10-Q	10.1	5/4/22

10.20†	License Agreement dated March 6, 2009 between the Registrant and SmithKline Beecham Corporation d/b/a GlaxoSmithKline	S-1/A	10.12	9/15/15

10.21	Amendment to License Agreement dated April 15, 2009 between the Registrant and SmithKline Beecham Corporation d/b/a GlaxoSmithKline	S-1	10.13	8/17/15

10.22†	License Agreement dated March 21, 2014 between the Registrant and AveXis, Inc.	S-1/A	10.16	9/15/15

10.23†	First Amendment to License Agreement dated January 8, 2018 between the Registrant and AveXis, Inc.	10-K	10.24	3/6/18

10.24†	Collaboration and License Agreement dated September 10, 2021 between the Registrant and AbbVie Global Enterprises Ltd.	10-Q	10.1	11/2/21

10.25†	First Amendment to Collaboration and License Agreement dated August 5, 2025 between the Registrant and AbbVie Global Enterprises Ltd.	10-Q	10.1	11/6/25

10.26†	Collaboration and License Agreement dated January 14, 2025 between the Registrant and Nippon Shinyaku Co., Ltd.	10-Q	10.1	5/12/25

10.27	Lease dated March 6, 2015 between the Registrant and BMR-Medical Center Drive LLC	S-1	10.26	8/17/15

10.28	First Amendment to Lease dated September 30, 2015 between the Registrant and BMR-Medical Center Drive LLC	10-K	10.31	3/3/16

10.29	Second Amendment to Lease dated November 23, 2015 between the Registrant and BMR-Medical Center Drive LLC	10-K	10.32	3/3/16

10.30	Third Amendment to Lease dated July 21, 2017 between the Registrant and BMR-Medical Center Drive LLC	10-Q	10.1	8/8/17

10.31	Fourth Amendment to Lease dated April 20, 2018 between the Registrant and BMR-Medical Center Drive LLC	10-Q	10.1	5/8/18

10.32	Fifth Amendment to Lease dated October 30, 2020 between the Registrant and ARE-Maryland No. 45, LLC, as successor in interest to BMR-Medical Center Drive LLC	10-Q	10.3	11/4/20

10.33	Lease dated November 1, 2018 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.1	11/7/18

10.34	Letter Agreement to Lease dated April 12, 2019 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.3	5/7/19

10.35	First Amendment to Lease dated April 23, 2019 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.4	5/7/19

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith
10.36	Second Amendment to Lease dated November 4, 2019 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.1	11/5/19

10.37	Third Amendment to Lease dated October 30, 2020 between the Registrant and ARE-Maryland No. 24, LLC	10-Q	10.4	11/4/20

10.38†	Royalty Purchase Agreement dated December 22, 2020 between the Registrant and entities managed by Healthcare Royalty Management, LLC	10-K	10.42	3/1/21

10.39†	Loan Agreement dated May 16, 2025 between REGENXBIO RS LLC and affiliate of Healthcare Royalty Management, LLC	10-Q	10.4	8/7/25

19.1	Insider Trading Policy	10-K	19.1	3/13/25

21.1	Subsidiaries of the Registrant				X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm				X

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

97.1	Compensation Clawback Policy	10-K	97.1	2/27/24

101

The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets
(ii) Consolidated Statements of Operations and Comprehensive Loss
(iii) Consolidated Statements of Stockholders’ Equity
(iv) Consolidated Statements of Cash Flows
(v) Notes to Consolidated Financial Statements

					X

104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 formatted in Inline XBRL (included in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2026.

REGENXBIO INC.

By:	/s/ Curran Simpson
Curran Simpson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curran Simpson	President, Chief Executive Officer and	March 5, 2026
Curran Simpson	Director (Principal Executive Officer)

/s/ Mitchell Chan	Chief Financial Officer	March 5, 2026
Mitchell Chan	(Principal Financial and Accounting Officer)

/s/ Kenneth T. Mills	Chairman of the Board of Directors	March 5, 2026
Kenneth T. Mills

/s/ Jean Bennett	Director	March 5, 2026
Jean Bennett

/s/ Allan M. Fox	Director	March 5, 2026
Allan M. Fox

/s/ Alexandra Glucksmann	Director	March 5, 2026
Alexandra Glucksmann

/s/ A.N. “Jerry” Karabelas	Director	March 5, 2026
A.N. “Jerry” Karabelas

/s/ George Migausky	Director	March 5, 2026
George Migausky

/s/ David C. Stump	Director	March 5, 2026
David C. Stump

/s/ Daniel Tassé	Director	March 5, 2026
Daniel Tassé

/s/ Jennifer Zachary	Director	March 5, 2026
Jennifer Zachary