Form 10-Q
period 2026-03-31
REGENXBIO Inc.
filed 2026-05-14
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, there were 51,697,621 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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
•
our ability to resolve the partial clinical hold for RGX‑111 to the satisfaction of the FDA;
•
the timing of enrollment, commencement, completion and the success of our AAVIATE®, AFFINITY BEYOND®, AFFINITY DUCHENNE®, ALTITUDE®, ASCENT®, ATMOSPHERE®, CAMPSIITE® , NAAVIGATE and other clinical trials;
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

You should carefully read the factors discussed in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the factors discussed elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2025 and in our other filings with the U.S. Securities and Exchange Commission (the SEC) for additional discussion of the risks, uncertainties, assumptions and other important factors that could cause our actual results or developments to differ materially and adversely from those projected in the forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on us or our businesses or operations. Such statements are not guarantees of future performance, and actual results or developments may differ materially and adversely from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we disclaim any duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$15,229	$34,466
Marketable securities	135,262	195,604
Accounts receivable	10,038	26,379
Prepaid expenses	11,543	11,927
Other current assets	14,444	12,905
Total current assets	186,516	281,281
Marketable securities	—	10,785
Accounts receivable	420	2,312
Property and equipment, net	101,874	104,855
Operating lease right-of-use assets	45,541	47,156
Restricted cash	2,030	2,030
Other assets	5,513	4,613
Total assets	$341,894	$453,032
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,207	$21,358
Accrued expenses and other current liabilities	21,892	38,390
Deferred revenue	5,919	10,452
Operating lease liabilities	7,867	8,286
Royalty monetization liabilities	14,225	39,609
Total current liabilities	71,110	118,095
Deferred revenue	22,776	18,943
Operating lease liabilities	63,199	65,215
Royalty monetization liabilities	163,105	147,408
Other liabilities	622	638
Total liabilities	320,812	350,299
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at March 31, 2026 and December 31, 2025; 51,617 and 50,892 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	1,238,025	1,229,442
Accumulated other comprehensive loss	(870)	(687)
Accumulated deficit	(1,216,078)	(1,126,027)
Total stockholders’ equity	21,082	102,733
Total liabilities and stockholders’ equity	$341,894	$453,032

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
License and royalty revenue	$5,090	$87,049
Service revenue	1,303	1,963
Total revenues	6,393	89,012
Operating Expenses
Cost of license and royalty revenues	11,074	3,436
Research and development	57,339	53,087
General and administrative	21,306	20,347
Other operating expenses	36	15
Total operating expenses	89,755	76,885
Income (loss) from operations	(83,362)	12,127
Other Income (Expense)
Interest income from licensing	16	25
Investment income	2,003	2,501
Interest expense	(8,708)	(8,570)
Total other income (expense)	(6,689)	(6,044)
Net income (loss)	$(90,051)	$6,083
Other Comprehensive Loss
Unrealized loss on available-for-sale securities, net	(183)	(21)
Total other comprehensive loss	(183)	(21)
Comprehensive income (loss)	$(90,234)	$6,062

Net income (loss) per share:
Basic	$(1.72)	$0.12
Diluted	$(1.72)	$0.12
Weighted-average common shares outstanding:
Basic	52,428	51,362
Diluted	52,428	51,434

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended March 31, 2026
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2025	50,892	$5	$1,229,442	$(687)	$(1,126,027)	$102,733
Vesting of restricted stock units, net of tax	616	—	(800)	—	—	(800)
Exercise of stock options, net of tax	16	—	118	—	—	118
Issuance of common stock under employee stock purchase plan	93	—	648	—	—	648
Stock-based compensation expense	—	—	8,617	—	—	8,617
Unrealized loss on available-for-sale securities, net	—	—	—	(183)	—	(183)
Net loss	—	—	—	—	(90,051)	(90,051)
Balances at March 31, 2026	51,617	$5	$1,238,025	$(870)	$(1,216,078)	$21,082

	Three Months Ended March 31, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2024	49,549	$5	$1,192,536	$(741)	$(932,149)	$259,651
Vesting of restricted stock units, net of tax	481	—	(510)	—	—	(510)
Exercise of stock options, net of tax	40	—	150	—	—	150
Issuance of common stock under employee stock purchase plan	47	—	307	—	—	307
Stock-based compensation expense	—	—	8,537	—	—	8,537
Unrealized loss on available-for-sale securities, net	—	—	—	(21)	—	(21)
Net income	—	—	—	—	6,083	6,083
Balances at March 31, 2025	50,117	$5	$1,201,020	$(762)	$(926,066)	$274,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(90,051)	$6,083
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation expense	8,617	8,537
Depreciation and amortization	3,857	3,955
Net accretion of discounts on marketable debt securities	(879)	(1,071)
Non-cash interest expense	3,753	(277)
Other non-cash adjustments	19	(10)
Changes in operating assets and liabilities
Accounts receivable	18,249	1,572
Prepaid expenses	384	(2,027)
Other current assets	(1,314)	(2,240)
Operating lease right-of-use assets	1,705	1,638
Other assets	(900)	1,013
Accounts payable	349	(3,651)
Accrued expenses and other current liabilities	(16,734)	(14,489)
Deferred revenue	(700)	39,770
Operating lease liabilities	(2,525)	(2,219)
Other liabilities	(16)	(2,955)
Net cash provided by (used in) operating activities	(76,186)	33,629
Cash flows from investing activities
Purchases of marketable debt securities	(9,839)	(19,157)
Maturities of marketable debt securities	81,662	64,924
Purchases of property and equipment	(1,235)	(1,024)
Net cash provided by investing activities	70,588	44,743
Cash flows from financing activities
Proceeds from exercise of stock options	146	150
Taxes paid related to net settlement of stock-based awards	(828)	(510)
Proceeds from issuance of common stock under employee stock purchase plan	648	307
Expenses related to at-the-market offering program	(230)	(147)
Repayments under royalty monetization liabilities, net of interest	(13,375)	(5,594)
Net cash used in financing activities	(13,639)	(5,794)
Net increase (decrease) in cash and cash equivalents and restricted cash	(19,237)	72,578
Cash and cash equivalents and restricted cash
Beginning of period	36,496	59,556
End of period	$17,259	$132,134
Supplemental disclosures of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$553	$178
Deferred equity offering costs in accounts payable and accrued expenses and other current liabilities	$148	$143

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

The Company's lead product candidates include (i) ABBV-RGX-314 for the treatment of wet age-related macular degeneration (wet AMD) and diabetic retinopathy (DR), (ii) RGX-202 for the treatment of Duchenne muscular dystrophy, (iii) RGX-121 for the treatment of Mucopolysaccharidosis Type II (MPS II) and (iv) RGX-111 for the treatment of Mucopolysaccharidosis Type I (MPS I). ABBV-RGX-314 is being developed and commercialized in collaboration with AbbVie Global Enterprises Ltd. (AbbVie), a subsidiary of AbbVie Inc. RGX-121 and RGX-111 are being developed and commercialized in collaboration with Nippon Shinyaku Co., Ltd. (Nippon Shinyaku).

In addition to its internal product development efforts, the Company has also selectively licensed the NAV Technology Platform and other intellectual property rights to other leading biotechnology and pharmaceutical companies (NAV Technology Licensees). As of March 31, 2026, the NAV Technology Platform was being applied by NAV Technology Licensees in two commercial products, Zolgensma® and Itvisma®, and in the preclinical and clinical development of various other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development and commercialization of certain product candidates.

Liquidity

The Company has incurred cumulative losses since inception and as of March 31, 2026, had generated an accumulated deficit of $1.22 billion. The Company's ability to transition to recurring profitability is dependent upon achieving a level of revenues adequate to support its cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability, and unless and until it does, will continue to need to raise additional capital through equity offerings, licensing and collaboration arrangements, or other non-dilutive financings. There is no assurance that the Company will be able to raise sufficient capital or obtain financing on favorable terms, or at all.

As of March 31, 2026, the Company had cash, cash equivalents and marketable securities of $150.5 million, which management believes is sufficient to fund operations into early 2027. This estimate is based on the Company's current operating plan and excludes the potential effects of any future financings or material milestone payments that may be received under the Company's licensing and collaboration arrangements. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. These conditions raise substantial doubt about the Company's ability to continue as a going concern within 12 months from the date these consolidated financial statements were issued. The Company’s ability to continue as a going concern will depend heavily on the successful development, approval and commercialization of its product candidates and its ability to raise additional capital to fund its operations. If the Company is unable to raise capital sufficient to meet its working capital needs in the future, it may be forced to delay expenditures, reduce the scope of its development activities or make other changes to its operating plans.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 5, 2026. Certain information and footnote disclosures required by GAAP, which are normally included in the Company’s annual consolidated financial statements, have been omitted pursuant to SEC rules and regulations for interim reporting. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for a fair statement of the results of operations for the periods presented.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year, any other interim periods, or any future year or period. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

	As of March 31,
	2026	2025
Cash and cash equivalents	$15,229	$130,104
Restricted cash	2,030	2,030
Total cash and cash equivalents and restricted cash	$17,259	$132,134

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

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. The Company did not record an allowance for credit losses on its accounts receivable as of March 31, 2026 and December 31, 2025.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting standards during the three months ended March 31, 2026 and 2025 which had a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. In January 2025, the FASB issued ASU 2025-01, which clarifies the effective date of ASU 2024-03 with respect to interim periods. The standard is effective for the Company for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028, with early adoption permitted. The standard may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements and related disclosures.

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2026
U.S. government and agency securities	$51,255	$3	$(10)	$51,248
Corporate bonds	84,017	36	(39)	84,014
	$135,272	$39	$(49)	$135,262

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2025
U.S. government and agency securities	$83,085	$59	$—	$83,144
Corporate bonds	123,131	131	(17)	123,245
	$206,216	$190	$(17)	$206,389

As of March 31, 2026, no available-for-sale debt securities had remaining maturities greater than one year. As of December 31, 2025, no available-for-sale debt securities had remaining maturities greater than two years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of March 31, 2026 and December 31, 2025, the balance in accumulated other comprehensive loss consisted solely of unrealized gains and losses on available-for-sale debt securities, net of reclassification adjustments for realized gains and losses and income tax effects. The Company uses the aggregate portfolio approach to release the tax effects of unrealized gains and losses on available-for-sale debt securities in accumulated other comprehensive loss. Realized gains and losses from the sale or maturity of marketable securities are based on the specific identification method and are included in results of operations as investment income. The Company did not recognize any realized gains or losses on available-for-sale securities during the three months ended March 31, 2026 and 2025, and no income tax effects or reclassification adjustments were recorded in accumulated other comprehensive loss during the periods.

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026
U.S. government and agency securities	$29,001	$(10)	$—	$—	$29,001	$(10)
Corporate bonds	30,870	(39)	—	—	30,870	(39)
	$59,871	$(49)	$—	$—	$59,871	$(49)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
U.S. government and agency securities	$4,676	$—	$—	$—	$4,676	$—
Corporate bonds	32,289	(17)	—	—	32,289	(17)
	$36,965	$(17)	$—	$—	$36,965	$(17)

As of March 31, 2026, available-for-sale debt securities held by the Company in an unrealized loss position consisted of 18 investment grade security positions. The Company has the intent and ability to hold such securities until recovery and, based on the credit quality of the issuers and low severity of each unrealized loss position relative to its amortized cost basis, the Company did not identify any credit losses associated with its available-for-sale debt securities. The Company did not record an allowance for credit losses on its available-for-sale debt securities as of March 31, 2026 or December 31, 2025, and no impairment or credit losses on available-for-sale debt securities were recorded during the three months ended March 31, 2026 and 2025.

4. Fair Value Measurements

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the fair value hierarchy discussed in Note 2 (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2026
Cash equivalents:
Money market mutual funds	$—	$6,801	$—	$6,801
Total cash equivalents	—	6,801	—	6,801
Marketable securities:
U.S. government and agency securities	—	51,248	—	51,248
Corporate bonds	—	84,014	—	84,014
Total marketable securities	—	135,262	—	135,262
Total cash equivalents and marketable securities	$—	$142,063	$—	$142,063

	Level 1	Level 2	Level 3	Total
December 31, 2025
Cash equivalents:
Money market mutual funds	$—	$21,418	$—	$21,418
U.S. government and agency securities	—	2,496	—	2,496
Total cash equivalents	—	23,914	—	23,914
Marketable securities:
U.S. government and agency securities	—	83,144	—	83,144
Corporate bonds	—	123,245	—	123,245
Total marketable securities	—	206,389	—	206,389
Total cash equivalents and marketable securities	$—	$230,303	$—	$230,303

Management estimates that the carrying values of its current accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Certain non-current accounts receivable are recorded at their present values using a discount rate that is based on prevailing market rates on the date the amounts were initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be materially different from those that would be used as of March 31, 2026 to determine the present value of these instruments. Accordingly, management estimates that the carrying values of its non-current accounts receivable approximate the fair value of those instruments. Management estimates that the carrying values of its royalty monetization liabilities approximate fair value. As discussed in Note 7, the carrying values of royalty monetization liabilities are based on the Company’s estimate of future royalties, milestones and other consideration to be paid over the life of the arrangement, which are considered Level 3 inputs, as well as any remaining repayment obligations upon maturity of the instruments.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Laboratory and manufacturing equipment	$79,480	$78,825
Computer equipment and software	4,658	4,573
Furniture and fixtures	7,039	7,039
Leasehold improvements	101,702	101,610
Total property and equipment	192,879	192,047
Accumulated depreciation and amortization	(91,005)	(87,192)
Property and equipment, net	$101,874	$104,855

6. Leases

New York Lease and Sublease

In May 2016, the Company entered into an operating lease for office space in New York, New York (the New York Lease), which has since been amended to include additional office space and extend the term of the lease. The lease term commenced in July 2016 and expires in April 2027.

In March 2024, the Company entered into an agreement to sublease its office space under the New York Lease (the New York Sublease) to a third-party subtenant. The sublease term commenced in April 2024 and expires in April 2027 concurrent with the expiration of the New York Lease. Monthly payments under the New York Sublease commenced in July 2024 and escalate annually in accordance with the sublease agreement. As of March 31, 2026, total undiscounted future minimum lease payments to be received by the Company over the term of the New York Sublease were $0.6 million. The Company recognized sublease income under the New York Sublease of $0.1 million and $0.1 million during the three months ended March 31, 2026 and 2025, respectively.

7. Royalty Monetization Liabilities

Royalty monetization liabilities are accounted for as debt and consist of the following (in thousands):

	March 31, 2026	December 31, 2025
2020 Royalty Purchase Agreement	$13,910	$29,672
2025 Royalty Bond	163,420	157,345
Total	$177,330	$187,017

Current portion of royalty monetization liabilities	$14,225	$39,609
Non-current portion of royalty monetization liabilities	163,105	147,408
Total	$177,330	$187,017

2020 Royalty Purchase Agreement

In December 2020, the Company entered into a royalty purchase agreement (the 2020 Royalty Purchase Agreement) with entities managed by Healthcare Royalty Management, LLC (collectively and with other affiliated entities, HCR). Under the 2020 Royalty Purchase Agreement, HCR purchased the Company’s rights to a capped amount of Zolgensma and Itvisma royalty payments under the Company’s license agreement with Novartis Gene Therapies, Inc. (the Novartis License), including $4.0 million of royalty payments received by the Company in the fourth quarter of 2020. In consideration for these rights, HCR paid the Company $200.0 million (the Purchase Price), less $4.0 million representing the payment of the royalties received in the fourth quarter of 2020 to HCR. Beginning upon the effective date of the 2020 Royalty Purchase Agreement, Zolgensma and Itvisma royalty payments, up to a specified threshold, shall be paid to HCR, net of upstream royalties payable by the Company to certain licensors in accordance with existing license agreements.

Pursuant to the 2020 Royalty Purchase Agreement, the total amount of Zolgensma and Itvisma royalty payments to be paid to HCR was subject to an increasing cap (the Cap Amount) equal to (i) $260.0 million applicable for the period from the effective date of the 2020 Royalty Purchase Agreement through November 7, 2024 (the First Cap Amount), and (ii) $300.0 million applicable for the period from November 8, 2024 through the effective date of termination of the Novartis License (the Second Cap Amount). If, on or prior to the defined dates for each Cap Amount, the total amount of royalties paid to HCR equals or exceeds the Cap Amount applicable to such date, the 2020 Royalty Purchase Agreement would automatically terminate. The First Cap Amount was not achieved prior to November 7, 2024, therefore the 2020 Royalty Purchase Agreement will remain in effect until the achievement of the Second Cap Amount or the termination of the Novartis License, if earlier. The Company has no obligation to repay any amounts to HCR under the 2020 Royalty Purchase Agreement if future Zolgensma and Itvisma royalty payments are not sufficient to achieve the Second Cap Amount prior to the termination of the Novartis License.

The Company has a call option to repurchase its rights to the royalties under the 2020 Royalty Purchase Agreement for a repurchase price equal to, as of the option exercise date, $300.0 million minus the total amount of royalty payments paid to HCR.

The proceeds received from HCR under the 2020 Royalty Purchase Agreement of $196.0 million were recorded as a liability, net of transaction costs of $3.5 million, which is amortized over the estimated life of the arrangement using the effective interest method. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be paid to HCR, subject to the applicable Cap Amount, over the life of the arrangement. The total amount of royalty payments paid to HCR, less the net proceeds received by the Company of $192.5 million, is recorded as interest expense over the life of the arrangement using the effective interest method. Due to its continuing involvement in the Novartis License, the Company continues to recognize royalty revenue on net sales of Zolgensma and Itvisma and records the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the arrangement.

The Company estimates the effective interest rate used to record interest expense under the 2020 Royalty Purchase Agreement based on its estimate of total Zolgensma and Itvisma royalties to be paid HCR under the arrangement. At each reporting date, the Company reassesses its estimate of total future royalty payments to be paid to HCR at the applicable Cap Amount and prospectively adjusts the effective interest rate and amortization of the liability as necessary. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of royalty payments actually paid to HCR, which may differ from the Company’s forecasts. The estimated effective interest rate as of March 31, 2026 and December 31, 2025 was 59.9% and 85.2%, respectively, which was based on the amortized balance of the liability and the estimated remaining royalties to be paid to HCR under the arrangement. The estimated interest rate is subject to adjustments in the future based on actual royalties paid to HCR and changes in the royalty forecast. As of March 31, 2026, the estimated effective interest rate over the life of the 2020 Royalty Purchase Agreement, taking into account actual royalties paid to date and the estimated remaining royalties to be paid under the arrangement, was 16.2%.

The following table presents the changes in the royalty monetization liability under the 2020 Royalty Purchase Agreement with HCR (in thousands):

2020 Royalty
Purchase Agreement
Balance at December 31, 2025	$29,672
Novartis royalties paid to HCR	(18,331)
Interest expense recognized	2,569
Balance at March 31, 2026	13,910
Current portion	(13,910)
Non-current portion	$—

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

Prior to the maturity date, interest and principal under the 2025 Royalty Bond shall be paid quarterly to HCR solely using proceeds received from certain specified royalties, milestone payments, license fees and other consideration payable to the Company under specified license agreements (collectively, the Royalty Interest), including (i) the Novartis License for Zolgensma and Itvisma, (ii) the collaboration and license agreement with Nippon Shinyaku for RGX-121 and RGX-111, and (iii) NAV Technology Platform license agreements with Rocket Pharmaceuticals, Inc. and Ultragenyx Pharmaceutical Inc. Zolgensma and Itvisma royalties earned under the Novartis License shall only be included in the Royalty Interest after full repayment of the Second Cap Amount under the 2020 Royalty Purchase Agreement with HCR. The Royalty Interest excludes, and the Company retains the rights to, certain other consideration payable under the license agreements including certain milestone payments, license fees and reimbursement of costs as applicable. The Royalty Interest is payable to HCR net of upstream royalty and sublicense fee obligations payable by the Company to applicable licensors. The 2025 Royalty Bond is collateralized by a security interest and lien on the Royalty Interest.

The 2025 Royalty Bond bears interest at a rate of 9.75% plus the 3-month secured overnight financing rate as administered by the Federal Reserve Bank of New York (SOFR), with a minimum interest rate of 14.0%. Interest payments are due quarterly using proceeds received under the Royalty Interest. At each payment date, any proceeds received under the Royalty Interest in excess of the interest payment due will be applied to the outstanding principal. If the proceeds received under the Royalty Interest are insufficient to pay the interest due, unpaid interest will accrue to the principal balance.

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

The effective interest rate of the 2025 Royalty Bond is partially estimated based on the Company's estimate of future payments under the Royalty Interest to be paid HCR. At each reporting date, the Company reassesses its estimate of total future payments to HCR under the arrangement and prospectively adjusts the effective interest rate and amortization of the debt and associated discount as necessary. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the actual Royalty Interest payments to HCR and fluctuations in the variable interest rate, which may differ from the Company’s forecasts. The estimated effective interest rate in effect as of March 31, 2026 was 14.9%, which was based on the amortized balance of the liability, the current coupon rate and the estimated remaining payments to HCR under the arrangement.

The following table presents the changes in the royalty monetization liability under the 2025 Royalty Bond with HCR (in thousands):

2025 Royalty Bond
Balance at December 31, 2025	$157,345
Unpaid interest accrued to principal	5,721
Amortization of debt discount and issuance costs	354
Balance at March 31, 2026	163,420
Current portion	(315)
Non-current portion	$163,105

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

Expenses incurred by the Company related to the GSK License were recorded as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of license and royalty revenues:
Royalties on net sales of Zolgensma and Itvisma	$1,049	$2,582
Settlement payment	10,000	—
Other	4	238
Total cost of license and royalty revenues	11,053	2,820
General and administrative	31	54
	$11,084	$2,874

As of March 31, 2026 and December 31, 2025, the Company had recorded $1.2 million and $5.7 million, respectively, payable under the GSK License.

GSK Settlement Agreement

The Company was notified of a dispute with GSK over the amount of sublicense fees paid by the Company to GSK under the GSK License. GSK claimed there had been a significant underpayment by the Company with respect to sublicense fees. In February 2025, the Company and GSK engaged in non-binding mediation regarding the dispute. In March 2026, the Company and GSK entered into a settlement and release agreement (the GSK Settlement Agreement) to resolve the matter. The GSK Settlement Agreement provides for the mutual release of all past claims and certain future claims by the parties under the GSK License. Pursuant to the GSK Settlement Agreement, the Company paid $10.0 million to GSK in March 2026, which was recorded as cost of license and royalty revenues in the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026. Additionally, the Company will continue to pay sublicense fees to GSK on license fees earned under existing sublicense agreements, utilizing the Company's historical allocation methodologies for such sublicense payments.

Litigation

In February 2026, a putative securities class action complaint was filed by Andre Kuik against the Company and certain of its current officers and directors in the United States District Court for the District of Maryland. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, on behalf of a putative class of persons who purchased or otherwise acquired the Company's securities during the period from February 9, 2022 through January 27, 2026. The complaint alleges that the Company misled investors concerning the viability and safety of RGX-111, and that the Company's stock price declined following the announcement of the clinical hold imposed by the U.S. Food and Drug Administration (FDA) on the Company’s RGX-111 program on January 28, 2026. The plaintiff seeks unspecified compensatory damages, attorneys' fees, expert fees and other costs, and other relief as the court may deem just and proper. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against them. The Company does not believe that a loss is probable, and no reasonable range of loss is estimable, related to this matter. No liabilities related to this matter were recorded as of March 31, 2026.

In March 2026, a purported stockholder derivative complaint, as revised, was filed by plaintiff Roberto Medina against the Company as nominal defendant and certain of its current officers and directors in the United States District Court for the District of Maryland. The complaint alleges breach of fiduciary duty and claims of unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and alleged violations of Sections 10(b), 14(a) and 21D of the Securities Exchange Act of 1934 during the period from February 9, 2022 through January 27, 2026. The complaint alleges that the Company misled investors concerning the viability and safety of RGX-111 and that the Company's stock price declined following the announcement of the clinical hold imposed by the FDA on the Company’s RGX-111 programs on January 28, 2026. The complaint seeks, among other relief, damages in favor of the Company, disgorgement of alleged profits, restitution, attorneys' fees, expert fees, corporate governance reforms, and other relief as the court may deem just and proper. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against them. The Company does not believe that a loss is probable, and no reasonable range of loss is estimable, related to this matter. No liabilities related to this matter were recorded as of March 31, 2026.

9. Capitalization

May 2025 Warrants

In May 2025, in connection with issuance of the 2025 Royalty Bond, the Company issued to HCR the May 2025 Warrants to purchase 268,096 shares of its common stock at an exercise price per share of $14.92. The May 2025 Warrants are exercisable upon issuance and have a contractual term of 10 years. The Company evaluated the May 2025 Warrants and concluded the warrants are indexed to the Company's common stock, meet the criteria to be classified as equity and are not subject to remeasurement. The Company allocated $1.6 million of the net proceeds from the 2025 Royalty Bond to the issuance of the May 2025 Warrants, which were recorded as additional paid-in capital. Please refer to Note 7 for further information on the May 2025 Warrants issued in connection with the 2025 Royalty Bond. As of March 31, 2026, none of the May 2025 Warrants had been exercised and 268,096 of the May 2025 Warrants remained outstanding.

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

The Company evaluated the March 2024 Pre-funded Warrants and concluded the warrants are indexed to the Company's common stock, meet the criteria to be classified as equity and are not subject to remeasurement. The proceeds received from the issuance of the pre-funded warrants were recorded as additional paid-in capital. The Company has issued 652,137 shares of common stock upon the exercise of March 2024 Pre-funded Warrants and as of March 31, 2026, 869,603 of the March 2024 Pre-funded Warrants remained outstanding. No pre-funded warrants were exercised during the three months ended March 31, 2026 and 2025.

At-the-Market Offering Program

In December 2024, the Company entered into a Sales Agreement with Leerink Partners LLC (Leerink) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million from time to time through Leerink, acting as the Company's sales agent (the Leerink ATM Program). As of March 31, 2026, no shares of common stock had been sold under the Leerink ATM Program.

10. License and Collaboration Agreements

License and Collaboration Revenues

As of March 31, 2026, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in two commercial products, Zolgensma and Itvisma, and in the development of various other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development and commercialization of certain product candidates. Consideration payable to the Company under its license and collaboration agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products, (v) fees for services related to the development and manufacturing of licensed products and (vi) other consideration payable upon optional goods and services purchased by licensees and collaborators. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

Revenues earned under license and collaboration agreements consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
License and royalty revenue:
Zolgensma and Itvisma royalties	$5,052	$16,993
Nippon Shinyaku licenses	—	69,979
Other	38	77
Total license and royalty revenue	5,090	87,049
Service revenue:
Nippon Shinyaku services	1,011	1,774
Other	292	189
Total service revenue	1,303	1,963
Total revenues	$6,393	$89,012

Outstanding development milestone payments are evaluated each reporting period and are only included in the transaction price of each license to the extent the milestones are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of March 31, 2026, the Company’s license and collaboration agreements contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $2.16 billion, including (i) $544.0 million upon the commencement of various stages of clinical trials, (ii) $86.5 million upon the submission of regulatory approval filings or upon regulatory approval of licensed products, and (iii) $1.53 billion upon the achievement of specified sales targets for licensed products, including milestones payable upon the first commercial sale of licensed products. To the extent the Company realizes the milestone payments, the Company may be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of these milestones is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

Accounts Receivable, Contract Assets and Deferred Revenue

The following table presents the balances of the Company’s accounts receivable, contract assets and deferred revenue, as well as other information regarding revenue recognized, during the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Accounts receivable, current and non-current:
Beginning of period	$28,691	$20,947
End of period	$10,458	$19,400

Contract assets:
Beginning of period	$104	$239
End of period	$65	$44

Deferred revenue, current and non-current:
Beginning of period	$29,395	$115
End of period	$28,695	$39,885

Revenue recognized during the period from:
Amounts included in deferred revenue at beginning of period	$700	$112
Performance obligations satisfied in previous periods	$5,015	$16,995

Revenue recognized from performance obligations satisfied in previous periods, as presented in the table above, was primarily attributable to Zolgensma and Itvisma royalties.

As of March 31, 2026, the Company had recorded deferred revenue of $28.7 million which represents consideration received or unconditionally due from licensees and collaboration partners for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations as of March 31, 2026 consisted of (i) development services to be performed related to licensed products, which will be satisfied as the services are performed, and (ii) material rights granted to purchase commercial supply of licensed products, which will be satisfied upon delivery of the commercial supply. As of March 31, 2026, the aggregate transaction price of the Company’s license and collaboration agreements allocated to performance obligations not yet satisfied or partially satisfied was $31.9 million, primarily associated with development services under the Company's collaboration and license agreement with Nippon Shinyaku, the substantial majority of which is expected to be satisfied over a period of approximately five years.

Accounts receivable consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Current accounts receivable:
Billed to customers	$2,799	$557
Unbilled Novartis royalties	5,052	23,806
Unbilled Nippon Shinyaku services	2,165	1,997
Other unbilled	22	19
Current accounts receivable	10,038	26,379
Non-current accounts receivable:
Unbilled Nippon Shinyaku services	—	1,858
Other unbilled	420	454
Non-current accounts receivable	420	2,312
Total accounts receivable	$10,458	$28,691

Zolgensma and Itvisma License with Novartis Gene Therapies

In March 2014, the Company entered into an exclusive license agreement (as amended, the Novartis License) with Novartis Gene Therapies, Inc. (Novartis Gene Therapies), a wholly owned subsidiary of Novartis AG (Novartis). Under the Novartis License, the Company granted Novartis Gene Therapies an exclusive, worldwide commercial license, with rights to sublicense, to the NAV Technology Platform, as well as other certain rights, for the treatment of spinal muscular atrophy (SMA) in humans by in vivo gene therapy. In 2019, Novartis Gene Therapies launched commercial sales of Zolgensma for the treatment of SMA in patients under the age of two years old. In the fourth quarter of 2025, Novartis Gene Therapies launched commercial sales of Itvisma for the treatment of SMA in patients two years and older. Zolgensma and Itvisma are licensed products under the Novartis License, pursuant to which the Company receives royalties on certain net sales of the licensed products.

In mid-January 2026, licensed patents for Zolgensma under the Novartis License expired in the United States. The Company is entitled to continued royalties on net sales of Zolgensma in approximately 20 countries where licensed patents remain active. Licensed product made prior to patent expiration but sold after expiration may also be subject to royalties. Patents covering the use of Itvisma have issued in the United States and certain other countries and are licensed to Novartis Gene Therapies under the Novartis License. The Company is entitled to ongoing royalties on certain net sales of Itvisma in these territories.

The Company recognized the following amounts under the Novartis License (in thousands):

	Three Months Ended March 31,
	2026	2025
Zolgensma royalties	$4,749	$16,993
Itvisma royalties	303	—
Total license and royalty revenue	$5,052	$16,993

Interest income from licensing	$10	$10

As of March 31, 2026 and December 31, 2025, the Company had recorded total accounts receivable of $5.4 million and $24.1 million, respectively, from Novartis Gene Therapies under the Novartis License, which consisted primarily of Zolgensma and Itvisma royalties receivable. Zolgensma and Itvisma royalties receivable as of March 31, 2026 included $4.0 million expected to be paid to HCR in accordance with the 2020 Royalty Purchase Agreement discussed in Note 7. The Company recognizes royalty revenue from net sales of Zolgensma and Itvisma in the period in which the underlying products are sold by Novartis Gene Therapies, which in certain cases may require the Company to estimate royalty revenue for periods of net sales which have not yet been reported to the Company. Estimated royalties are reconciled to actual amounts reported in subsequent periods, and any differences are recognized as an adjustment to royalty revenue in the period the royalties are reported.

Collaboration Agreements

AbbVie Collaboration and License Agreement

In September 2021, the Company entered into a collaboration and license agreement with AbbVie to jointly develop and commercialize ABBV-RGX-314, the Company’s product candidate for the treatment of wet AMD, DR and other chronic retinal diseases (as amended, the AbbVie Collaboration Agreement). The AbbVie Collaboration Agreement became effective in November 2021.

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

The Company applied the requirements of ASC 606, Revenue from Contracts with Customers (ASC 606) to the AbbVie Collaboration Agreement for the units of account in which AbbVie was deemed to be a customer. The Company determined that there is only one material performance obligation under the agreement for the delivery of the intellectual property license to develop and commercialize ABBV-RGX-314 globally. The intellectual property licensed to AbbVie includes the rights to certain patents, data, know-how and other rights developed and owned by the Company, as well as other intellectual property rights exclusively licensed by the Company from various third parties. As of March 31, 2026 and December 31, 2025, the transaction price of the AbbVie Collaboration Agreement was $370.0 million, which consisted solely of the up-front payment received from AbbVie in November 2021. The $370.0 million transaction price was fully recognized as revenue upon the delivery of the license to AbbVie in November 2021. Variable consideration under the AbbVie Collaboration Agreement, which has been excluded from the transaction price, includes $562.5 million in payments for development milestones that have not yet been achieved and were not considered probable of achievement. Additionally, the transaction price excludes sales-based milestone payments of $820.0 million and royalties on net sales of ABBV-RGX-314 outside the United States. Development milestones will be added to the transaction price and recognized as revenue upon achievement, or if deemed probable of achievement. In accordance with the sale- or usage-based royalty exception under ASC 606, royalties on net sales and sales-based milestones will be recognized as revenue in the period the underlying sales occur or milestones are achieved. There were no changes in the transaction price of the AbbVie Collaboration Agreement, and no revenue was recognized, during the three months ended March 31, 2026 and 2025.

The Company applied the requirements of ASC 808, Collaborative Arrangements (ASC 808) to the AbbVie Collaboration Agreement for the units of account which were deemed to be a collaborative arrangement. Both the Company and AbbVie will perform various activities related to the development, manufacturing and commercialization of ABBV-RGX-314 in the United States. Development costs are shared between the parties in accordance with the terms of the AbbVie Collaboration Agreement, and the parties will share equally in the net profits and losses derived from sales of ABBV-RGX-314 in the United States. The Company accounts for payments to and from AbbVie for the sharing of development and commercialization costs in accordance with its accounting policy for collaborative arrangements. Amounts owed to AbbVie for the Company’s share of development costs or commercialization costs incurred by AbbVie are recorded as research and development expense or general and administrative expense, respectively, in the period the costs are incurred. Amounts owed to the Company for AbbVie’s share of development costs or commercialization costs incurred by the Company are recorded as a reduction of research and development expense or general and administrative expense, respectively, in the period the costs are incurred. At the end of each reporting period, the Company records a net amount due to or from AbbVie as a result of the cost-sharing arrangement. As of March 31, 2026 and December 31, 2025, the Company had recorded $12.4 million and $10.9 million, respectively, due from AbbVie for net reimbursement of costs incurred for activities performed under AbbVie Collaboration Agreement, which was included in other current assets on the consolidated balance sheets.

The Company recognized the following amounts under the AbbVie Collaboration Agreement (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cost reimbursement to (from) AbbVie included in:
Research and development expense	$(12,635)	$(14,681)
General and administrative expense	520	597
Total net cost reimbursement to (from) AbbVie	$(12,115)	$(14,084)

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

The Company concluded that each of the distinct units of account identified under the Nippon Shinyaku Collaboration Agreement should be accounted for as revenue under ASC 606, as Nippon Shinyaku is deemed to be a customer for each of the various transactions. The Company identified the following material performance obligations under the agreement: (i) delivery of intellectual property licenses to develop and commercialize RGX-121 and RGX-111 in the United States and Asia territories, (ii) development services for RGX-121 and RGX-111 in the United States, including manufacturing of clinical supply and commercial supply prior to regulatory approval, and (iii) material rights granted to Nippon Shinyaku to purchase commercial supply for sales in licensed territories.

As of March 31, 2026, the transaction price of the Nippon Shinyaku Collaboration Agreement included fixed consideration of $110.0 million for the up-front payment and variable consideration of $6.7 million for estimated reimbursable costs of manufacturing and other services which are deemed not to be constrained. Variable consideration which has been excluded from the transaction price includes $40.0 million in payments for development milestones that have not yet been achieved and were not considered probable of achievement, and reimbursable costs of manufacturing and other services which are contingent on events occurring that are outside the Company’s control and are deemed to be constrained. The transaction price also excludes sales-based milestone payments of $660.0 million and royalties on net sales of RGX-121 and RGX-111 in the United States and Asia territories. Development milestones will be added to the transaction price upon achievement, or if deemed probable of achievement, and other variable consideration for manufacturing and other services may be added to the transaction price in the future as uncertainties regarding payment of the consideration are resolved. In accordance with the sale- or usage-based royalty exception under ASC 606, royalties on net sales and sales-based milestones will be recognized as revenue in the period the underlying sales occur or milestones are achieved. There were no changes in the fixed transaction price of the Nippon Shinyaku Collaboration Agreement during the three months ended March 31, 2026 and 2025.

The fixed transaction price of the Nippon Shinyaku Collaboration Agreement of $110.0 million was allocated to the various performance obligations based on their relative standalone selling prices, which requires significant judgment. The $6.7 million of variable consideration included in the transaction price is allocated directly to performance obligations for the manufacturing of commercial supply prior to regulatory approval and other service obligations since the consideration is directly associated with the performance of such services and reimbursement of applicable costs. Consideration contingent upon the future exercise of options to purchase commercial supply is excluded from the transaction price until exercised.

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

The Company recognized the following amounts under the Nippon Shinyaku Collaboration Agreement (in thousands):

	Three Months Ended March 31,
	2026	2025
License and royalty revenue	$—	$69,979
Service revenue	1,011	1,774
Total revenues	$1,011	$71,753

As of March 31, 2026 and December 31, 2025, the Company had recorded total accounts receivable of $4.2 million and $4.1 million, respectively, for reimbursement of manufacturing-related development costs and other services under the Nippon Shinyaku Collaboration Agreement.

As of March 31, 2026, the Company had recorded total deferred revenue of $28.7 million for development services and material rights which have not yet been satisfied under the Nippon Shinyaku Collaboration Agreement, of which $5.9 million was included in current liabilities and $22.8 million was included in non-current liabilities. As of December 31, 2025, the Company had recorded total deferred revenue of $29.4 million for development services and material rights which have not yet been satisfied under the Nippon Shinyaku Collaboration Agreement, of which $10.5 million was included in current liabilities and $18.9 million was included in non-current liabilities.

11. Stock-based Compensation

The total number of shares of common stock authorized for issuance under the 2025 Equity Incentive Plan (the 2025 Plan) upon its adoption in May 2025 was 5,500,000. The number of shares authorized for issuance under the 2025 Plan shall automatically increase for any shares of common stock underlying awards outstanding under the 2015 Equity Incentive Plan (the 2015 Plan), as of the adoption date of the 2025 Plan, which are not issued due to forfeiture, expiration, termination or cancellation of the award including, subject to shareholder approval at the 2026 Annual Meeting of Stockholders, an exchange of the award (to the extent that surrendered options exceed newly issued options in such exchange). Shares of common stock that are withheld, tendered, or otherwise not issued in connection with the settlement of awards outstanding under the 2015 Plan do not increase the number of shares authorized for issuance under the 2025 Plan. As of March 31, 2026, the total number of shares of common stock reserved for issuance under the 2025 Plan and 2015 Plan was 19,195,914, of which 4,121,339 remained available for future grants under the 2025 Plan.

The Company's equity incentive plans provide for the issuance of stock options, stock appreciation rights, restricted and unrestricted stock and unit awards, and performance cash awards to employees, members of the Board of Directors and consultants of the Company. As of March 31, 2026, the Company has issued only stock options, restricted stock units (RSUs) and performance stock units (PSUs) under its equity plans. Stock options generally expire 10 years following the date of grant and typically vest over a four-year service period, but vesting provisions can vary by award based on the discretion of the Board of Directors. Stock options have an exercise price at least equal to the estimated fair value of the Company’s common stock on the date of grant. RSUs typically vest over a four-year service period, but vesting provisions can vary by award based on the discretion of the Board of Directors. In January 2026, the Company granted PSUs to certain executive employees. PSUs have similar terms and conditions as RSUs, except that vesting is contingent upon the achievement of specified performance conditions in addition to service conditions over a period of one year. Upon vesting, RSUs and PSUs are settled in common stock of the Company. Awards granted under the 2025 Plan generally have a minimum vesting requirement of one year from the grant date.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options	$3,680	$4,707
RSUs	4,309	3,668
PSUs	405	—
Employee stock purchase plan	223	162
	$8,617	$8,537

As of March 31, 2026, the Company had $59.8 million of unrecognized stock-based compensation expense related to stock options, RSUs, PSUs and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.5 years.

The Company recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$3,760	$3,947
General and administrative	4,857	4,590
	$8,617	$8,537

Stock Options

The following table summarizes stock option activity under the Company's equity incentive plans (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2025	11,566	$25.26	6.0	$17,523
Granted	487	$14.18
Exercised	(242)	$13.01
Cancelled or forfeited	(232)	$25.98
Outstanding at March 31, 2026	11,579	$25.03	6.1	$1,033
Exercisable at March 31, 2026	8,391	$29.84	5.2	$301
Vested and expected to vest at March 31, 2026	11,579	$25.03	6.1	$1,033

(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2026 was $9.11. During the three months ended March 31, 2026, the total number of stock options exercised was 241,597, resulting in total proceeds of $0.1 million. The number of stock options exercised during the period includes shares withheld to cover option cost and taxes. The total intrinsic value of options exercised during the three months ended March 31, 2026 was $0.1 million.

Restricted Stock Units

The following table summarizes RSU activity under the Company's equity incentive plans (in thousands, except per share data):

		Weighted-average
		Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2025	2,850	$13.08
Granted	1,078	$14.06
Vested	(674)	$16.74
Forfeited	(65)	$12.07
Unvested RSUs at March 31, 2026	3,189	$12.66

The total intrinsic value of RSUs vested during the three months ended March 31, 2026 was $9.5 million.

Performance Stock Units

In January 2026, the Company granted PSUs to certain executive employees. Vesting of the PSUs is contingent upon the achievement of specified performance conditions pre-determined by the Board of Directors, as well as service conditions over a requisite service period. The performance conditions are based on certain specified business objectives and are non-market based. As determined by the Board of Directors, each performance condition that is achieved during the applicable performance period will result in the vesting of a specified number of PSUs one year from the grant date, subject to the grantee's continued service through the vesting date.

Stock-based compensation expense for PSUs is measured based on the grant date fair value of the award, which is determined based on the fair value of the Company's stock on the grant date, and is recognized over the requisite service period beginning in the period it is probable that the performance conditions will be achieved. As of March 31, 2026, certain specified performance conditions were deemed probable of achievement. No PSUs vested during the three months ended March 31, 2026.

The following table summarizes PSU activity under the Company's equity incentive plans (in thousands, except per share data):

		Weighted-average
		Grant Date
	Shares	Fair Value
Unvested PSUs at December 31, 2025	—	$—
Granted	306	$14.18
Vested	—	$—
Forfeited	—	$—
Unvested PSUs at March 31, 2026	306	$14.18

Employee Stock Purchase Plan

As of March 31, 2026, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 1,426,994, of which 662,624 remained available for future issuance. During the three months ended March 31, 2026, 92,682 shares of common stock were issued under the 2015 ESPP.

12. Income Taxes

The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets as of March 31, 2026 and December 31, 2025. Based on the Company’s history of operating losses, and other relevant facts and circumstances, the Company concluded that it was more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its deferred tax assets as of March 31, 2026 and December 31, 2025.

13. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Basic net income (loss) per share:
Net income (loss)	$(90,051)	$6,083
Shares used in computation:
Weighted-average common shares outstanding	52,428	51,362
Basic net income (loss) per share	$(1.72)	$0.12

Diluted net income (loss) per share:
Net income (loss)	$(90,051)	$6,083
Shares used in computation:
Weighted-average common shares outstanding	52,428	51,362
Stock options	—	26
RSUs	—	25
PSUs	—	—
Employee stock purchase plan	—	21
Weighted-average diluted common shares	52,428	51,434
Diluted net income (loss) per share	$(1.72)	$0.12

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

	Three Months Ended March 31,
	2026	2025
Stock options outstanding	11,579	11,809
Unvested RSUs	3,189	2,286
Unvested PSUs	306	—
Employee stock purchase plan	107	—
May 2025 Warrants outstanding	268	—
	15,449	14,095

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

The CODM reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions and allocating resources. The CODM uses net income (loss) to assess performance versus operating budgets and in the preparation of near-term and long-range operating plans to inform decisions on resource and capital allocation. The CODM reviews consolidated cash, cash equivalents and marketable securities as a measure of segment assets. As of March 31, 2026 and December 31, 2025, the Company’s cash, cash equivalents and marketable securities were $150.5 million and $240.9 million, respectively.

The following table presents information about the Company's segment revenues, significant segment expenses regularly provided to the CODM, other segment items and consolidated net income (loss) (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$6,393	$89,012
Less:
Cost of license and royalty revenues	11,074	3,436
Research and development expense
Personnel	20,018	18,643
Direct development and support (a)	27,098	24,017
Facilities	2,847	2,768
Stock-based compensation	3,760	3,947
Depreciation and amortization	3,616	3,712
Total research and development expense	57,339	53,087
General and administrative expense
Personnel	6,253	5,964
Other general and administrative (b)	8,596	8,220
Facilities	1,359	1,330
Stock-based compensation	4,857	4,590
Depreciation and amortization	241	243
Total general and administrative expense	21,306	20,347
Other segment items (c)	(6,725)	(6,059)
Net income (loss)	$(90,051)	$6,083

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
(c)
Other segment items include other operating expenses, interest income from licensing, investment income and interest expense.

The Company’s interest income included interest income from licensing as presented in the consolidated statements of operations and comprehensive income (loss), as well as interest income from investments of $2.0 million and $2.5 million during the three months ended March 31, 2026 and 2025, respectively, which is included within investment income in the consolidated statements of operations and comprehensive income (loss).

The substantial majority of the Company’s assets reside in the United States.

15. Supplemental Disclosures

Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid external research and development expenses	$7,293	$6,410
Prepaid external general and administrative expenses	3,101	3,969
Other	1,149	1,548
	$11,543	$11,927

Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Net cost reimbursement due from AbbVie	$12,410	$10,871
Accrued interest on investments	902	1,004
Other	1,132	1,030
	$14,444	$12,905

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued personnel costs	$9,367	$17,418
Accrued external research and development expenses	9,154	10,229
Accrued external general and administrative expenses	1,381	1,301
Accrued royalties and sublicense fees	1,082	8,652
Accrued purchases of property and equipment	172	33
Other	736	757
	$21,892	$38,390

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, which we filed with the SEC on March 5, 2026. In addition, you should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Sura-vec (ABBV-RGX-314)

We are developing ABBV-RGX-314 (surabgene lomparvovec, sura-vec) in collaboration with AbbVie as a potential one-time treatment for chronic retinal conditions that cause total or partial vision loss, including wet age-related macular degeneration (wet AMD) and diabetic retinopathy (DR). Sura-vec is currently being evaluated in multiple clinical trials, including two pivotal trials (ATMOSPHERE and ASCENT) where enrollment has been completed, one long-term follow-up study and a fellow eye sub-study in patients with wet AMD, all utilizing subretinal delivery. Additionally, two Phase II clinical trials in patients with wet AMD (AAVIATE) and DR (ALTITUDE) are ongoing along with two corresponding long-term follow-up studies, all utilizing in-office suprachoroidal delivery. Within the Phase II study in DR, we are also evaluating sura-vec in diabetic macular edema (DME). Additionally, we have activated U.S. clinical sites and initiated enrollment of a pivotal trial in DR and expect to dose the first patient in the two-part Phase IIb/III study (NAAVIGATE) in the second quarter of 2026. Sura-vec uses the NAV® AAV8 vector to deliver a gene encoding a therapeutic antibody fragment to inhibit vascular endothelial growth factor (VEGF). We have licensed certain exclusive rights to the SCS Microinjector® from Clearside Biomedical, Inc. (Clearside) to deliver gene therapy treatments to the suprachoroidal space of the eye.

Sura-vec for Treatment of Wet AMD

Subretinal Delivery

Enrollment in the ATMOSPHERE® and ASCENT® pivotal trials for the treatment of patients with wet AMD using subretinal delivery was completed in October 2025. These trials are expected to support global regulatory submissions with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA). Topline data from these trials are expected to be shared in the fourth quarter of 2026 in partnership with AbbVie, with global regulatory submissions expected in 2027.

Suprachoroidal Delivery

The AAVIATE® trial is a multi-center, open label, randomized, controlled, dose-escalation Phase II trial to evaluate the efficacy, safety and tolerability of suprachoroidal delivery of sura-vec for the treatment of wet AMD. Based on the favorable safety profile observed as of July 29, 2024, the Phase II AAVIATE trial enrolled a cohort to evaluate sura-vec at dose level 4 (1.5x10e12 GC/eye). Patients in this cohort received short course prophylactic steroid eye drops. Enrollment of the AAVIATE trial has been completed.

Sura-vec for Treatment of DR and DME

The ALTITUDE® trial is a multi-center, open label, randomized, controlled, dose-escalation Phase II trial to evaluate the efficacy, safety and tolerability of sura-vec using suprachoroidal delivery for the treatment of DR. In November 2023, we announced data showing sura-vec was well tolerated at dose levels 1 and 2 and positive signals of efficacy, including 20.8% of patients exhibiting > 2-step Diabetic Retinopathy Severity Scale (DRSS) improvement without additional DR treatment at one year. In August 2025, we announced positive 2-year data showing sura-vec was well tolerated in subjects with non-proliferative diabetic retinopathy (NPDR) at dose levels 1, 2, and 3. There were no drug-related serious adverse events and no intraocular inflammation was observed through two years at dose level 3 (1.0x1012 GC/eye) (n = 15) with short-course topical prophylactic steroids. 50% of dose level 3 patients achieved at least a two-step improvement without need for any supplemental treatment.

Concurrent with the two-year data announcement in August 2025, we and AbbVie announced an amendment to our collaboration agreement and plans to initiate a pivotal program consisting of a Phase IIb/III trial (NAAVIGATE) as well as a second Phase III trial. NAAVIGATE is a two-part, multicenter, randomized, masked, sham-controlled Phase IIb/III study to evaluate the safety and efficacy of sura-vec in subjects with NPDR without center-involved diabetic macular edema (CI-DME). The primary endpoint is > 2-step improvement on the DRSS at one year. Following an interim analysis of part one (Phase IIb) portion of the NAAVIGATE trial, we and AbbVie will initiate a Phase III expansion, including part two (Phase III) of the U.S. NAAVIGATE trial and a parallel global trial led by AbbVie. We have activated U.S. clinical sites and initiated enrollment of the Phase IIb/III NAAVIGATE trial and expect to dose the first patient in the second quarter of 2026, upon which we are entitled to a $100.0 million milestone payment from AbbVie.

RGX-202 for Treatment of Duchenne

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

AFFINITY DUCHENNE® is an ongoing multicenter, open-label Phase I/II/III trial to evaluate the safety, tolerability and clinical efficacy of a one-time intravenous dose of RGX-202 in ambulatory patients with Duchenne aged 1 to 11 years old. Phase I/II results, reported between November 2024 and March 2026, demonstrated RGX-202 to be well tolerated with no serious adverse events or adverse events of special interest among all patients (n=13). Additionally, we reported positive biomarker data showing consistent, high expression and transduction of RGX-202 microdystrophin, with all patients exceeding 10%. Pivotal dose (2x1014 GC/kg) participants in the Phase I/II exceeded expected disease trajectory on the North Star Ambulatory Assessment (NSAA) and other timed function tests at one year using multiple validated methods to estimate expected disease progression without treatment (n=7). Notably, five participants for whom functional data has been reported were aged eight or older at dosing, when functional decline is expected.

In October 2025, we announced that enrollment had completed in the pivotal portion of AFFINITY DUCHENNE, which was designed to enroll approximately 30 patients in the U.S. and Canada, and that we continue to enroll participants in the ongoing confirmatory trial.

In May 2026, we announced positive topline results from the pivotal Phase III AFFINITY DUCHENNE trial of RGX-202, including primary endpoint (n=30 at Week 12), interim safety (n=31) and interim functional data (n=9 at 12 months):

•
The primary endpoint was achieved with high statistical significance; 93% of patients achieved RGX-202 microdystrophin expression above 10% (p<0.0001).
•
RGX-202 was well-tolerated and continued to demonstrate a favorable interim safety profile.
•
RGX-202 demonstrated functional improvement and evidence of positively impacting disease trajectory at one year post-treatment, as measured by NSAA and timed function tests (Time to Stand, 10 Meter Walk-run, Time to Climb).
•
Statistically significant correlation between RGX-202 microdystrophin expression level and functional improvement, supporting validity of surrogate endpoint.

As reported in the May 2026 topline data update, we have enrolled over 20 patients in the confirmatory trial (n=30) evaluating RGX-202 in ambulatory patients aged one year and older, and we expect to complete dosing in all 60 patients across the pivotal and confirmatory trials by mid-2026.

In recent discussions with the FDA, the agency shared that the use of RGX-202 microdystrophin expression as a surrogate endpoint will be based on the correlation analysis with clinical outcomes, which has been clearly demonstrated in our interim data. While the FDA has recommended a randomized controlled trial, it has guided that externally controlled trials may be adequate for demonstrating substantial evidence of effectiveness, especially when the treatment effect is sufficiently large enough to overcome limitations of externally controlled trials. The FDA offered to review the RGX-202 data and alternative proposals. We plan to discuss this data with the FDA at a future meeting. We are also finalizing the trial design for a study of RGX-202 outside the United States to support global regulatory submissions.

Given the positive topline pivotal data, continued favorable safety profile, and statistically significant correlation between microdystrophin and functional improvement, we plan to pursue accelerated approval for RGX-202 and are preparing for a potential commercial launch in 2027.

We have completed manufacturing the first batches of RGX-202 intended for commercial supply and manufacturing is ongoing to build commercial inventory in advance of a potential commercial launch. The process performance qualification (PPQ) campaign is also complete.

We are also recruiting patients in the AFFINITY BEYOND® trial, an observational screening study. The primary objective is to evaluate the prevalence of AAV8 antibodies in patients with Duchenne up to 12 years of age. Information collected in this study may be used to identify potential participants for the AFFINITY DUCHENNE trial and potential future trials of RGX-202.

RGX-121 for Treatment of MPS II

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

The initial Prescription Drug User Fee Act (PDUFA) goal date was extended from November 9, 2025 to February 8, 2026. In January 2026, we announced that the FDA placed the RGX-121 program on partial clinical hold in relation to a serious adverse event in a patient treated in the Phase I/II trial of RGX-111, discussed in further detail below. The FDA cited the similarities in products, study populations, and shared risk between the clinical studies. The partial clinical hold on RGX-121 was lifted by the FDA on April 30, 2026.

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

Following the CRL, we entered into discussions with FDA senior leadership in March 2026 and filed a Formal Dispute Resolution Request which is pending. We plan to continue to work with the FDA to address the CRL and discuss potential paths forward for the RGX-121 program. Potential approval of the BLA for RGX-121 could result in receipt of a Rare Pediatric Disease Priority Review Voucher (PRV), assuming the statutory criteria are met. If approved, RGX-121 would be the first approved gene therapy and one-time treatment for MPS II.

RGX-111 for Treatment of MPS I

We are developing RGX-111 in collaboration with Nippon Shinyaku in the United States and certain countries in Asia as an investigational one-time AAV therapeutic for the treatment of Mucopolysaccharidosis Type I (MPS I), also known as Hurler syndrome, using the NAV AAV9 vector to deliver the IDUA gene.

In November 2023, future development of RGX-111 was halted as a result of a strategic pipeline prioritization and corporate restructuring. Prior to that announcement, RGX-111 demonstrated to be well tolerated in interim results and indicated encouraging biomarker and neurodevelopmental results in a Phase I/II study. Efforts to continue development of RGX-111 as part of the strategic partnership with Nippon Shinyaku are ongoing.

In January 2026, we announced that the FDA placed the RGX-111 program on partial clinical hold following preliminary analysis of a single case of neoplasm (intraventricular CNS tumor) in a participant treated in the Phase I/II study. The case was identified during a routine brain MRI of an asymptomatic five-year-old participant who received intracisternal RGX-111 four years prior. Preliminary genetic analysis of the resected tumor detected an AAV vector genome integration event associated with overexpression of a proto-oncogene (PLAG1), which is known to be susceptible to chromosomal rearrangements. Final analysis of the resected tumor was conducted by an independent third-party lab and, as previously reported, detected an AAV vector genome integration event associated with overexpression of a PLAG1. Clonal integration of AAV vector elements into the PLAG1 gene was detected in the tumor tissue. Analyses supported classification as a PLAG1‑family neuroepithelial tumor and are consistent with the hypothesis that AAV vector integration at the PLAG1 site contributed to tumor formation. Of note, this participant had a background of factors that could have contributed to risk of oncogenic transformation. For example, the participant underwent unsuccessful stem cell transplant at four months of age, with loss of donor chimerism, and he received chemotherapeutics that may have contributed to DNA damage. The report concluded, based on formal neuropsychologic testing and developmental pediatrician assessment, that the patient’s neurocognitive development was above average, which indicated mitigation of MPS I disease, and the patient continued to do well. The analysis was published in The New England Journal of Medicine in May 2026.

AbbVie Collaboration for Sura-vec

In September 2021, we entered into a collaboration and license agreement with AbbVie Global Enterprises Ltd. (AbbVie), a subsidiary of AbbVie Inc., to jointly develop and commercialize sura-vec (as amended, the AbbVie Collaboration Agreement). Pursuant to the AbbVie Collaboration Agreement, both we and AbbVie are active participants in the development of sura-vec and development expenses are shared between the parties in accordance with the agreement. The Company will lead the manufacturing of sura-vec for clinical development and U.S. commercial supply, and AbbVie will lead the global commercialization of sura-vec. We received an up-front fee of $370.0 million from AbbVie upon the effective date of the AbbVie Collaboration Agreement in November 2021, and we are eligible to receive up to $1.38 billion from AbbVie upon the achievement of specified development and sales-based milestones. Additionally, the parties will share equally in the net profits and net losses associated with the commercialization of sura-vec in the United States, and we are eligible to receive tiered royalties on net sales by AbbVie of sura-vec outside the United States. For additional information regarding the AbbVie Collaboration Agreement, please refer to Note 10, “License and Collaboration Agreements—AbbVie Collaboration and License Agreement” to the accompanying unaudited consolidated financial statements.

Nippon Shinyaku Collaboration for RGX-121 and RGX-111

In January 2025, we entered into a collaboration and license agreement with Nippon Shinyaku Co., Ltd. (Nippon Shinyaku) for the development and commercialization of RGX-121 and RGX-111 (the Nippon Shinyaku Collaboration Agreement) in the United States and certain countries in Asia. Pursuant to the Nippon Shinyaku Collaboration Agreement, we are responsible for the development of RGX-121 and RGX-111 in the United States, and Nippon Shinyaku is responsible for development in licensed territories outside the United States. We are responsible for the manufacturing of RGX-121 and RGX-111 for clinical development and commercial supply, and manufacturing expenses will be allocated between the parties in accordance with the terms of the Nippon Shinyaku Collaboration Agreement. Nippon Shinyaku is responsible, at its sole cost, for the commercialization of RGX-121 and RGX-111 in the licensed territories. Under the terms of the Nippon Shinyaku Collaboration Agreement, we received an up-front payment of $110.0 million from Nippon Shinyaku following the effective date of the agreement in March 2025 and are eligible to receive up to $700.0 million from Nippon Shinyaku upon the achievement of specified development and sales-based milestones. We are also eligible to receive double-digit royalties on net sales of RGX-121 and RGX-111 by Nippon Shinyaku, subject to specified offsets and reductions. We retain all rights to, and any proceeds related to the sale of, any priority review vouchers that may be issued upon the potential approvals of RGX-121 and RGX-111. For additional information regarding the Nippon Shinyaku Collaboration Agreement, please refer to Note 10, “License and Collaboration Agreements—Nippon Shinyaku Collaboration and License Agreement” to the accompanying unaudited consolidated financial statements.

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

NAV Technology Licensing Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform and other intellectual property rights to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of March 31, 2026, our NAV Technology Platform was being applied in two commercial products, Zolgensma® and Itvisma®, and the preclinical and clinical development of various other licensed products. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform and creating additional revenue opportunities.

Financial Overview

Revenues

Our revenues to date have been primarily generated from the licensing of our NAV Technology Platform and other intellectual property rights to NAV Technology Licensees and collaborators, as well as from development and manufacturing services performed under such license and collaboration arrangements. We have not generated any revenues from commercial sales of our own products. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval and adequate labeling, our ability to generate future revenues will be materially compromised.

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

Zolgensma and Itvisma Royalties

Royalty revenue to date consists primarily of royalties on net sales of Zolgensma and Itvisma, which are marketed by Novartis Gene Therapies, Inc. (Novartis Gene Therapies), a wholly owned subsidiary of Novartis AG (Novartis), for the treatment of spinal muscular atrophy (SMA). Zolgensma and Itvisma are licensed products under our license agreement with Novartis Gene Therapies (the Novartis License) for the development and commercialization of treatments for SMA using the NAV Technology Platform.

In mid-January 2026, licensed patents for Zolgensma under the Novartis License expired in the United States. We are entitled to continued royalties on net sales of Zolgensma in approximately 20 countries where licensed patents remain active. Licensed product made prior to patent expiration but sold after expiration may also be subject to royalties. Patents covering the use of Itvisma have issued in the United States and certain other countries and are licensed to Novartis Gene Therapies under the Novartis License. We are entitled to ongoing royalties on certain net sales of Itvisma in these territories.

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

We expect to continue to incur significant research and development expenses for the foreseeable future as we continue the development of our product candidates and engage in early research and development for prospective product candidates and new technologies. The following table summarizes our research and development expenses incurred during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Direct Expenses
ABBV-RGX-314	$8,250	$8,563
RGX-202	6,966	4,508
RGX-121	715	3,474
Other product candidates	1,194	791
Total direct expenses	17,125	17,336
Unallocated Expenses
Platform and early research	9,973	6,681
Personnel	20,018	18,643
Facilities	2,847	2,768
Stock-based compensation	3,760	3,947
Depreciation and amortization	3,616	3,712
Total unallocated expenses	40,214	35,751
Total research and development	$57,339	$53,087

Direct expenses related to the development of ABBV-RGX-314 include $12.6 million and $14.7 million for the three months ended March 31, 2026 and 2025, respectively, in net cost reimbursement from AbbVie under our eye care collaboration, which were recorded as a reduction of research and development expenses. In addition to reimbursement of direct development expenses, net cost reimbursement from AbbVie includes reimbursement of personnel and overhead costs attributable to the development of ABBV-RGX-314, the underlying costs of which are reported as unallocated expenses in the table above. We typically utilize our employee and infrastructure resources across our development programs. As a result, we generally do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs.

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

Our significant accounting policies are fully described in Note 2 to the accompanying unaudited consolidated financial statements and in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in our critical accounting policies and estimates since December 31, 2025.

Results of Operations

Our consolidated results of operations were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Revenues
License and royalty revenue	$5,090	$87,049	$(81,959)
Service revenue	1,303	1,963	(660)
Total revenues	6,393	89,012	(82,619)
Operating Expenses
Cost of license and royalty revenues	11,074	3,436	7,638
Research and development	57,339	53,087	4,252
General and administrative	21,306	20,347	959
Other operating expenses	36	15	21
Total operating expenses	89,755	76,885	12,870
Income (loss) from operations	(83,362)	12,127	(95,489)
Other Income (Expense)
Interest income from licensing	16	25	(9)
Investment income	2,003	2,501	(498)
Interest expense	(8,708)	(8,570)	(138)
Total other income (expense)	(6,689)	(6,044)	(645)
Net income (loss)	$(90,051)	$6,083	$(96,134)

Comparison of the Three Months Ended March 31, 2026 and 2025

License and Royalty Revenue. License and royalty revenue decreased by $82.0 million, from $87.0 million for the three months ended March 31, 2025 to $5.1 million for the three months ended March 31, 2026. The decrease was primarily attributable to $70.0 million of upfront license revenue recognized under our collaboration with Nippon Shinyaku in the first quarter of 2025, as well as a decrease in royalty revenues for the first quarter of 2026. Combined Zolgensma and Itvisma royalties decreased by $11.9 million, from $17.0 million for the first quarter of 2025 to $5.1 million for the first quarter of 2026. Novartis reported combined Zolgensma and Itvisma sales of $302 million for the first quarter of 2026, as compared to $327 million for the first quarter of 2025. Zolgensma royalties for the first quarter of 2026 were $4.7 million, a decrease of $12.2 million from the first quarter of 2025. The decrease was primarily attributable to the expiration of licensed patents in the United States in mid-January 2026. We are entitled to continued royalties on net sales of Zolgensma in approximately 20 countries where licensed patents remain active. Itvisma royalties for the first quarter of 2026 were $0.3 million. Itvisma was approved in the United States in the fourth quarter of 2025, with U.S. sales commencing in the first quarter of 2026. Licensed patents covering the use of Itvisma have issued in the United States and certain other countries, and we are entitled to ongoing royalties on certain net sales of Itvisma in these territories.

Service Revenue. Service revenue decreased by $0.7 million, from $2.0 million for the three months ended March 31, 2025 to $1.3 million for the three months ended March 31, 2026. The decrease was primarily attributable to service revenue recognized under our collaboration with Nippon Shinyaku, which decreased from $1.8 million for the first quarter of 2025 to $1.0 million for the first quarter of 2026, largely driven by the performance of RGX-121 development and manufacturing services.

Cost of License and Royalty Revenues. Cost of license and royalty revenues increased by $7.6 million, from $3.4 million for the three months ended March 31, 2025 to $11.1 million for the three months ended March 31, 2026. The increase was largely driven by a non-recurring charge of $10.0 million in the first quarter of 2026 related to a settlement with GlaxoSmithKline LLC (GSK) to resolve a dispute over sublicense fee obligations under our license agreement with GSK. For further information regarding the settlement agreement with GSK, please refer to Note 8, “Commitments and Contingencies—GlaxoSmithKline—GSK Settlement Agreement” to the accompanying unaudited consolidated financial statements.

Research and Development Expense. Research and development expenses increased by $4.3 million, from $53.1 million for the three months ended March 31, 2025 to $57.3 million for the three months ended March 31, 2026. The increase was primarily attributable to the following:

•
an increase of $1.3 million in costs associated with clinical trials and regulatory activities, largely driven by RGX-202 pivotal trials;
•
an increase of $1.1 million in personnel-related costs due to increased headcount of development personnel, net of a $0.2 million decrease in stock-based compensation expense;
•
an increase of $0.9 million in manufacturing-related expenses and other clinical supply costs for our lead product candidates; and
•
an increase of $0.9 million in costs associated with preclinical activities and other early-stage research and development.

General and Administrative Expense. General and administrative expenses increased by $1.0 million, from $20.3 million for the three months ended March 31, 2025 to $21.3 million for the three months ended March 31, 2026. The increase was largely driven by personnel-related costs, consulting and other corporate advisory services.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $150.5 million, which were primarily derived from our royalty monetization with HCR in May 2025 and the up-front payment received under the Nippon Shinyaku Collaboration Agreement in March 2025.

At-the-Market Offering Program

In December 2024, we entered into a Sales Agreement with Leerink Partners LLC (Leerink) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through Leerink, acting as our sales agent (the Leerink ATM Program). As of March 31, 2026, no shares of common stock had been sold under the

Leerink ATM Program. We intend to use proceeds obtained from the sale of shares under the Leerink ATM Program, if any, for general corporate purposes.

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

We expect that our cash, cash equivalents and marketable securities of $150.5 million as of March 31, 2026 will enable us to fund our operating expenses and capital expenditure requirements, and are sufficient to meet our financial commitments and obligations into early 2027. This estimate is based on our current operating plan, and excludes the potential effects of any future financings or material milestone payments that may be received under our licensing and collaboration arrangements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than expected. These conditions raise substantial doubt about our ability to continue as a going concern within 12 months from the issuance date of our consolidated financial statements for the three months ended March 31, 2026, which accompany this Quarterly Report on Form 10-Q. Our ability to continue as a going concern will depend heavily on the successful development, approval and commercialization of our product candidates and our ability to raise additional capital to fund operations. If we are unable to raise capital sufficient to meet our working capital needs in the future, we may be forced to delay expenditures, reduce the scope of our development activities or make other changes to our operating plans.

Cash Flows

Our consolidated cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$(76,186)	$33,629
Net cash provided by investing activities	70,588	44,743
Net cash used in financing activities	(13,639)	(5,794)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(19,237)	$72,578

Cash Flows from Operating Activities

Our net cash used in operating activities for the three months ended March 31, 2026 increased by $109.8 million from the three months ended March 31, 2025, largely driven by the $110.0 million up-front fee received from Nippon Shinyaku in March 2025 and an increase in operating expenses in the first quarter of 2026. We expect to continue to incur regular net cash outflows from operations for the foreseeable future as we continue the development and advancement of our product candidates and other research programs.

For the three months ended March 31, 2026, our net cash used in operating activities of $76.2 million consisted of a net loss of $90.1 million and unfavorable changes in operating assets and liabilities of $1.5 million, offset by adjustments for non-cash items of $15.4 million. The changes in operating assets and liabilities include a decrease in accrued expenses and other current liabilities of $16.7 million, which was driven largely by decreases in accrued personnel-related expenses, royalties and sublicense fees, and external research and development services. The unfavorable changes in operating assets and liabilities were partially offset by a decrease in accounts receivable of $18.2 million, which was driven largely by royalties receivable on net sales of Zolgensma. Other changes in operating working capital occurred in the normal course of business. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $8.6 million, depreciation and amortization expense of $3.9 million and non-cash interest expense of $3.8 million.

For the three months ended March 31, 2025, our net cash provided by operating activities of $33.6 million consisted of net income of $6.1 million, adjustments for non-cash items of $11.1 million and favorable changes in operating assets and liabilities of $16.4 million. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $8.5 million and depreciation and amortization expense of $4.0 million, partially offset by the accretion of discounts on marketable debt securities during the period. The changes in operating assets and liabilities include an increase of $39.8 million in deferred revenue, which was driven primarily by the deferred portion of the $110.0 million up-front payment received under our collaboration with Nippon Shinyaku in the first quarter of 2025. The favorable changes in operating assets and liabilities were partially offset by a decrease in total accounts payable and accrued expenses and other current liabilities of $18.1 million, which was driven largely by decreases in accrued personnel-related expenses, royalties and external research and development services, as well as a total increase in prepaid expenses and other current assets of $4.3 million, which was driven primarily by increases in prepaid software licenses and net cost reimbursement due from AbbVie under our ABBV-RGX-314 collaboration. Other changes in operating working capital occurred in the normal course of business.

Cash Flows from Investing Activities

For the three months ended March 31, 2026, our net cash provided by investing activities consisted of $81.7 million in maturities of marketable debt securities, offset by $9.8 million used to purchase marketable debt securities and $1.2 million used to purchase property and equipment.

For the three months ended March 31, 2025, our net cash provided by investing activities consisted of $64.9 million in maturities of marketable debt securities, offset by $19.2 million used to purchase marketable debt securities and $1.0 million used to purchase property and equipment.

Cash Flows from Financing Activities

For the three months ended March 31, 2026, our net cash used in financing activities primarily consisted of $13.4 million of royalties paid, net of interest, under our royalty monetization liabilities.

For the three months ended March 31, 2025, our net cash used in financing activities primarily consisted of $5.6 million of royalties paid, net of interest, under our royalty monetization liabilities.

Additional Capital Requirements

Our material capital requirements from known contractual and other obligations primarily relate to our vendor service contracts and purchase commitments, in-license agreements, operating lease agreements and royalty monetization agreements. Our material commitments and obligations are further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2025, and in the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. Other than the changes described in the notes to the unaudited consolidated financial statements accompanying this Quarterly Report on Form 10-Q, including Note 8, “Commitments and Contingencies,” there have been no material changes to our commitments and obligations since December 31, 2025.

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $1.22 billion as of March 31, 2026. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect to continue to incur significant research and development and general and administrative expenses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect to continue to incur capital expenditures associated with building out additional laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights, including against Sarepta Therapeutics, Inc., and defending any intellectual property-related claims;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our exposure to market risk during the three months ended March 31, 2026.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are party to various lawsuits, claims or other legal proceedings that arise in the normal course of our business. Please see Note 8, “Commitments and Contingencies—Litigation” to the accompanying unaudited consolidated financial statements for additional information.

Item 1A. Risk Factors.

Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes from the risk factors previously disclosed in such filing.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC's Regulation S-K).

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	3.1	6/7/21

3.2	Amended and Restated Bylaws	10-K	3.2	3/5/26

10.1†	Settlement and Release Agreement dated March 18, 2026 between the Registrant and GlaxoSmithKline LLC				X

10.2†	License Agreement dated August 16, 2018 between the Registrant and Emory University				X

31.1	Certification of the Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets

(ii) Consolidated Statements of Operations and Comprehensive Income (Loss)

(iii) Consolidated Statements of Stockholders’ Equity

(iv) Consolidated Statements of Cash Flows

(v) Notes to Consolidated Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026 formatted in Inline XBRL (included in Exhibit 101)

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

REGENXBIO Inc.

Dated: May 14, 2026	/s/ Curran Simpson
Curran Simpson
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2026	/s/ Mitchell Chan
Mitchell Chan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)