Form 10-Q
period 2026-06-30
REGENXBIO Inc.
filed 2026-08-06
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, there were 66,013,192 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements express a belief, expectation or intention and are generally accompanied by words that convey projected future events or outcomes such as “anticipate,” “assume,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “position,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or variations of such words or by similar expressions. We have based these forward-looking statements on our current expectations, estimates and assumptions and analyses in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks, uncertainties, assumptions and other important factors, including, but not limited to:

•
our ability to establish and maintain development partnerships, including our collaboration with AbbVie to develop and commercialize ABBV-RGX-314 (surabgene lomparvovec, sura-vec) and our collaboration with Nippon Shinyaku Co., Ltd. to develop and commercialize RGX-121 (clemidsogene lanparvovec) and RGX-111;
•
our ability to obtain, including under accelerated approval, and maintain regulatory approval of our product candidates and the labeling for any approved products;
•
our ability to address any deficiencies raised by the U.S. Food and Drug Administration (the FDA) regarding RGX-121 as part of the Complete Response Letter or planned Biologics License Application resubmission;
•
our ability to resolve the partial clinical hold for RGX‑111 to the satisfaction of the FDA;
•
the timing of enrollment, commencement, completion and the success of our AAVIATE®, AFFINITY BEYOND®, AFFINITY DUCHENNE®, AFFINITY® RISE, ALTITUDE®, ASCENT®, ATMOSPHERE®, CAMPSIITE® , NAAVIGATE and other clinical trials;
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

AAVIATE, AFFINITY, AFFINITY BEYOND, AFFINITY DUCHENNE, ALTITUDE, ASCENT, ATMOSPHERE, CAMPSIITE, NAV, NAVXpress, NAVXcell, REGENXBIO and the REGENXBIO logos are our registered trademarks. Any other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$36,487	$34,466
Marketable securities	69,030	195,604
Accounts receivable	106,754	26,379
Prepaid expenses	11,904	11,927
Restricted cash	225	—
Other current assets	11,757	12,905
Total current assets	236,157	281,281
Marketable securities	—	10,785
Accounts receivable	435	2,312
Property and equipment, net	98,452	104,855
Operating lease right-of-use assets	43,867	47,156
Restricted cash	1,805	2,030
Other assets	5,902	4,613
Total assets	$386,618	$453,032
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,546	$21,358
Accrued expenses and other current liabilities	23,073	38,390
Deferred revenue	9,882	10,452
Operating lease liabilities	7,355	8,286
Royalty monetization liabilities	26,765	39,609
Total current liabilities	82,621	118,095
Deferred revenue	15,404	18,943
Operating lease liabilities	61,596	65,215
Royalty monetization liabilities	154,746	147,408
Other liabilities	486	638
Total liabilities	314,853	350,299
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at June 30, 2026 and December 31, 2025; 54,164 and 50,892 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	1,266,004	1,229,442
Accumulated other comprehensive loss	(875)	(687)
Accumulated deficit	(1,193,369)	(1,126,027)
Total stockholders’ equity	71,765	102,733
Total liabilities and stockholders’ equity	$386,618	$453,032

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
License and royalty revenue	$103,841	$18,465	$108,931	$105,514
Service revenue	4,178	2,894	5,481	4,857
Total revenues	108,019	21,359	114,412	110,371
Operating Expenses
Cost of license and royalty revenues	1,042	5,209	12,116	8,645
Research and development	56,086	59,500	113,425	112,587
General and administrative	21,616	19,883	42,922	40,230
Other operating expenses	12	45	48	60
Total operating expenses	78,756	84,637	168,511	161,522
Income (loss) from operations	29,263	(63,278)	(54,099)	(51,151)
Other Income (Expense)
Interest income from licensing	17	21	33	46
Investment income	1,222	3,379	3,225	5,880
Interest expense	(7,793)	(10,993)	(16,501)	(19,563)
Total other income (expense)	(6,554)	(7,593)	(13,243)	(13,637)
Net income (loss)	$22,709	$(70,871)	$(67,342)	$(64,788)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net	(5)	12	(188)	(9)
Total other comprehensive income (loss)	(5)	12	(188)	(9)
Comprehensive income (loss)	$22,704	$(70,859)	$(67,530)	$(64,797)

Net income (loss) per share:
Basic	$0.43	$(1.38)	$(1.28)	$(1.26)
Diluted	$0.43	$(1.38)	$(1.28)	$(1.26)
Weighted-average common shares outstanding:
Basic	52,820	51,483	52,625	51,423
Diluted	53,016	51,483	52,625	51,423

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended June 30, 2026
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at March 31, 2026	51,617	$5	$1,238,025	$(870)	$(1,216,078)	$21,082
Vesting of restricted stock units, net of tax	221	—	—	—	—	—
Exercise of stock options, net of tax	7	—	51	—	—	51
Issuance of common stock under at-the-market offering program, net of issuance costs of $624	2,319	—	18,875	—	—	18,875
Stock-based compensation expense	—	—	9,053	—	—	9,053
Unrealized loss on available-for-sale securities, net	—	—	—	(5)	—	(5)
Net income	—	—	—	—	22,709	22,709
Balances at June 30, 2026	54,164	$5	$1,266,004	$(875)	$(1,193,369)	$71,765

	Three Months Ended June 30, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at March 31, 2025	50,117	$5	$1,201,020	$(762)	$(926,066)	$274,197
Vesting of restricted stock units, net of tax	52	—	—	—	—	—
Exercise of stock options, net of tax	21	—	78	—	—	78
Issuance of warrants, net of transaction costs	—	—	1,610	—	—	1,610
Exercise of pre-funded warrants	199	—	—	—	—	—
Stock-based compensation expense	—	—	8,653	—	—	8,653
Unrealized gain on available-for-sale securities, net	—	—	—	12	—	12
Net loss	—	—	—	—	(70,871)	(70,871)
Balances at June 30, 2025	50,389	$5	$1,211,361	$(750)	$(996,937)	$213,679

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Six Months Ended June 30, 2026
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2025	50,892	$5	$1,229,442	$(687)	$(1,126,027)	$102,733
Vesting of restricted stock units, net of tax	837	—	(800)	—	—	(800)
Exercise of stock options, net of tax	23	—	169	—	—	169
Issuance of common stock under employee stock purchase plan	93	—	648	—	—	648
Issuance of common stock under at-the-market offering program, net of issuance costs of $624	2,319	—	18,875	—	—	18,875
Stock-based compensation expense	—	—	17,670	—	—	17,670
Unrealized loss on available-for-sale securities, net	—	—	—	(188)	—	(188)
Net loss	—	—	—	—	(67,342)	(67,342)
Balances at June 30, 2026	54,164	$5	$1,266,004	$(875)	$(1,193,369)	$71,765

	Six Months Ended June 30, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2024	49,549	$5	$1,192,536	$(741)	$(932,149)	$259,651
Vesting of restricted stock units, net of tax	533	—	(510)	—	—	(510)
Exercise of stock options, net of tax	61	—	228	—	—	228
Issuance of common stock under employee stock purchase plan	47	—	307	—	—	307
Issuance of warrants, net of transaction costs	—	—	1,610	—	—	1,610
Exercise of pre-funded warrants	199	—	—	—	—	—
Stock-based compensation expense	—	—	17,190	—	—	17,190
Unrealized loss on available-for-sale securities, net	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(64,788)	(64,788)
Balances at June 30, 2025	50,389	$5	$1,211,361	$(750)	$(996,937)	$213,679

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(67,342)	$(64,788)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	17,670	17,190
Depreciation and amortization	7,614	7,860
Net accretion of discounts on marketable debt securities	(1,321)	(2,427)
Net realized gain on investments	(16)	—
Non-cash interest expense	9,740	2,490
Other non-cash adjustments	14	12
Changes in operating assets and liabilities
Accounts receivable	(78,465)	(790)
Prepaid expenses	23	(1,709)
Other current assets	972	(5,593)
Operating lease right-of-use assets	3,379	3,306
Other assets	(1,289)	2,121
Accounts payable	(4,939)	(1,117)
Accrued expenses and other current liabilities	(15,563)	(2,567)
Deferred revenue	(4,109)	37,666
Operating lease liabilities	(4,640)	(4,396)
Other liabilities	(152)	(2,971)
Net cash used in operating activities	(138,424)	(15,713)
Cash flows from investing activities
Purchases of marketable debt securities	(9,839)	(230,298)
Maturities of marketable debt securities	136,882	136,020
Sales of marketable debt securities	11,465	—
Purchases of property and equipment	(1,995)	(1,415)
Net cash provided by (used in) investing activities	136,513	(95,693)
Cash flows from financing activities
Proceeds from exercise of stock options	197	228
Taxes paid related to net settlement of stock-based awards	(828)	(510)
Proceeds from issuance of common stock under employee stock purchase plan	648	307
Proceeds from sales of common stock under at-the-market offering program, net of commissions	19,499	—
Expenses related to at-the-market offering program	(403)	(259)
Proceeds from issuance of royalty bond and warrants, net of transaction costs	—	144,526
Repayments under royalty monetization liabilities, net of interest	(15,181)	(10,854)
Net cash provided by financing activities	3,932	133,438
Net increase in cash and cash equivalents and restricted cash	2,021	22,032
Cash and cash equivalents and restricted cash
Beginning of period	36,496	59,556
End of period	$38,517	$81,588
Supplemental disclosures of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$131	$215
Issuance costs related to equity offerings and warrants in accounts payable and accrued expenses and other current liabilities	$198	$108

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

The Company's lead product candidates include (i) ABBV-RGX-314 (surabgene lomparvovec, sura-vec) for the treatment of wet age-related macular degeneration (wet AMD) and diabetic retinopathy (DR), (ii) RGX-202 for the treatment of Duchenne muscular dystrophy, (iii) RGX-121 (clemidsogene lanparvovec) for the treatment of Mucopolysaccharidosis Type II (MPS II) and (iv) RGX-111 for the treatment of Mucopolysaccharidosis Type I (MPS I). Sura-vec is being developed and commercialized in collaboration with AbbVie Global Enterprises Ltd. (AbbVie), a subsidiary of AbbVie Inc. RGX-121 and RGX-111 are being developed and commercialized in collaboration with Nippon Shinyaku Co., Ltd. (Nippon Shinyaku).

In addition to its internal product development efforts, the Company has also selectively licensed the NAV Technology Platform and other intellectual property rights to other leading biotechnology and pharmaceutical companies (NAV Technology Licensees). As of June 30, 2026, the NAV Technology Platform was being applied by NAV Technology Licensees in two commercial products, Zolgensma® and Itvisma®, and in the preclinical and clinical development of various other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development and commercialization of certain product candidates.

Liquidity

The Company has incurred cumulative losses since inception and as of June 30, 2026, had generated an accumulated deficit of $1.19 billion. The Company's ability to transition to recurring profitability is dependent upon achieving a level of revenues adequate to support its cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability, and unless and until it does, will continue to need to raise additional capital through equity offerings, licensing and collaboration arrangements, or other non-dilutive financings. There is no assurance that the Company will be able to raise sufficient capital or obtain financing on favorable terms, or at all.

As of June 30, 2026, the Company had cash, cash equivalents and marketable securities of $105.5 million. In July 2026, the Company received a $100.0 million development milestone payment from AbbVie following the first patient dosed in its Phase IIb/III trial for DR in June 2026. In July 2026, the Company also completed a public offering of common stock and pre-funded warrants for estimated net proceeds of $107.8 million. Management believes the Company's cash, cash equivalents and marketable securities as of June 30, 2026, along with the milestone payment and offering proceeds received in July 2026, are sufficient to fund operations into the fourth quarter of 2027. As such, the Company believes it has the ability to meet its obligations as they become due for at least the next 12 months from the date these consolidated financial statements were issued. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. The Company’s ability to continue as a going concern will depend heavily on the successful development, approval and commercialization of its product candidates and its ability to raise additional capital to fund its operations. If the Company is unable to raise capital sufficient to meet its working capital needs in the future, it may be forced to delay expenditures, reduce the scope of its development activities or make other changes to its operating plans.

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

	As of June 30,
	2026	2025
Cash and cash equivalents	$36,487	$79,558
Restricted cash, current	225	—
Restricted cash, non-current	1,805	2,030
Total cash and cash equivalents and restricted cash	$38,517	$81,588

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

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. The Company did not record an allowance for credit losses on its accounts receivable as of June 30, 2026 and December 31, 2025.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting standards during the three and six months ended June 30, 2026 and 2025 which had a material impact on the consolidated financial statements.

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

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2026
U.S. government and agency securities	$21,982	$1	$(1)	$21,982
Corporate bonds	47,063	7	(22)	47,048
	$69,045	$8	$(23)	$69,030

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2025
U.S. government and agency securities	$83,085	$59	$—	$83,144
Corporate bonds	123,131	131	(17)	123,245
	$206,216	$190	$(17)	$206,389

As of June 30, 2026, no available-for-sale debt securities had remaining maturities greater than one year. As of December 31, 2025, no available-for-sale debt securities had remaining maturities greater than two years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of June 30, 2026 and December 31, 2025, the balance in accumulated other comprehensive loss consisted solely of unrealized gains and losses on available-for-sale debt securities, net of reclassification adjustments for realized gains and losses and income tax effects. The Company uses the aggregate portfolio approach to release the tax effects of unrealized gains and losses on available-for-sale debt securities in accumulated other comprehensive loss. Realized gains and losses from the sale or maturity of marketable securities are based on the specific identification method and are included in results of operations as investment income. Unrealized gain (loss) on available-for-sale securities, net, presented in the statements of operations and comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized gain (loss) before reclassifications	$11	$12	$(172)	$(9)
Realized gains reclassified to investment income	(16)	—	(16)	—
Unrealized gain (loss) on available-for-sale securities, net	$(5)	$12	$(188)	$(9)

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
U.S. government and agency securities	$16,969	$(1)	$—	$—	$16,969	$(1)
Corporate bonds	21,970	(22)	—	—	21,970	(22)
	$38,939	$(23)	$—	$—	$38,939	$(23)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
U.S. government and agency securities	$4,676	$—	$—	$—	$4,676	$—
Corporate bonds	32,289	(17)	—	—	32,289	(17)
	$36,965	$(17)	$—	$—	$36,965	$(17)

As of June 30, 2026, available-for-sale debt securities held by the Company in an unrealized loss position consisted of 11 investment grade security positions. The Company has the intent and ability to hold such securities until recovery and, based on the credit quality of the issuers and low severity of each unrealized loss position relative to its amortized cost basis, the Company did not identify any credit losses associated with its available-for-sale debt securities. The Company did not record an allowance for credit losses on its available-for-sale debt securities as of June 30, 2026 or December 31, 2025, and no impairment or credit losses on available-for-sale debt securities were recorded during the three and six months ended June 30, 2026 and 2025.

4. Fair Value Measurements

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the fair value hierarchy discussed in Note 2 (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2026
Cash equivalents:
Money market mutual funds	$—	$16,158	$—	$16,158
Total cash equivalents	—	16,158	—	16,158
Marketable securities:
U.S. government and agency securities	—	21,982	—	21,982
Corporate bonds	—	47,048	—	47,048
Total marketable securities	—	69,030	—	69,030
Total cash equivalents and marketable securities	$—	$85,188	$—	$85,188

	Level 1	Level 2	Level 3	Total
December 31, 2025
Cash equivalents:
Money market mutual funds	$—	$21,418	$—	$21,418
U.S. government and agency securities	—	2,496	—	2,496
Total cash equivalents	—	23,914	—	23,914
Marketable securities:
U.S. government and agency securities	—	83,144	—	83,144
Corporate bonds	—	123,245	—	123,245
Total marketable securities	—	206,389	—	206,389
Total cash equivalents and marketable securities	$—	$230,303	$—	$230,303

Management estimates that the carrying values of its current accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Certain non-current accounts receivable are recorded at their present values using a discount rate that is based on prevailing market rates on the date the amounts were initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be materially different from those that would be used as of June 30, 2026 to determine the present value of these instruments. Accordingly, management estimates that the carrying values of its non-current accounts receivable approximate the fair value of those instruments. Management estimates that the carrying values of its royalty monetization liabilities approximate fair value. As discussed in Note 7, the carrying values of royalty monetization liabilities are based on the Company’s estimate of future royalties, milestones and other consideration to be paid over the life of the arrangement, which are considered Level 3 inputs, as well as any remaining repayment obligations upon maturity of the instruments.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Laboratory and manufacturing equipment	$79,520	$78,825
Computer equipment and software	4,063	4,573
Furniture and fixtures	7,058	7,039
Leasehold improvements	101,739	101,610
Total property and equipment	192,380	192,047
Accumulated depreciation and amortization	(93,928)	(87,192)
Property and equipment, net	$98,452	$104,855

6. Leases

New York Lease and Sublease

In May 2016, the Company entered into an operating lease for office space in New York, New York (the New York Lease), which has since been amended to include additional office space and extend the term of the lease. The lease term commenced in July 2016 and expires in April 2027.

In March 2024, the Company entered into an agreement to sublease its office space under the New York Lease (the New York Sublease) to a third-party subtenant. The sublease term commenced in April 2024 and expires in April 2027 concurrent with the expiration of the New York Lease. Monthly payments under the New York Sublease commenced in July 2024 and escalate annually in accordance with the sublease agreement. As of June 30, 2026, total undiscounted future minimum lease payments to be received by the Company over the remaining term of the New York Sublease were $0.4 million. The Company recognized sublease income under the New York Sublease of $0.1 million and $0.2 million during the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2025, respectively.

7. Royalty Monetization Liabilities

Royalty monetization liabilities are accounted for as debt and consist of the following (in thousands):

	June 30, 2026	December 31, 2025
2020 Royalty Purchase Agreement	$11,807	$29,672
2025 Royalty Bond	169,704	157,345
Total	$181,511	$187,017

Current portion of royalty monetization liabilities	$26,765	$39,609
Non-current portion of royalty monetization liabilities	154,746	147,408
Total	$181,511	$187,017

2020 Royalty Purchase Agreement

In December 2020, the Company entered into a royalty purchase agreement (the 2020 Royalty Purchase Agreement) with entities managed by Healthcare Royalty Management, LLC (collectively and with other affiliated entities, HCR). Under the 2020 Royalty Purchase Agreement, HCR purchased the Company’s rights to a capped amount of Zolgensma and Itvisma royalty payments under the Company’s license agreement with Novartis Innovative Technologies Inc. (the Novartis License), including $4.0 million of royalty payments received by the Company in the fourth quarter of 2020. In consideration for these rights, HCR paid the Company $200.0 million (the Purchase Price), less $4.0 million representing the payment of the royalties received in the fourth quarter of 2020 to HCR. Beginning upon the effective date of the 2020 Royalty Purchase Agreement, Zolgensma and Itvisma royalty payments, up to a specified threshold, shall be paid to HCR, net of upstream royalties payable by the Company to certain licensors in accordance with existing license agreements.

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

The Company estimates the effective interest rate used to record interest expense under the 2020 Royalty Purchase Agreement based on its estimate of total Zolgensma and Itvisma royalties to be paid to HCR under the arrangement. At each reporting date, the Company reassesses its estimate of total future royalty payments to be paid to HCR at the applicable Cap Amount and prospectively adjusts the effective interest rate and amortization of the liability as necessary. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of royalty payments actually paid to HCR, which may differ from the Company’s forecasts. The estimated effective interest rate as of June 30, 2026 and December 31, 2025 was 52.6% and 85.2%, respectively, which was based on the amortized balance of the liability and the estimated remaining royalties to be paid to HCR under the arrangement. The estimated interest rate is subject to adjustments in the future based on actual royalties paid to HCR and changes in the royalty forecast. As of June 30, 2026, the estimated effective interest rate over the life of the 2020 Royalty Purchase Agreement, taking into account actual royalties paid to date and the estimated remaining royalties to be paid under the arrangement, was 16.2%.

The following table presents the changes in the royalty monetization liability under the 2020 Royalty Purchase Agreement with HCR (in thousands):

2020 Royalty
Purchase Agreement
Balance at December 31, 2025	$29,672
Novartis royalties paid to HCR	(21,943)
Interest expense recognized	4,078
Balance at June 30, 2026	11,807
Current portion	(11,807)
Non-current portion	$—

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

The effective interest rate of the 2025 Royalty Bond is partially estimated based on the Company's estimate of future payments under the Royalty Interest to be paid HCR. At each reporting date, the Company reassesses its estimate of total future payments to HCR under the arrangement and prospectively adjusts the effective interest rate and amortization of the debt and associated discount as necessary. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the actual Royalty Interest payments to HCR and fluctuations in the variable interest rate, which may differ from the Company’s forecasts. The estimated effective interest rate as of June 30, 2026 and December 31, 2025 was 14.9% and 15.1%, respectively, which was based on the amortized balance of the liability, the current coupon rate and the estimated remaining payments to HCR under the arrangement.

The following table presents the changes in the royalty monetization liability under the 2025 Royalty Bond with HCR (in thousands):

2025 Royalty Bond
Balance at December 31, 2025	$157,345
Unpaid interest accrued to principal	11,642
Amortization of debt discount and issuance costs	717
Balance at June 30, 2026	169,704
Current portion	(14,958)
Non-current portion	$154,746

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

Expenses incurred by the Company related to the GSK License were recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of license and royalty revenues:
Royalties on net sales of Zolgensma and Itvisma	$760	$5,204	$1,809	$7,786
Settlement payment	—	—	10,000	—
Other	136	5	140	243
Total cost of license and royalty revenues	896	5,209	11,949	8,029
General and administrative	48	53	79	107
	$944	$5,262	$12,028	$8,136

As of June 30, 2026 and December 31, 2025, the Company had recorded $0.9 million and $5.7 million, respectively, payable under the GSK License.

GSK Settlement Agreement

The Company was notified of a dispute with GSK over the amount of sublicense fees paid by the Company to GSK under the GSK License. GSK claimed there had been a significant underpayment by the Company with respect to sublicense fees. In February 2026, the Company and GSK engaged in non-binding mediation regarding the dispute. In March 2026, the Company and GSK entered into a settlement and release agreement (the GSK Settlement Agreement) to resolve the matter. The GSK Settlement Agreement provides for the mutual release of all past claims and certain future claims by the parties under the GSK License. Pursuant to the GSK Settlement Agreement, the Company paid $10.0 million to GSK in March 2026, which was recorded as cost of license and royalty revenues in the first quarter of 2026. Additionally, the Company will continue to pay sublicense fees to GSK on license fees earned under existing sublicense agreements, utilizing the Company's historical allocation methodologies for such sublicense payments.

Litigation

In February 2026, a putative securities class action complaint was filed by Andre Kuik (Kuik) against the Company and certain of its current officers and directors in the United States District Court for the District of Maryland. The complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, on behalf of a putative class of persons who purchased or otherwise acquired the Company's securities during the period from February 9, 2022 through January 27, 2026. The complaint alleged that the Company misled investors concerning the viability and safety of RGX-111, and that the Company's stock price declined following the announcement of the clinical hold imposed by the U.S. Food and Drug Administration (FDA) on the Company’s RGX-111 program on January 28, 2026. In August 2026, an amended complaint was filed focusing on interactions with FDA and Company statements prior to the Company’s receipt of a Complete Response Letter for RGX-121 in February 2026. The amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, on behalf of a putative class of persons who purchased or otherwise acquired the Company's securities during the period from February 7, 2024 through March 3, 2026. The plaintiff seeks unspecified compensatory damages, attorneys' fees, expert fees and other costs, and other relief as the court may deem just and proper. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against them. The Company does not believe that a loss is probable, and no reasonable range of loss is estimable, related to this matter. No liabilities related to this matter were recorded as of June 30, 2026.

In March 2026, a purported stockholder derivative complaint, as revised, was filed by plaintiff Roberto Medina (Medina) against the Company as nominal defendant and certain of its current officers and directors in the United States District Court for the District of Maryland. The complaint alleges breach of fiduciary duty and claims of unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and alleged violations of Sections 10(b), 14(a) and 21D of the Securities Exchange Act of 1934 during the period from February 9, 2022 through January 27, 2026. The complaint alleges that the Company misled investors concerning the viability and safety of RGX-111 and that the Company's stock price declined following the announcement of the clinical hold imposed by the FDA on the Company’s RGX-111 program on January 28, 2026. The complaint seeks, among other relief, damages in favor of the Company, disgorgement of alleged profits, restitution, attorneys' fees, expert fees, corporate governance reforms, and other relief as the court may deem just and proper. In May 2026 a substantially similar suit was filed by plaintiff

Matthew Hay (Hay) in the United States District Court for the District of Maryland, containing largely similar factual and legal contentions and requested relief. In June 2026 the Medina and Hay derivative suits were consolidated and stayed through the resolution of the planned motion to dismiss in the Kuik securities suit. The Company believes the claims are procedurally defective. The Company does not believe that a loss is probable, and no reasonable range of loss is estimable, related to this matter. No liabilities related to this matter were recorded as of June 30, 2026.

9. Capitalization

May 2025 Warrants

In May 2025, in connection with issuance of the 2025 Royalty Bond, the Company issued to HCR the May 2025 Warrants to purchase 268,096 shares of its common stock at an exercise price per share of $14.92. The May 2025 Warrants are exercisable upon issuance and have a contractual term of 10 years. The Company evaluated the May 2025 Warrants and concluded the warrants are indexed to the Company's common stock, meet the criteria to be classified as equity and are not subject to remeasurement. The Company allocated $1.6 million of the net proceeds from the 2025 Royalty Bond to the issuance of the May 2025 Warrants, which were recorded as additional paid-in capital. Please refer to Note 7 for further information on the May 2025 Warrants issued in connection with the 2025 Royalty Bond. As of June 30, 2026, none of the May 2025 Warrants had been exercised and 268,096 of the May 2025 Warrants remained outstanding.

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

The Company evaluated the March 2024 Pre-funded Warrants and concluded the warrants are indexed to the Company's common stock, meet the criteria to be classified as equity and are not subject to remeasurement. The proceeds received from the issuance of the pre-funded warrants were recorded as additional paid-in capital. The Company has issued 652,137 shares of common stock upon the exercise of March 2024 Pre-funded Warrants and as of June 30, 2026, 869,603 of the March 2024 Pre-funded Warrants remained outstanding. No pre-funded warrants were exercised during the three and six months ended June 30, 2026, and 199,300 shares of common stock were issued upon the exercise of pre-funded warrants during the three and six months ended June 30, 2025.

At-the-Market Offering Program

In December 2024, the Company entered into a Sales Agreement with Leerink Partners LLC (Leerink) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million from time to time through Leerink, acting as the Company's sales agent (the ATM Program). During the three and six months ended June 30, 2026, the Company sold 2,318,735 shares of common stock under the ATM Program for aggregate net proceeds of $18.9 million, after deducting commissions and offering expenses. No shares of common stock were sold under the ATM Program prior to the second quarter of 2026.

July 2026 Public Offering and Pre-funded Warrants

In July 2026, the Company completed a public offering of 11,671,139 shares of its common stock (inclusive of 1,667,250 shares pursuant to the full exercise by the underwriters of their option to purchase additional shares) at a price of $9.00 per share and 1,111,111 pre-funded warrants (the July 2026 Pre-funded Warrants) to purchase shares of its common stock at a price of $8.9999 per pre-funded warrant, which equaled the public offering price per share of the common stock less the $0.0001 exercise price of each pre-funded warrant. The aggregate net proceeds received by the Company from the offering were approximately $107.8 million, net of underwriting discounts and commissions and estimated offering expenses.

The July 2026 Pre-funded Warrants are exercisable at the option of the warrant holder at any time and do not expire. The July 2026 Pre-funded Warrants have similar terms and conditions as the March 2024 Pre-funded Warrants.

10. License and Collaboration Agreements

License and Collaboration Revenues

As of June 30, 2026, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in two commercial products, Zolgensma and Itvisma, and in the development of various other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development and commercialization of certain product candidates. Consideration payable to the Company under its license and collaboration agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products, (v) fees for services related to the development and manufacturing of licensed products and (vi) other consideration payable upon optional goods and services purchased by licensees and collaborators. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

Revenues earned under license and collaboration agreements consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
License and royalty revenue:
Zolgensma and Itvisma royalties	$3,841	$18,423	$8,893	$35,416
AbbVie development milestone	100,000	—	100,000	—
Nippon Shinyaku licenses	—	—	—	69,979
Other	—	42	38	119
Total license and royalty revenue	103,841	18,465	108,931	105,514
Service revenue:
Nippon Shinyaku services	3,720	2,720	4,731	4,494
Other	458	174	750	363
Total service revenue	4,178	2,894	5,481	4,857
Total revenues	$108,019	$21,359	$114,412	$110,371

Outstanding development milestone payments are evaluated each reporting period and are only included in the transaction price of each license to the extent the milestones are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of June 30, 2026, the Company’s license and collaboration agreements contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $2.06 billion, including (i) $444.0 million upon the commencement of various stages of clinical trials, (ii) $86.5 million upon the submission of regulatory approval filings or upon regulatory approval of licensed products, and (iii) $1.53 billion upon the achievement of specified sales targets for licensed products, including milestones payable upon the first commercial sale of licensed products. To the extent the Company realizes the milestone payments, the Company may be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of these milestones is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

Accounts Receivable, Contract Assets and Deferred Revenue

The following table presents the balances of the Company’s accounts receivable, contract assets and deferred revenue, as well as other information regarding revenue recognized, during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Accounts receivable, current and non-current:
Beginning of period	$10,458	$19,400	$28,691	$20,947
End of period	$107,189	$21,783	$107,189	$21,783

Contract assets (included in other current assets):
Beginning of period	$65	$44	$104	$239
End of period	$523	$28	$523	$28

Deferred revenue, current and non-current:
Beginning of period	$28,695	$39,885	$29,395	$115
End of period	$25,286	$37,781	$25,286	$37,781

Revenue recognized during the period from:
Amounts included in deferred revenue at beginning of period	$3,409	$2,104	$4,109	$115
Performance obligations satisfied in previous periods	$105,793	$18,425	$110,808	$35,420

Revenue recognized from performance obligations satisfied in previous periods, as presented in the table above, was primarily attributable to Zolgensma and Itvisma royalties and changes in the transaction prices of the Company’s license agreements. Changes in transaction prices were primarily attributable to the achievement of development milestones, or the resolution of related uncertainties such that it became probable that a significant reversal of cumulative revenue would not occur if the development milestone consideration was included in the transaction price. These changes were recognized as cumulative catch-up adjustments to revenue. Revenue recognized during the three and six months ended June 30, 2026 included $100.0 million in cumulative catch-up adjustments for changes in the probability of achievement of development milestones, which was associated with a $100.0 million development milestone achieved under the Company's collaboration and license agreement with AbbVie. No cumulative catch-up adjustments for development milestones were recorded in revenue during the three and six months ended June 30, 2025.

As of June 30, 2026, the Company had recorded deferred revenue of $25.3 million which represents consideration received or unconditionally due from licensees and collaboration partners for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations as of June 30, 2026 consisted of (i) development services to be performed related to licensed products, which will be satisfied as the services are performed, and (ii) material rights granted to purchase commercial supply of licensed products, which will be satisfied upon delivery of the commercial supply. As of June 30, 2026, the aggregate transaction price of the Company’s license and collaboration agreements allocated to performance obligations not yet satisfied or partially satisfied was $27.4 million, primarily associated with development services under the Company's collaboration and license agreement with Nippon Shinyaku, the substantial majority of which is expected to be satisfied over a period of approximately five years.

Accounts receivable consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Current accounts receivable:
Billed to AbbVie for development milestone	$100,000	$—
Billed to other customers	385	557
Unbilled Novartis royalties	4,124	23,806
Unbilled Nippon Shinyaku services	2,222	1,997
Other unbilled	23	19
Current accounts receivable	106,754	26,379
Non-current accounts receivable:
Unbilled Nippon Shinyaku services	—	1,858
Other unbilled	435	454
Non-current accounts receivable	435	2,312
Total accounts receivable	$107,189	$28,691

Zolgensma and Itvisma License with Novartis

In March 2014, the Company entered into an exclusive license agreement (as amended, the Novartis License) with Novartis Innovative Technologies Inc. (formerly, Novartis Gene Therapies, Inc.), a wholly owned subsidiary of Novartis AG (Novartis). Under the Novartis License, the Company granted Novartis an exclusive, worldwide commercial license, with rights to sublicense, to the NAV Technology Platform, as well as other certain rights, for the treatment of spinal muscular atrophy (SMA) in humans by in vivo gene therapy. In 2019, Novartis launched commercial sales of Zolgensma for the treatment of SMA in patients under the age of two years old. In the fourth quarter of 2025, Novartis launched commercial sales of Itvisma for the treatment of SMA in patients two years and older. Zolgensma and Itvisma are licensed products under the Novartis License, pursuant to which the Company receives royalties on certain net sales of the licensed products.

In January 2026, licensed patents for Zolgensma under the Novartis License expired in the United States. The Company is entitled to continued royalties on net sales of Zolgensma in approximately 20 countries where licensed patents remain active. Licensed product made prior to patent expiration but sold after expiration may also be subject to royalties. Licensed patents covering the use of Itvisma have issued in the United States and certain other countries, and the Company is entitled to ongoing royalties on certain net sales of Itvisma in these territories.

The Company recognized the following amounts under the Novartis License (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Zolgensma royalties	$1,753	$18,423	$6,502	$35,416
Itvisma royalties	2,088	—	2,391	—
Total license and royalty revenue	$3,841	$18,423	$8,893	$35,416

Interest income from licensing	$10	$10	$20	$21

As of June 30, 2026 and December 31, 2025, the Company had recorded total accounts receivable of $4.4 million and $24.1 million, respectively, from Novartis under the Novartis License, which consisted primarily of Zolgensma and Itvisma royalties receivable. Royalties receivable as of June 30, 2026 included $3.3 million expected to be paid to HCR in accordance with the 2020 Royalty Purchase Agreement discussed in Note 7. The Company recognizes royalty revenue from net sales of Zolgensma and Itvisma in the period in which the underlying products are sold by Novartis, which in certain cases may require the Company to estimate royalty revenue for periods of net sales which have not yet been reported to the Company. Estimated royalties are reconciled to actual amounts reported in subsequent periods, and any differences are recognized as an adjustment to royalty revenue in the period the royalties are reported.

Collaboration Agreements

AbbVie Collaboration and License Agreement

In September 2021, the Company entered into a collaboration and license agreement with AbbVie to jointly develop and commercialize sura-vec (or ABBV-RGX-314), the Company’s product candidate for the treatment of wet AMD, DR and other chronic retinal diseases (as amended, the AbbVie Collaboration Agreement). The AbbVie Collaboration Agreement became effective in November 2021.

Pursuant to the AbbVie Collaboration Agreement, the Company granted AbbVie a co-exclusive license to develop and commercialize sura-vec in the United States and an exclusive license to develop and commercialize sura-vec outside the United States. The Company and AbbVie will collaborate to develop sura-vec in the United States, and AbbVie will be responsible for the development of sura-vec in specified markets outside the United States. Global development expenses for sura-vec are shared by the parties in accordance with the AbbVie Collaboration Agreement, with AbbVie being responsible for the majority of total development expenses.

The Company will lead the manufacturing of sura-vec for clinical development and U.S. commercial supply, and AbbVie will lead the manufacturing of sura-vec for commercial supply outside the United States. Manufacturing expenses will be allocated between the parties in accordance with the terms of the AbbVie Collaboration Agreement and mutually agreed supply agreements. If requested by AbbVie, the Company will manufacture up to a specified portion of sura-vec commercial supply for sales outside the United States at a price specified in the agreement. AbbVie will lead the commercialization of sura-vec globally, and the Company will participate in U.S. commercialization efforts as provided under a commercialization plan determined in accordance with the agreement. The Company and AbbVie will share equally in the net profits and net losses associated with the commercialization of sura-vec in the United States. Outside the United States, AbbVie will be responsible, at its sole cost, for the commercialization of sura-vec.

In consideration for the rights granted under the AbbVie Collaboration Agreement, AbbVie paid the Company an up-front fee of $370.0 million upon the effective date of the agreement in November 2021 and is required to pay to the Company up to $1.38 billion upon the achievement of specified development and sales-based milestones, of which $562.5 million are based on development milestones and $820.0 million are sales-based milestones. AbbVie is also required to pay to the Company tiered royalties on net sales of sura-vec outside the United States at percentages in the mid-teens to low twenties, subject to specified offsets and reductions.

In August 2025, the Company and AbbVie entered into an amendment to the AbbVie Collaboration Agreement which modified the development plan and milestone payment structure for the sura-vec DR program. Under the amendment, the Company will conduct the first registration enabling trial for DR suprachoroidal (SCS) treatment as a combined Phase IIb/III trial (NAAVIGATE) which will be performed in two parts (Part 1 and Part 2), and AbbVie will conduct the second registration enabling trial as a separate, standalone Phase III trial. In lieu of a $200.0 million development milestone payable to the Company under the original AbbVie Collaboration Agreement upon first patient dosed in the first registration enabling trial for DR SCS treatment, AbbVie will pay the Company $100.0 million upon first patient dosed in the NAAVIGATE trial (the First DR Milestone) and an additional $100.0 million upon first patient dosed in the subsequent Phase III trial (the Second DR Milestone). Also pursuant to the amendment, AbbVie will lead a new Phase III randomized controlled study (ACHIEVE) to assess the injection burden, adverse events, change in disease activity, and long-term preservation of visual acuity of sura-vec in adult participants with neovascular AMD. The Company will be responsible for its development expenses to conduct Part 1 of the NAAVIGATE trial and the parties will share the development expenses related to Part 2 of the NAAVIGATE trial and the subsequent Phase III trial for DR in accordance with the existing terms of the AbbVie Collaboration Agreement. AbbVie will be responsible for all development expenses related to the ACHIEVE study.

In June 2026, the Company dosed the first patient in the NAAVIGATE trial, resulting in a $100.0 million milestone payment due from AbbVie for achievement of the First DR Milestone. The $100.0 million milestone payment was recorded as accounts receivable as of June 30, 2026 and was received from AbbVie in July 2026.

The Company applied the requirements of ASC 606, Revenue from Contracts with Customers (ASC 606) to the AbbVie Collaboration Agreement for the units of account in which AbbVie was deemed to be a customer. The Company determined that there is only one material performance obligation under the agreement for the delivery of the intellectual property license to develop and commercialize sura-vec globally. The intellectual property licensed to AbbVie includes the rights to certain patents, data, know-how and other rights developed and owned by the Company, as well as other intellectual property rights exclusively licensed by the Company from various third parties. As of June 30, 2026, the transaction price of the AbbVie Collaboration Agreement was $470.0 million, which consisted of (i) the $370.0 up-front payment received from AbbVie in November 2021 and (ii) the $100.0 million development milestone payment earned upon achievement of the First DR Milestone in June 2026, which was received from AbbVie in July 2026. As of June 30, 2026, variable consideration excluded from the transaction price of the AbbVie Collaboration Agreement includes $462.5 million in payments for development milestones that have not yet been achieved and were not considered probable of achievement. Additionally, the transaction price excludes sales-based milestone payments of $820.0 million and royalties on net sales of sura-vec outside the United States. Development milestones will be added to the transaction price and recognized as revenue upon achievement, or if deemed probable of achievement. In accordance with the sale- or usage-based royalty exception under ASC 606, royalties on net sales and sales-based milestones will be recognized as revenue in the period the underlying sales occur or milestones are achieved. The $470.0 million transaction price of the AbbVie Collaboration Agreement has been fully recognized as license and royalty revenue since the intellectual property licenses were delivered to AbbVie at the inception of the agreement in November 2021. The transaction price of the AbbVie Collaboration Agreement increased by $100.0 million during the three and six months ended June 30, 2026 as a result of the achievement of the First DR Milestone in June 2026, as the milestone payment was previously constrained and excluded from the transaction price. The $100.0 million increase in the transaction price was fully recognized as a cumulative catch-up adjustment to revenue upon the achievement of the First DR Milestone in June 2026. There were no changes in the transaction price of the AbbVie Collaboration Agreement, and no revenue was recognized, during the three and six months ended June 30, 2025.

The Company applied the requirements of ASC 808, Collaborative Arrangements (ASC 808) to the AbbVie Collaboration Agreement for the units of account which were deemed to be a collaborative arrangement. Both the Company and AbbVie will perform various activities related to the development, manufacturing and commercialization of sura-vec in the United States. Development costs are shared between the parties in accordance with the terms of the AbbVie Collaboration Agreement, and the parties will share equally in the net profits and losses derived from sales of sura-vec in the United States. The Company accounts for payments to and from AbbVie for the sharing of development and commercialization costs in accordance with its accounting policy for collaborative arrangements. Amounts owed to AbbVie for the Company’s share of development costs or commercialization costs incurred by AbbVie are recorded as research and development expense or general and administrative expense, respectively, in the period the costs are incurred. Amounts owed to the Company for AbbVie’s share of development costs or commercialization costs incurred by the Company are recorded as a reduction of research and development expense or general and administrative expense, respectively, in the period the costs are incurred. At the end of each reporting period, the Company records a net amount due to or from AbbVie as a result of the cost-sharing arrangement. As of June 30, 2026 and December 31, 2025, the Company had recorded $10.5 million and $10.9 million, respectively, due from AbbVie for net reimbursement of costs incurred for activities performed under the AbbVie Collaboration Agreement, which was included in other current assets on the consolidated balance sheets.

The Company recognized the following amounts under the AbbVie Collaboration Agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
License and royalty revenue	$100,000	$—	$100,000	$—

Net cost reimbursement to (from) AbbVie included in:
Research and development expense	$(12,051)	$(17,056)	$(24,686)	$(31,737)
General and administrative expense	1,231	551	1,751	1,148
Total net cost reimbursement to (from) AbbVie	$(10,820)	$(16,505)	$(22,935)	$(30,589)

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

As of June 30, 2026, the transaction price of the Nippon Shinyaku Collaboration Agreement included fixed consideration of $110.0 million for the up-front payment and estimated variable consideration of $6.2 million for reimbursable costs of manufacturing and other services which are deemed not to be constrained. Variable consideration which has been excluded from the transaction price includes $40.0 million in payments for development milestones that have not yet been achieved and were not considered probable of achievement, and reimbursable costs of manufacturing and other services which are contingent on events occurring that are outside the Company’s control and are deemed to be constrained. The transaction price also excludes sales-based milestone payments of $660.0 million and royalties on net sales of RGX-121 and RGX-111 in the United States and Asia territories. Development milestones will be added to the transaction price upon achievement, or if deemed probable of achievement, and other variable consideration for manufacturing and other services may be added to the transaction price in the future as uncertainties regarding payment of the consideration are resolved. In accordance with the sale- or usage-based royalty exception under ASC 606, royalties on net sales and sales-based milestones will be recognized as revenue in the period the underlying sales occur or milestones are achieved. There were no changes in the fixed transaction price of the Nippon Shinyaku Collaboration Agreement during the three and six months ended June 30, 2026 and 2025.

The fixed transaction price of the Nippon Shinyaku Collaboration Agreement of $110.0 million was allocated to the various performance obligations based on their relative standalone selling prices, which requires significant judgment. The $6.2 million of estimated variable consideration included in the transaction price is allocated directly to performance obligations for the manufacturing of commercial supply prior to regulatory approval and other service obligations since the consideration is directly associated with the performance of such services and reimbursement of applicable costs. Consideration contingent upon the future exercise of options to purchase commercial supply is excluded from the transaction price until exercised.

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

The Company recognized the following amounts under the Nippon Shinyaku Collaboration Agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
License and royalty revenue	$—	$—	$—	$69,979
Service revenue	3,720	2,720	4,731	4,494
Total revenues	$3,720	$2,720	$4,731	$74,473

As of June 30, 2026 and December 31, 2025, the Company had recorded total accounts receivable of $2.5 million and $4.1 million, respectively, for reimbursement of manufacturing-related development costs and other services under the Nippon Shinyaku Collaboration Agreement.

As of June 30, 2026, the Company had recorded total deferred revenue of $25.3 million for development services and material rights which have not yet been satisfied under the Nippon Shinyaku Collaboration Agreement, of which $9.9 million was included in current liabilities and $15.4 million was included in non-current liabilities. As of December 31, 2025, the Company had recorded total deferred revenue of $29.4 million for development services and material rights which have not yet been satisfied under the Nippon Shinyaku Collaboration Agreement, of which $10.5 million was included in current liabilities and $18.9 million was included in non-current liabilities.

11. Stock-based Compensation

The total number of shares of common stock authorized for issuance under the 2025 Equity Incentive Plan (the 2025 Plan) upon its adoption in May 2025 was 5,500,000. The number of shares authorized for issuance under the 2025 Plan shall automatically increase for any shares of common stock underlying awards outstanding under the 2015 Equity Incentive Plan (the 2015 Plan), as of the adoption date of the 2025 Plan, which are not issued due to forfeiture, expiration, termination or cancellation of the award including, subject to shareholder approval at the 2026 Annual Meeting of Stockholders, an exchange of the award (to the extent that surrendered options exceed newly issued options in such exchange). Shares of common stock that are withheld, tendered, or otherwise not issued in connection with the settlement of awards outstanding under the 2015 Plan do not increase the number of shares authorized for issuance under the 2025 Plan. As of June 30, 2026, the total number of shares of common stock reserved for issuance under the 2025 Plan and 2015 Plan was 18,957,280, of which 3,826,446 remained available for future grants under the 2025 Plan.

The Company's equity incentive plans provide for the issuance of stock options, stock appreciation rights, restricted and unrestricted stock and unit awards, and performance cash awards to employees, members of the Board of Directors and consultants of the Company. As of June 30, 2026, the Company has issued only stock options, restricted stock units (RSUs) and performance stock units (PSUs) under its equity plans. Stock options generally expire 10 years following the date of grant and typically vest over a four-year service period, but contractual terms and vesting provisions can vary by award based on the discretion of the Board of Directors. Stock options have an exercise price at least equal to the estimated fair value of the Company’s common stock on the date of grant. RSUs typically vest over a four-year service period, but vesting provisions can vary by award based on the discretion of the Board of Directors. In January 2026, the Company granted PSUs to certain executive employees. PSUs have similar terms and conditions as RSUs, except that vesting is contingent upon the achievement of specified performance conditions in addition to service conditions over a period of one year. Upon vesting, RSUs and PSUs are settled in common stock of the Company. Awards granted under the 2025 Plan generally have a minimum vesting requirement of one year from the grant date.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$3,726	$4,778	$7,406	$9,485
RSUs	4,255	3,713	8,564	7,381
PSUs	852	—	1,257	—
Employee stock purchase plan	220	162	443	324
	$9,053	$8,653	$17,670	$17,190

As of June 30, 2026, the Company had $53.2 million of unrecognized stock-based compensation expense related to stock options, RSUs, PSUs and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.4 years.

The Company recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$3,851	$3,989	$7,611	$7,936
General and administrative	5,202	4,664	10,059	9,254
	$9,053	$8,653	$17,670	$17,190

Stock Options

The following table summarizes stock option activity under the Company's equity incentive plans (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2025	11,566	$25.26	6.0	$17,523
Granted	907	$10.86
Exercised	(248)	$12.89
Cancelled or forfeited	(396)	$26.53
Outstanding at June 30, 2026	11,829	$24.37	6.0	$11,724
Exercisable at June 30, 2026	8,630	$29.13	5.1	$4,221
Vested and expected to vest at June 30, 2026	11,829	$24.37	6.0	$11,724

(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2026 was $6.94. During the six months ended June 30, 2026, the total number of stock options exercised was 247,717, resulting in total proceeds of $0.2 million. The number of stock options exercised during the period includes shares withheld to cover option cost and taxes. The total intrinsic value of options exercised during the six months ended June 30, 2026 was $0.1 million.

Stock Option Exchange Program

On June 3, 2026, the Company commenced an offer to exchange (the Offer to Exchange) certain eligible stock options held by eligible non-executive employees for replacement stock options under a voluntary stock option exchange program (the Stock Option Exchange Program).

Under the Stock Option Exchange Program, eligible employees were offered the opportunity to exchange outstanding stock options granted under the 2015 Plan that have an exercise price equal to or greater than $18.00 per share (Eligible Options), for a lesser number of replacement stock options to be granted under the 2025 Plan with an exercise price per share equal to the fair value of the Company’s common stock on the replacement option grant date (Replacement Options). The number of Replacement Options granted in exchange for Eligible Options surrendered shall be calculated based on specified exchange ratios which vary based on the grant date and exercise price of the Eligible Options. The exchange ratios were established in order to result in a fair value of the Replacement Options that was generally equal, on an aggregate basis, to the fair value of the Eligible Options surrendered.

The Offer to Exchange expired on July 1, 2026. Pursuant to the terms and conditions of the Offer to Exchange, a total of 184 eligible employees elected to exchange a total of 1,940,394 Eligible Options with a weighted-average exercise price of $35.13 per share, representing approximately 67.0% of the total Eligible Options outstanding. On July 2, 2026, all Eligible Options that were tendered were cancelled and, in exchange therefore, the Company granted Replacement Options to purchase 775,401 shares of common stock with an exercise price of $13.28 per share, which was the closing price of the Company's common stock on July 2, 2026. The Replacement Options expire eight years from the grant date and are subject to new vesting schedules based on continued service over a period of two years from the grant date. Effective July 2, 2026, a total of 1,164,933 shares of common stock were added to the number of shares available for future grants under the 2025 Plan, which represents the total number of Eligible Options cancelled, less of the total number of Replacement Options granted, under the Stock Option Exchange Program.

The exchange of Eligible Options for Replacement Options under the Stock Option Exchange Program is expected to be accounted for as a modification of the Eligible Options in the third quarter of 2026. Since the Stock Option Program was designed as a value-for-value exchange, the Company does not expect the incremental stock-based compensation resulting from the modification of the awards to be material to the Company's consolidated financial statements. Any such incremental stock-based compensation resulting from the Stock Option Exchange will be recognized over the two-year vesting period of the Replacement Options.

Restricted Stock Units

The following table summarizes RSU activity under the Company's equity incentive plans (in thousands, except per share data):

		Weighted-average
		Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2025	2,850	$13.08
Granted	1,172	$13.50
Vested	(896)	$14.96
Forfeited	(131)	$11.57
Unvested RSUs at June 30, 2026	2,995	$12.75

The total intrinsic value of RSUs vested during the six months ended June 30, 2026 was $11.2 million.

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

Stock-based compensation expense for PSUs is measured based on the grant date fair value of the award, which is determined based on the fair value of the Company's stock on the grant date, and is recognized over the requisite service period beginning in the period it is probable that the performance conditions will be achieved. As of June 30, 2026, certain specified performance conditions were achieved or deemed probable of achievement but vesting of the associated PSUs remains subject to continued service conditions. No PSUs vested during the six months ended June 30, 2026.

The following table summarizes PSU activity under the Company's equity incentive plans (in thousands, except per share data):

		Weighted-average
		Grant Date
	Shares	Fair Value
Unvested PSUs at December 31, 2025	—	$—
Granted	306	$14.18
Vested	—	$—
Forfeited	—	$—
Unvested PSUs at June 30, 2026	306	$14.18

Employee Stock Purchase Plan

As of June 30, 2026, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 1,426,994, of which 662,624 remained available for future issuance. During the six months ended June 30, 2026, 92,682 shares of common stock were issued under the 2015 ESPP.

12. Income Taxes

The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets as of June 30, 2026 and December 31, 2025. Based on the Company’s history of operating losses, and other relevant facts and circumstances, the Company concluded that it was more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its deferred tax assets as of June 30, 2026 and December 31, 2025.

13. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net income (loss) per share:
Net income (loss)	$22,709	$(70,871)	$(67,342)	$(64,788)
Shares used in computation:
Weighted-average common shares outstanding	52,820	51,483	52,625	51,423
Basic net income (loss) per share	$0.43	$(1.38)	$(1.28)	$(1.26)

Diluted net income (loss) per share:
Net income (loss)	$22,709	$(70,871)	$(67,342)	$(64,788)
Shares used in computation:
Weighted-average common shares outstanding	52,820	51,483	52,625	51,423
RSUs	196	—	—	—
Weighted-average diluted common shares	53,016	51,483	52,625	51,423
Diluted net income (loss) per share	$0.43	$(1.38)	$(1.28)	$(1.26)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options outstanding	11,829	11,810	11,829	11,810
Unvested RSUs	1,679	2,982	2,995	2,982
Unvested PSUs	184	—	184	—
Employee stock purchase plan	88	111	88	111
May 2025 Warrants outstanding	268	268	268	268
	14,048	15,171	15,364	15,171

In addition to the common stock equivalents in the table above, the computations of weighted-average diluted common shares for the three and six months ended June 30, 2026 exclude 122,565 unvested PSUs as of June 30, 2026 for which vesting is contingent upon the future achievement of performance conditions.

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

The CODM reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions and allocating resources. The CODM uses net income (loss) to assess performance versus operating budgets and in the preparation of near-term and long-range operating plans to inform decisions on resource and capital allocation. The CODM reviews consolidated cash, cash equivalents and marketable securities as a measure of segment assets. As of June 30, 2026 and December 31, 2025, the Company’s cash, cash equivalents and marketable securities were $105.5 million and $240.9 million, respectively.

The following table presents information about the Company's segment revenues, significant segment expenses regularly provided to the CODM, other segment items and consolidated net income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$108,019	$21,359	$114,412	$110,371
Less:
Cost of license and royalty revenues	1,042	5,209	12,116	8,645
Research and development expense
Personnel	18,921	18,047	38,940	36,689
Direct development and support (a)	26,924	31,041	54,021	55,060
Facilities	2,856	2,753	5,702	5,521
Stock-based compensation	3,851	3,989	7,611	7,936
Depreciation and amortization	3,534	3,670	7,151	7,381
Total research and development expense	56,086	59,500	113,425	112,587
General and administrative expense
Personnel	5,744	5,524	11,997	11,488
Other general and administrative (b)	9,078	8,201	17,675	16,420
Facilities	1,369	1,259	2,728	2,589
Stock-based compensation	5,202	4,664	10,059	9,254
Depreciation and amortization	223	235	463	479
Total general and administrative expense	21,616	19,883	42,922	40,230
Other segment items (c)	(6,566)	(7,638)	(13,291)	(13,697)
Net income (loss)	$22,709	$(70,871)	$(67,342)	$(64,788)

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

The Company’s interest income included interest income from licensing as presented in the consolidated statements of operations and comprehensive income (loss), as well as interest income from investments of $1.2 million and $3.2 million during the three and six months ended June 30, 2026, respectively, and $3.4 million and $5.9 million during the three and six months ended June 30, 2025, respectively, which is included within investment income in the consolidated statements of operations and comprehensive income (loss).

The substantial majority of the Company’s assets reside in the United States.

15. Supplemental Disclosures

Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid external research and development expenses	$7,957	$6,410
Prepaid external general and administrative expenses	2,584	3,969
Other	1,363	1,548
	$11,904	$11,927

Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Net cost reimbursement due from AbbVie	$10,536	$10,871
Accrued interest on investments	348	1,004
Other	873	1,030
	$11,757	$12,905

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued personnel costs	$12,959	$17,418
Accrued external research and development expenses	6,323	10,229
Accrued external general and administrative expenses	2,028	1,301
Accrued royalties and sublicense fees	964	8,652
Accrued purchases of property and equipment	46	33
Other	753	757
	$23,073	$38,390

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

Overview of Product Candidates

We have developed a broad pipeline of gene therapy programs using our proprietary adeno-associated virus (AAV) gene therapy delivery platform (NAV Technology Platform) as a one-time treatment to address an array of diseases. Our lead programs and product candidates are described below.

Sura-vec (ABBV-RGX-314)

We are developing ABBV-RGX-314 (surabgene lomparvovec, sura-vec) in collaboration with AbbVie as a potential one-time treatment for chronic retinal conditions that cause total or partial vision loss, including wet age-related macular degeneration (wet AMD) and diabetic retinopathy (DR). In wet AMD, sura-vec is currently being evaluated in multiple clinical trials utilizing subretinal delivery, including two pivotal trials (ATMOSPHERE and ASCENT) where enrollment has been completed, one long-term follow-up study and a fellow eye sub-study. In DR, we are actively enrolling a pivotal, two-part Phase IIb/III study (NAAVIGATE) using suprachoroidal delivery. In addition to these late-stage pivotal programs, sura-vec is being evaluated in two Phase II clinical trials in patients with wet AMD (AAVIATE) and DR (ALTITUDE), which are ongoing along with two corresponding long-term follow-up studies, all utilizing in-office suprachoroidal delivery. Within the Phase II study in DR, we are also evaluating sura-vec in diabetic macular edema (DME). Sura-vec uses the NAV® AAV8 vector to deliver a gene encoding a therapeutic antibody fragment to inhibit vascular endothelial growth factor (VEGF). We have licensed certain exclusive rights to the SCS Microinjector® from Clearside Biomedical, Inc. (Clearside) to deliver gene therapy treatments to the suprachoroidal space of the eye.

Sura-vec for Treatment of Wet AMD

Subretinal Delivery

ATMOSPHERE® and ASCENT® are multi-center, randomized, active-controlled trials evaluating sura-vec versus ranibizumab and aflibercept, respectively. The primary endpoint is non-inferiority based on change from baseline in best-corrected visual acuity (BCVA) at 54 weeks and one year, respectively. Secondary endpoints include safety and tolerability, change in central retinal thickness (CRT) and need for supplemental anti-VEGF injections in the treatment arms.

Enrollment in the ATMOSPHERE and ASCENT pivotal trials for the treatment of patients with wet AMD using subretinal delivery was completed in October 2025. These trials, which together enrolled over 1,200 participants across more than 200 sites, are expected to support global regulatory submissions including with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA). Topline data from these trials are expected to be announced in the fourth quarter of 2026 in partnership with AbbVie, with global regulatory submissions expected in 2027.

In July 2026, we presented long-term follow-up data from the Phase I/IIa trial that demonstrated a durable safety and efficacy profile through five years, with participants in Cohorts 3 and 4, who received subretinal sura-vec at doses similar to those being studied in the ATMOSPHERE and ASCENT pivotal trials, demonstrating stable to improved visual acuity and meaningful reductions in anti-VEGF treatment burden, with the exception of one participant in Cohort 4 with polypoidal choroidal vasculopathy refractory to anti-VEGF therapy.

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

Sura-vec for Treatment of DR and DME

In August 2025, we and AbbVie announced an amendment to our collaboration agreement and plans to initiate a pivotal program consisting of a Phase IIb/III trial (NAAVIGATE) as well as a second Phase III trial. NAAVIGATE is a two-part, multicenter, randomized, masked, sham-controlled Phase IIb/III study to evaluate the safety and efficacy of a one-time, in-office administration of sura-vec in subjects with non-proliferative diabetic retinopathy (NPDR) without center-involved diabetic macular edema (CI-DME). The primary endpoint is >2-step improvement on the Diabetic Retinopathy Severity Scale (DRSS) at one year. We are actively enrolling the Phase IIb/III NAAVIGATE trial and, in June 2026, dosed the first patient in the Phase IIb portion of the trial, upon which we earned a $100.0 million milestone payment that was received from AbbVie in July 2026. Following an interim analysis of part one (Phase IIb) of the NAAVIGATE trial, we and AbbVie expect to initiate a Phase III expansion, including part two (Phase III) of the U.S. NAAVIGATE trial and a parallel global trial led by AbbVie.

Concurrent with the August 2025 announcement, we announced positive two-year data from the Phase II ALTITUDE® trial. The ALTITUDE trial is a multi-center, open label, randomized, controlled, dose-escalation Phase II trial to evaluate the efficacy, safety and tolerability of sura-vec using suprachoroidal delivery for the treatment of DR. The positive two-year data showed sura-vec was well tolerated in subjects with NPDR at dose levels 1, 2, and 3. There were no drug-related serious adverse events and no intraocular inflammation was observed through two years at dose level 3 (1.0x1012 GC/eye) (n = 15) with short-course topical prophylactic steroids. Additionally, 50% of dose level 3 patients achieved at least a two-step improvement without need for any supplemental treatment.

In July 2026, we presented long-term follow-up data from the Phase II ALTITUDE trial that showed, among other findings, that participants at dose level 3 (1.0×10¹² GC/eye) with short-course prophylactic topical steroids, the same dose being evaluated in the Phase IIb/III NAAVIGATE trial, maintained a durable safety and efficacy profile through 2.5 years. 55% of participants achieved >2-step improvement on the DRSS without additional treatment, and 70% of participants experienced no vision-threatening events. These data are consistent with previously presented two-year dose level 3 NPDR data from the ALTITUDE trial and support the potential of one-time in-office sura-vec to modify the underlying disease and decrease risk of vision-threatening events.

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

In October 2025, we announced that enrollment had completed in the pivotal portion of AFFINITY DUCHENNE (n=approximately 30).

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

As of May 2026, in recent discussions, the FDA shared that the use of RGX-202 microdystrophin expression as a surrogate endpoint will be based on the correlation analysis with clinical outcomes, which has been clearly demonstrated in our interim data. While the FDA has recommended a randomized controlled trial, it has guided that externally controlled trials may be adequate for demonstrating substantial evidence of effectiveness, especially when the treatment effect is sufficiently large enough to overcome limitations of externally controlled trials.

Given the positive topline pivotal data, continued favorable safety profile, and statistically significant correlation between microdystrophin and functional improvement, we plan to initiate a Biologics License Application (BLA) submission in the third quarter of 2026 under the accelerated approval pathway to support potential FDA approval in the second half of 2027.

In June 2026, we announced we had completed dosing in the confirmatory study of RGX-202 and our plan to include in our planned BLA a safety dataset from the AFFINITY DUCHENNE pivotal and confirmatory studies (n=63) as well as efficacy data from the pivotal portion (n=30), including 12-month functional data for at least half of the total participants in the pivotal study.

We expect to initiate AFFINITY® RISE, a new, ex-U.S. randomized, placebo-controlled study to support RGX-202 global regulatory submissions, in the first half of 2027.

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

Following the CRL, we entered into discussions with FDA senior leadership in March 2026 and filed a Formal Dispute Resolution Request.

In June 2026, we announced alignment with the FDA regarding the next steps needed for a potential accelerated approval of RGX-121. During those discussions, the FDA acknowledged that the existing RGX-121 clinical data is sufficient to be considered for the accelerated approval pathway and that the Company does not need to enroll additional patients or conduct additional studies, including the FDA’s previously recommended incorporation of an untreated control arm. The FDA asked the Company to request a Type A meeting to review existing longer-term biomarker and clinical data and to resubmit the BLA following this meeting. The FDA stated that it would review our resubmission on an expedited basis, with labeling discussions to begin shortly following the resubmission.

In July 2026, we and the FDA held a positive Type A meeting during which the FDA reaffirmed that no additional studies of RGX-121 are required for BLA resubmission. We and the FDA aligned on resubmission requirements and we plan to resubmit the RGX-121 BLA in the third quarter of 2026. The resubmission will include longer-term efficacy and safety data, including participant imaging that has been submitted to FDA and continues to be collected and analyzed as part of ongoing RGX-121 safety monitoring. A post-approval confirmatory study will be discussed as part of BLA review.

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

In June 2026, we dosed the first patient in the NAAVIGATE trial, resulting in a $100.0 million development milestone payment from AbbVie which was fully recognized as license and royalty revenue in the second quarter of 2026. The $100.0 million milestone payment was recorded as accounts receivable as of June 30, 2026 and was received from AbbVie in July 2026.

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

NAV Technology Licensing Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform and other intellectual property rights to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of June 30, 2026, our NAV Technology Platform was being applied in two commercial products, Zolgensma® and Itvisma®, and the preclinical and clinical development of various other licensed products. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform and creating additional revenue opportunities.

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

Zolgensma and Itvisma Royalties

Royalty revenue to date consists primarily of royalties on net sales of Zolgensma and Itvisma, which are marketed by Novartis Innovative Technologies Inc. (formerly, Novartis Gene Therapies, Inc.), a wholly owned subsidiary of Novartis AG (Novartis), for the treatment of spinal muscular atrophy (SMA). Zolgensma and Itvisma are licensed products under our license agreement with Novartis (the Novartis License) for the development and commercialization of treatments for SMA using the NAV Technology Platform.

In January 2026, licensed patents for Zolgensma under the Novartis License expired in the United States. We are entitled to continued royalties on net sales of Zolgensma in approximately 20 countries where licensed patents remain active. Licensed product made prior to patent expiration but sold after expiration may also be subject to royalties. Licensed patents covering the use of Itvisma have issued in the United States and certain other countries, and we are entitled to ongoing royalties on certain net sales of Itvisma in these territories.

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

We expect to continue to incur significant research and development expenses for the foreseeable future as we continue the development of our product candidates and engage in early research and development for prospective product candidates and new technologies. The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct Expenses
ABBV-RGX-314 (sura-vec)	$7,016	$12,691	$15,266	$21,254
RGX-202	9,857	4,929	16,823	9,437
RGX-121	1,187	2,863	1,902	6,337
Other product candidates	1,054	2,508	2,248	3,299
Total direct expenses	19,114	22,991	36,239	40,327
Unallocated Expenses
Platform and early research	7,810	8,050	17,782	14,733
Personnel	18,921	18,047	38,940	36,689
Facilities	2,856	2,753	5,702	5,521
Stock-based compensation	3,851	3,989	7,611	7,936
Depreciation and amortization	3,534	3,670	7,151	7,381
Total unallocated expenses	36,972	36,509	77,186	72,260
Total research and development	$56,086	$59,500	$113,425	$112,587

Direct expenses related to the development of sura-vec include $12.1 million and $24.7 million for the three and six months ended June 30, 2026, respectively, and $17.1 million and $31.7 million for the three and six months ended June 30, 2025, respectively, in net cost reimbursement from AbbVie under our collaboration, which were recorded as a reduction of research and development expenses. In addition to reimbursement of direct development expenses, net cost reimbursement from AbbVie includes reimbursement of personnel and overhead costs attributable to the development of sura-vec, the underlying costs of which are reported as unallocated expenses in the table above. We typically utilize our employee and infrastructure resources across our development programs. As a result, we generally do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs.

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

General and Administrative Expense

Our general and administrative expenses consist primarily of salaries, wages and personnel-related costs, including benefits, travel and stock-based compensation, for employees performing functions other than research and development. This includes certain personnel in executive, commercial, corporate development, finance, legal, human resources, information technology, facilities and administrative support functions. Additionally, general and administrative expenses include costs associated with accounting, legal, commercial and other corporate advisory services, obtaining and maintaining patents, insurance, information systems and other general corporate activities, as well as facility-related costs and other corporate overhead costs not otherwise allocated to research and development expense. We expect that our general and administrative expenses will increase as we continue to develop, and potentially commercialize, our product candidates. Specifically, we expect general and administrative costs associated with the potential commercialization of our product candidates to increase in future periods as we and our commercial partners prepare for and carry out product launch efforts, in particular for the potential commercialization of our RGX-202 and sura-vec product candidates.

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

Results of Operations

Our consolidated results of operations were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenues
License and royalty revenue	$103,841	$18,465	$85,376	$108,931	$105,514	$3,417
Service revenue	4,178	2,894	1,284	5,481	4,857	624
Total revenues	108,019	21,359	86,660	114,412	110,371	4,041
Operating Expenses
Cost of license and royalty revenues	1,042	5,209	(4,167)	12,116	8,645	3,471
Research and development	56,086	59,500	(3,414)	113,425	112,587	838
General and administrative	21,616	19,883	1,733	42,922	40,230	2,692
Other operating expenses	12	45	(33)	48	60	(12)
Total operating expenses	78,756	84,637	(5,881)	168,511	161,522	6,989
Income (loss) from operations	29,263	(63,278)	92,541	(54,099)	(51,151)	(2,948)
Other Income (Expense)
Interest income from licensing	17	21	(4)	33	46	(13)
Investment income	1,222	3,379	(2,157)	3,225	5,880	(2,655)
Interest expense	(7,793)	(10,993)	3,200	(16,501)	(19,563)	3,062
Total other income (expense)	(6,554)	(7,593)	1,039	(13,243)	(13,637)	394
Net income (loss)	$22,709	$(70,871)	$93,580	$(67,342)	$(64,788)	$(2,554)

Comparison of the Three Months Ended June 30, 2026 and 2025

License and Royalty Revenue. License and royalty revenue increased by $85.4 million, from $18.5 million for the three months ended June 30, 2025 to $103.8 million for the three months ended June 30, 2026. The increase was primarily attributable to $100.0 million of license revenue recognized in the second quarter of 2026 upon the achievement of a development milestone under our sura-vec collaboration with AbbVie for the first patient dosed in the NAAVIGATE trial. The increase in license and royalty revenue was partially offset by a decrease in royalty revenues for the second quarter of 2026.

Combined Zolgensma and Itvisma royalties decreased by $14.6 million, from $18.4 million for the second quarter of 2025 to $3.8 million for the second quarter of 2026. Novartis reported combined Zolgensma and Itvisma sales of $365 million for the second quarter of 2026, as compared to $297 million for the second quarter of 2025. Per Novartis, sales growth was driven by continued launch momentum from Itvisma, and Zolgensma sales remained stable. Zolgensma royalties for the second quarter of 2026 were $1.8 million, a decrease of $16.7 million from the second quarter of 2025, which was primarily attributable to the expiration of licensed patents in the United States in January 2026. We are entitled to continued royalties on net sales of Zolgensma in approximately 20 countries where licensed patents remain active. Itvisma royalties for the second quarter of 2026 were $2.1 million. Itvisma was approved in the United States in the fourth quarter of 2025, with U.S. sales commencing in the first quarter of 2026. Itvisma is now also approved in the UAE, Japan, Qatar and the EU. Licensed patents covering the use of Itvisma have issued in the United States and certain other countries, and we are entitled to ongoing royalties on certain net sales of Itvisma in these territories.

Research and Development Expense. Research and development expenses decreased by $3.4 million, from $59.5 million for the three months ended June 30, 2025 to $56.1 million for the three months ended June 30, 2026. The decrease was primarily attributable to the following:

•
a decrease of $3.0 million in manufacturing-related expenses and other clinical supply costs for our lead product candidates; and
•
a decrease of $1.5 million in costs associated with clinical trials and regulatory activities, largely driven by a decrease in expenses for sura-vec and RGX-121 pivotal trials, and partially offset by an increase in pivotal trial expenses for RGX-202.

The decrease in research and development expenses was partially offset by an increase of $0.9 million in costs associated with preclinical activities and other early-stage research and development.

General and Administrative Expense. General and administrative expenses increased by $1.7 million, from $19.9 million for the three months ended June 30, 2025 to $21.6 million for the three months ended June 30, 2026. The increase was largely driven by personnel-related costs, commercialization expenses, consulting and other corporate advisory services.

Comparison of the Six Months Ended June 30, 2026 and 2025

License and Royalty Revenue. License and royalty revenue increased by $3.4 million, from $105.5 million for the six months ended June 30, 2025 to $108.9 million for the six months ended June 30, 2026. The increase was primarily attributable to $100.0 million of license revenue recognized in the second quarter of 2026 upon the achievement of a development milestone under our sura-vec collaboration with AbbVie for the first patient dosed in the NAAVIGATE trial. The increase in license and royalty revenue was partially offset by $70.0 million of non-recurring, upfront license revenue recognized under our collaboration with Nippon Shinyaku in the first quarter of 2025, as well as a decrease in royalty revenues for the first half of 2026.

Combined Zolgensma and Itvisma royalties decreased by $26.5 million, from $35.4 million for the first half of 2025 to $8.9 million for the first half of 2026. Novartis reported combined Zolgensma and Itvisma sales of $667 million for the first half of 2026, as compared to $624 million for the first half of 2025. Per Novartis, sales growth was driven by continued launch momentum from Itvisma, and Zolgensma sales remained stable. Zolgensma royalties for the first half of 2026 were $6.5 million, a decrease of $28.9 million from the first half of 2025, which was primarily attributable to the expiration of licensed patents in the United States in January 2026. We are entitled to continued royalties on net sales of Zolgensma in approximately 20 countries where licensed patents remain active. Itvisma royalties for the first half of 2026 were $2.4 million. Itvisma was approved in the United States in the fourth quarter of 2025, with U.S. sales commencing in the first quarter of 2026. Itvisma is now also approved in the UAE, Japan, Qatar and the EU. Licensed patents covering the use of Itvisma have issued in the United States and certain other countries, and we are entitled to ongoing royalties on certain net sales of Itvisma in these territories.

Cost of License and Royalty Revenues. Cost of license and royalty revenues increased by $3.5 million, from $8.6 million for the six months ended June 30, 2025 to $12.1 million for the six months ended June 30, 2026. The increase was largely driven by a non-recurring charge of $10.0 million in the first quarter of 2026 related to a settlement with GlaxoSmithKline LLC (GSK) to resolve a dispute over sublicense fee obligations under our license agreement with GSK. For further information regarding the settlement agreement with GSK, please refer to Note 8, “Commitments and Contingencies—GlaxoSmithKline—GSK Settlement Agreement” to the accompanying unaudited consolidated financial statements. The increase in cost of license and royalty revenues was partially offset by a decrease in upstream royalties on net sales of Zolgensma, consistent with the decrease in Zolgensma royalty revenues.

Research and Development Expense. Research and development expenses increased by $0.8 million, from $112.6 million for the six months ended June 30, 2025 to $113.4 million for the six months ended June 30, 2026. The increase was primarily attributable to the following:

•
an increase of $1.8 million in personnel-related costs, net of a $0.3 million decrease in stock-based compensation expense; and
•
an increase of $1.8 million in costs associated with preclinical activities and other early-stage research and development.

The increase in research and development expenses was partially offset by a decrease of $2.1 million in manufacturing-related expenses and other clinical supply costs for our lead product candidates.

General and Administrative Expense. General and administrative expenses increased by $2.7 million, from $40.2 million for the six months ended June 30, 2025 to $42.9 million for the six months ended June 30, 2026. The increase was largely driven by personnel-related costs, commercialization expenses, consulting and other corporate advisory services.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $105.5 million, which were primarily derived from our royalty monetization with HCR in May 2025 and sales of common stock under our at-the-market offering program.

In December 2024, we entered into a Sales Agreement with Leerink Partners LLC (Leerink) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through Leerink, acting as our sales agent (the ATM Program). During the three and six months ended June 30, 2026, we sold 2,318,735 shares of common stock under the ATM Program for aggregate net proceeds of $18.9 million, after deducting commissions and offering expenses. No shares of common stock were sold under the ATM Program prior to the second quarter of 2026.

In June 2026, we dosed the first patient in the NAAVIGATE trial, resulting in a $100.0 million development milestone payment due to us under our sura-vec collaboration with AbbVie. The $100.0 million milestone payment was recorded as accounts receivable as of June 30, 2026 and was received from AbbVie in July 2026.

In July 2026, we completed a public offering of 11,671,139 shares of our common stock (inclusive of 1,667,250 shares pursuant to the full exercise by the underwriters of their option to purchase additional shares) at a price of $9.00 per share and 1,111,111 pre-funded warrants to purchase shares of our common stock at a price of $8.9999 per pre-funded warrant, which equaled the public offering price per share of the common stock less the $0.0001 exercise price of each pre-funded warrant. The aggregate net proceeds received from the offering were approximately $107.8 million, net of underwriting discounts and commissions and estimated offering expenses.

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

We expect that our cash, cash equivalents and marketable securities of $105.5 million as of June 30, 2026, along with the $100.0 million milestone payment received from AbbVie in July 2026 and the $107.8 million in net proceeds received from the public offering of common stock and pre-funded warrants in July 2026, are sufficient to fund operations into the fourth quarter of 2027. As such, we believe we have the ability to meet our obligations as they become due for at least the next 12 months from the date of this report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than expected. Our ability to continue as a going concern will depend heavily on the successful development, approval and commercialization of our product candidates and our ability to raise additional capital to fund operations. If we are unable to raise capital sufficient to meet our working capital needs in the future, we may be forced to delay expenditures, reduce the scope of our development activities or make other changes to our operating plans.

Cash Flows

Our consolidated cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(138,424)	$(15,713)
Net cash provided by (used in) investing activities	136,513	(95,693)
Net cash provided by financing activities	3,932	133,438
Net increase in cash and cash equivalents and restricted cash	$2,021	$22,032

Cash Flows from Operating Activities

Our net cash used in operating activities for the six months ended June 30, 2026 increased by $122.7 million from the six months ended June 30, 2025, largely driven by the $110.0 million up-front fee we received from Nippon Shinyaku in March 2025 and an increase in operating expenses in the first half of 2026. We expect to continue to incur regular net cash outflows from operations for the foreseeable future, which from time to time may be offset by non-recurring payments received under our license and collaboration arrangements, as we continue the development and advancement of our product candidates and other research programs.

For the six months ended June 30, 2026, our net cash used in operating activities of $138.4 million consisted of a net loss of $67.3 million and unfavorable changes in operating assets and liabilities of $104.8 million, offset by adjustments for non-cash items of $33.7 million. The changes in operating assets and liabilities include an increase in accounts receivable of $78.5 million, which was driven primarily by the $100.0 million development milestone due from AbbVie as of June 30, 2026 and received in July 2026, and was partially offset by a $19.7 million decrease in royalties due from Novartis. The unfavorable changes in operating assets and liabilities also include a decrease in accrued expenses and other current liabilities of $15.6 million, which was driven largely by decreases in accrued personnel-related expenses, royalties and sublicense fees, and external research and development services. Other changes in operating working capital occurred in the normal course of business. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $17.7 million, depreciation and amortization expense of $7.6 million and non-cash interest expense of $9.7 million.

For the six months ended June 30, 2025, our net cash used in operating activities of $15.7 million consisted of a net loss of $64.8 million, offset by favorable changes in operating assets and liabilities of $24.0 million and adjustments for non-cash items of $25.1 million. The changes in operating assets and liabilities include an increase in deferred revenue of $37.7 million, which was driven primarily by the deferred portion of the $110.0 million up-front payment received under our collaboration with Nippon Shinyaku in the first quarter of 2025. The favorable changes in operating assets and liabilities were partially offset by an increase in prepaid expenses and other current assets of $7.3 million, which was driven primarily by an increase in net cost reimbursement due from AbbVie under our sura-vec collaboration and increases in prepaid clinical trial services and software licenses. Other changes in operating working capital occurred in the normal course of business. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $17.2 million and depreciation and amortization expense of $7.9 million.

Cash Flows from Investing Activities

For the six months ended June 30, 2026, our net cash provided by investing activities consisted of $148.3 million in sales and maturities of marketable debt securities, offset by $9.8 million used to purchase marketable debt securities and $2.0 million used to purchase property and equipment.

For the six months ended June 30, 2025, our net cash used in investing activities consisted of $230.3 million used to purchase marketable debt securities and $1.4 million used to purchase property and equipment, offset by $136.0 million in maturities of marketable debt securities.

Cash Flows from Financing Activities

For the six months ended June 30, 2026, our net cash provided by financing activities primarily consisted of $19.1 million in proceeds received from sales of common stock under the ATM Program, net of commissions and offering expenses paid during the period, and was partially offset by $15.2 million of royalties paid, net of interest, under our royalty monetization liabilities.

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

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $1.19 billion as of June 30, 2026. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect to continue to incur significant research and development and general and administrative expenses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect to continue to incur capital expenditures associated with building out additional laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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
•
our current licensing agreements or collaborations remaining in effect, including the AbbVie Collaboration Agreement relating to sura-vec and the Nippon Shinyaku Collaboration Agreement relating to RGX-121 and RGX-111, and our ability to timely achieve any milestones set forth in such agreements or collaborations;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our exposure to market risk during the six months ended June 30, 2026.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

Other than as set forth as follows, during the three months ended June 30, 2026, none of our directors or Section 16 reporting officers adopted or terminated a contract, instruction or written plan for the purchase or sale of our securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (Rule 10b5-1 Plan) or that constituted a “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of the SEC’s Regulation S-K:

					Rule 10b5-1 Trading Plan	Aggregate # of
					Provides for	Securities to be
Name	Title	Action	Date Adopted	Expiration Date	Purchase/Sale	Purchased/Sold
David C. Stump	Director	Adoption of Rule 10b5-1 Plan	6/18/2026	5/25/2028	Sale	25,000

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	3.1	6/7/21

3.2	Amended and Restated Bylaws	10-K	3.2	3/5/26

10.1	First Amendment to Loan Agreement dated April 28, 2026 between REGENXBIO RS LLC and affiliate of Healthcare Royalty Management, LLC				X

31.1	Certification of the Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets

(ii) Consolidated Statements of Operations and Comprehensive Income (Loss)

(iii) Consolidated Statements of Stockholders’ Equity

(iv) Consolidated Statements of Cash Flows

(v) Notes to Consolidated Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026 formatted in Inline XBRL (included in Exhibit 101)

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

REGENXBIO Inc.

Dated: August 6, 2026	/s/ Curran Simpson
Curran Simpson
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2026	/s/ Mitchell Chan
Mitchell Chan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)