Form 10-Q
period 2026-09-30
REGENXBIO Inc.
filed 2026-11-05
CIK 1590877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, there were 66,122,600 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

REGENXBIO INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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
•
our ability to obtain, including under accelerated approval, and maintain regulatory approval of our product candidates, the labeling for any approved products and our ability to receive priority review vouchers for approved products;
•
our ability to address any deficiencies raised by the U.S. Food and Drug Administration (the FDA) regarding RGX-121 as part of the Complete Response Letter or subsequent clinical hold;
•
our ability to resolve the partial clinical hold for RGX‑111 to the satisfaction of the FDA;
•
the timing of enrollment, commencement, completion and the success of our AAVIATE®, AFFINITY BEYOND®, AFFINITY DUCHENNE®, AFFINITY® RISE, ALTITUDE®, ASCENT®, ATMOSPHERE®, CAMPSIITE®, NAAVIGATE and other clinical trials;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REGENXBIO INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$95,795	$34,466
Marketable securities	155,181	195,604
Accounts receivable	8,536	26,379
Prepaid expenses	13,009	11,927
Restricted cash	225	—
Other current assets	48,146	12,905
Total current assets	320,892	281,281
Marketable securities	—	10,785
Accounts receivable	450	2,312
Property and equipment, net	95,347	104,855
Operating lease right-of-use assets	42,246	47,156
Restricted cash	1,805	2,030
Other assets	5,300	4,613
Total assets	$466,040	$453,032
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,482	$21,358
Accrued expenses and other current liabilities	29,611	38,390
Deferred revenue	5,985	10,452
Operating lease liabilities	6,492	8,286
Royalty monetization liabilities	12,114	39,609
Total current liabilities	67,684	118,095
Deferred revenue	16,221	18,943
Operating lease liabilities	60,054	65,215
Royalty monetization liabilities	173,564	147,408
Other liabilities	475	638
Total liabilities	317,998	350,299
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock; $0.0001 par value; 100,000 shares authorized at September 30, 2026 and December 31, 2025; 66,119 and 50,892 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	7	5
Additional paid-in capital	1,383,187	1,229,442
Accumulated other comprehensive loss	(1,045)	(687)
Accumulated deficit	(1,234,107)	(1,126,027)
Total stockholders’ equity	148,042	102,733
Total liabilities and stockholders’ equity	$466,040	$453,032

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
License and royalty revenue	$5,244	$23,605	$114,175	$129,119
Service revenue	3,918	6,128	9,399	10,985
Total revenues	9,162	29,733	123,574	140,104
Operating Expenses (Income)
Cost of license and royalty revenues	1,141	5,725	13,257	14,370
Research and development	61,009	56,101	174,434	168,688
General and administrative	20,579	20,253	63,501	60,483
Gain on litigation settlement	(38,026)	—	(38,026)	—
Other operating expenses (income)	(7)	65	41	125
Total operating expenses	44,696	82,144	213,207	243,666
Loss from operations	(35,534)	(52,411)	(89,633)	(103,562)
Other Income (Expense)
Interest income from licensing	16	19	49	65
Investment income	2,252	3,620	5,477	9,500
Interest expense	(7,472)	(13,169)	(23,973)	(32,732)
Total other income (expense)	(5,204)	(9,530)	(18,447)	(23,167)
Net loss	$(40,738)	$(61,941)	$(108,080)	$(126,729)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net	(170)	98	(358)	89
Total other comprehensive income (loss)	(170)	98	(358)	89
Comprehensive loss	$(40,908)	$(61,843)	$(108,438)	$(126,640)

Net loss per share, basic and diluted	$(0.62)	$(1.20)	$(1.90)	$(2.46)
Weighted-average common shares outstanding, basic and diluted	65,263	51,689	56,884	51,513

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended September 30, 2026
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2026	54,164	$5	$1,266,004	$(875)	$(1,193,369)	$71,765
Vesting of restricted stock units, net of tax	120	—	(255)	—	—	(255)
Exercise of stock options, net of tax	76	—	647	—	—	647
Issuance of common stock under employee stock purchase plan	88	—	896	—	—	896
Issuance of common stock and pre-funded warrants upon public offering, net of transaction costs of $360	11,671	2	107,775	—	—	107,777
Stock-based compensation expense	—	—	8,120	—	—	8,120
Unrealized loss on available-for-sale securities, net	—	—	—	(170)	—	(170)
Net loss	—	—	—	—	(40,738)	(40,738)
Balances at September 30, 2026	66,119	$7	$1,383,187	$(1,045)	$(1,234,107)	$148,042

	Three Months Ended September 30, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2025	50,389	$5	$1,211,361	$(750)	$(996,937)	$213,679
Vesting of restricted stock units, net of tax	119	—	(123)	—	—	(123)
Issuance of common stock under employee stock purchase plan	111	—	741	—	—	741
Stock-based compensation expense	—	—	8,998	—	—	8,998
Unrealized gain on available-for-sale securities, net	—	—	—	98	—	98
Net loss	—	—	—	—	(61,941)	(61,941)
Balances at September 30, 2025	50,619	$5	$1,220,977	$(652)	$(1,058,878)	$161,452

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2026
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2025	50,892	$5	$1,229,442	$(687)	$(1,126,027)	$102,733
Vesting of restricted stock units, net of tax	957	—	(1,055)	—	—	(1,055)
Exercise of stock options, net of tax	99	—	816	—	—	816
Issuance of common stock under employee stock purchase plan	181	—	1,544	—	—	1,544
Issuance of common stock and pre-funded warrants upon public offering, net of transaction costs of $360	11,671	2	107,775	—	—	107,777
Issuance of common stock under at-the-market offering program, net of transaction costs of $624	2,319	—	18,875	—	—	18,875
Stock-based compensation expense	—	—	25,790	—	—	25,790
Unrealized loss on available-for-sale securities, net	—	—	—	(358)	—	(358)
Net loss	—	—	—	—	(108,080)	(108,080)
Balances at September 30, 2026	66,119	$7	$1,383,187	$(1,045)	$(1,234,107)	$148,042

	Nine Months Ended September 30, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2024	49,549	$5	$1,192,536	$(741)	$(932,149)	$259,651
Vesting of restricted stock units, net of tax	652	—	(633)	—	—	(633)
Exercise of stock options, net of tax	61	—	228	—	—	228
Issuance of common stock under employee stock purchase plan	158	—	1,048	—	—	1,048
Issuance of warrants, net of transaction costs	—	—	1,610	—	—	1,610
Exercise of pre-funded warrants	199	—	—	—	—	—
Stock-based compensation expense	—	—	26,188	—	—	26,188
Unrealized gain on available-for-sale securities, net	—	—	—	89	—	89
Net loss	—	—	—	—	(126,729)	(126,729)
Balances at September 30, 2025	50,619	$5	$1,220,977	$(652)	$(1,058,878)	$161,452

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGENXBIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(108,080)	$(126,729)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	25,790	26,188
Depreciation and amortization	11,129	11,746
Net accretion of discounts on marketable debt securities	(1,683)	(4,250)
Net realized gain on investments	(16)	(62)
Non-cash interest expense	15,922	7,795
Other non-cash adjustments	(8)	60
Changes in operating assets and liabilities
Accounts receivable	19,754	(7,100)
Prepaid expenses	(1,082)	(3,876)
Other current assets	(35,417)	(5,586)
Operating lease right-of-use assets	5,000	4,989
Other assets	(687)	(268)
Accounts payable	(6,989)	(423)
Accrued expenses and other current liabilities	(9,051)	184
Deferred revenue	(7,189)	34,266
Operating lease liabilities	(7,045)	(5,620)
Other liabilities	(163)	(2,987)
Net cash used in operating activities	(99,815)	(71,673)
Cash flows from investing activities
Purchases of marketable debt securities	(138,704)	(269,819)
Maturities of marketable debt securities	179,788	218,257
Sales of marketable debt securities	11,465	—
Sales of equity securities	—	62
Purchases of property and equipment	(2,189)	(1,906)
Net cash provided by (used in) investing activities	50,360	(53,406)
Cash flows from financing activities
Proceeds from exercise of stock options	844	228
Taxes paid related to net settlement of stock-based awards	(1,083)	(633)
Proceeds from issuance of common stock under employee stock purchase plan	1,544	1,048
Proceeds from sales of common stock under at-the-market offering program, net of commissions	19,499	—
Expenses related to at-the-market offering program	(601)	(334)
Proceeds from public offering of common stock and pre-funded warrants, net of issuance costs	107,777	—
Proceeds from issuance of royalty bond and warrants, net of transaction costs	—	144,493
Repayments under royalty monetization liabilities, net of interest	(17,196)	(18,447)
Net cash provided by financing activities	110,784	126,355
Net increase in cash and cash equivalents and restricted cash	61,329	1,276
Cash and cash equivalents and restricted cash
Beginning of period	36,496	59,556
End of period	$97,825	$60,832
Supplemental disclosures of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$330	$150

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

The Company's lead product candidates include ABBV-RGX-314 (surabgene lomparvovec, sura-vec) for the treatment of wet age-related macular degeneration (wet AMD) and diabetic retinopathy (DR), which is being developed and commercialized in collaboration with AbbVie Global Enterprises Ltd. (AbbVie), a subsidiary of AbbVie Inc., and RGX-202 for the treatment of Duchenne muscular dystrophy. Additional clinical-stage candidates include RGX-121 (clemidsogene lanparvovec) for the treatment of Mucopolysaccharidosis Type II (MPS II) and RGX-111 for the treatment of Mucopolysaccharidosis Type I (MPS I), which are being developed and commercialized in collaboration with Nippon Shinyaku Co., Ltd. (Nippon Shinyaku).

In addition to its internal product development efforts, the Company has also selectively licensed the NAV Technology Platform and other intellectual property rights to other leading biotechnology and pharmaceutical companies (NAV Technology Licensees). As of September 30, 2026, the NAV Technology Platform was being applied by NAV Technology Licensees in two commercial products, Zolgensma® and Itvisma®, and in the preclinical and clinical development of various other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development and commercialization of certain product candidates.

Liquidity

The Company has incurred cumulative losses since inception and as of September 30, 2026, had generated an accumulated deficit of $1.23 billion. The Company's ability to transition to recurring profitability is dependent upon achieving a level of revenues adequate to support its cost structure, which depends heavily on the successful development, approval and commercialization of its product candidates. The Company may never achieve recurring profitability, and unless and until it does, will continue to need to raise additional capital through equity offerings, licensing and collaboration arrangements, or other non-dilutive financings. There is no assurance that the Company will be able to raise sufficient capital or obtain financing on favorable terms, or at all.

As of September 30, 2026, the Company had cash, cash equivalents and marketable securities of $251.0 million. In October 2026, the Company received a payment of $39.0 million pursuant to a settlement agreement with Sarepta Therapeutics, Inc. (Sarepta). Please refer to Note 8 for further information regarding the settlement agreement with Sarepta. Management believes the Company's cash, cash equivalents and marketable securities as of September 30, 2026, along with the settlement proceeds received in October 2026, are sufficient to fund operations into the late fourth quarter of 2027. This estimate is based on the Company's current operating plan and excludes the potential effects of any future financings or material milestone payments that may be received under the Company's licensing and collaboration arrangements. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. These conditions raise substantial doubt about the Company's ability to continue as a going concern within 12 months from the date these consolidated financial statements were issued. The Company’s ability to continue as a going concern will depend heavily on the successful development, approval and commercialization of its product candidates and its ability to raise additional capital to fund its operations. If the Company is unable to raise capital sufficient to meet its working capital needs in the future, it may be forced to delay expenditures, reduce the scope of its development activities or make other changes to its operating plans.

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

	As of September 30,
	2026	2025
Cash and cash equivalents	$95,795	$58,802
Restricted cash, current	225	—
Restricted cash, non-current	1,805	2,030
Total cash and cash equivalents and restricted cash	$97,825	$60,832

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

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. The Company did not record an allowance for credit losses on its accounts receivable as of September 30, 2026 and December 31, 2025.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting standards during the three and nine months ended September 30, 2026 and 2025 which had a material impact on the consolidated financial statements.

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

3. Marketable Securities

The following tables present a summary of the Company’s marketable securities, which consist solely of available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2026
U.S. government and agency securities	$103,152	$2	$(100)	$103,054
Corporate bonds	52,214	1	(88)	52,127
	$155,366	$3	$(188)	$155,181

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2025
U.S. government and agency securities	$83,085	$59	$—	$83,144
Corporate bonds	123,131	131	(17)	123,245
	$206,216	$190	$(17)	$206,389

As of September 30, 2026, no available-for-sale debt securities had remaining maturities greater than one year. As of December 31, 2025, no available-for-sale debt securities had remaining maturities greater than two years. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or to the earliest call date for callable debt securities purchased at a premium.

As of September 30, 2026 and December 31, 2025, the balance in accumulated other comprehensive loss consisted solely of unrealized gains and losses on available-for-sale debt securities, net of reclassification adjustments for realized gains and losses and income tax effects. The Company uses the aggregate portfolio approach to release the tax effects of unrealized gains and losses on available-for-sale debt securities in accumulated other comprehensive loss. Realized gains and losses from the sale or maturity of marketable securities are based on the specific identification method and are included in results of operations as investment income. Unrealized gain (loss) on available-for-sale securities, net, presented in the statements of operations and comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized gain (loss) before reclassifications	$(170)	$98	$(342)	$89
Realized gains reclassified to investment income	—	—	(16)	—
Unrealized gain (loss) on available-for-sale securities, net	$(170)	$98	$(358)	$89

The following tables present the fair values and unrealized losses of available-for-sale debt securities held by the Company in an unrealized loss position for less than 12 months and 12 months or greater (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026
U.S. government and agency securities	$78,407	$(100)	$—	$—	$78,407	$(100)
Corporate bonds	47,133	(88)	—	—	47,133	(88)
	$125,540	$(188)	$—	$—	$125,540	$(188)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
U.S. government and agency securities	$4,676	$—	$—	$—	$4,676	$—
Corporate bonds	32,289	(17)	—	—	32,289	(17)
	$36,965	$(17)	$—	$—	$36,965	$(17)

As of September 30, 2026, available-for-sale debt securities held by the Company in an unrealized loss position consisted of 33 investment grade security positions. The Company has the intent and ability to hold such securities until recovery and, based on the credit quality of the issuers and low severity of each unrealized loss position relative to its amortized cost basis, the Company did not identify any credit losses associated with its available-for-sale debt securities. The Company did not record an allowance for credit losses on its available-for-sale debt securities as of September 30, 2026 or December 31, 2025, and no impairment or credit losses on available-for-sale debt securities were recorded during the three and nine months ended September 30, 2026 and 2025.

4. Fair Value Measurements

Financial instruments reported at fair value on a recurring basis include cash equivalents and marketable securities. The following tables present the fair value of cash equivalents and marketable securities in accordance with the fair value hierarchy discussed in Note 2 (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2026
Cash equivalents:
Money market mutual funds	$—	$65,972	$—	$65,972
U.S. government and agency securities	—	4,978	—	4,978
Total cash equivalents	—	70,950	—	70,950
Marketable securities:
U.S. government and agency securities	—	103,054	—	103,054
Corporate bonds	—	52,127	—	52,127
Total marketable securities	—	155,181	—	155,181
Total cash equivalents and marketable securities	$—	$226,131	$—	$226,131

	Level 1	Level 2	Level 3	Total
December 31, 2025
Cash equivalents:
Money market mutual funds	$—	$21,418	$—	$21,418
U.S. government and agency securities	—	2,496	—	2,496
Total cash equivalents	—	23,914	—	23,914
Marketable securities:
U.S. government and agency securities	—	83,144	—	83,144
Corporate bonds	—	123,245	—	123,245
Total marketable securities	—	206,389	—	206,389
Total cash equivalents and marketable securities	$—	$230,303	$—	$230,303

Management estimates that the carrying values of its current accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of those instruments. Certain non-current accounts receivable are recorded at their present values using a discount rate that is based on prevailing market rates on the date the amounts were initially recorded. Management does not believe there have been any significant changes in market conditions or credit quality that would cause the discount rates initially used to be materially different from those that would be used as of September 30, 2026 to determine the present value of these instruments. Accordingly, management estimates that the carrying values of its non-current accounts receivable approximate the fair value of those instruments. Management estimates that the carrying values of its royalty monetization liabilities approximate fair value. As discussed in Note 7, the carrying values of royalty monetization liabilities are based on the Company’s estimate of future royalties, milestones and other consideration to be paid over the life of the arrangement, which are considered Level 3 inputs, as well as any remaining repayment obligations upon maturity of the instruments.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Laboratory and manufacturing equipment	$79,728	$78,825
Computer equipment and software	3,807	4,573
Furniture and fixtures	7,059	7,039
Leasehold improvements	101,739	101,610
Total property and equipment	192,333	192,047
Accumulated depreciation and amortization	(96,986)	(87,192)
Property and equipment, net	$95,347	$104,855

6. Leases

New York Lease and Sublease

In May 2016, the Company entered into an operating lease for office space in New York, New York (the New York Lease), which has since been amended to include additional office space and extend the term of the lease. The lease term commenced in July 2016 and expires in April 2027.

In March 2024, the Company entered into an agreement to sublease its office space under the New York Lease (the New York Sublease) to a third-party subtenant. The sublease term commenced in April 2024 and expires in April 2027 concurrent with the expiration of the New York Lease. Monthly payments under the New York Sublease commenced in July 2024 and escalate annually in accordance with the sublease agreement. As of September 30, 2026, total undiscounted future minimum lease payments to be received by the Company over the remaining term of the New York Sublease were $0.3 million. The Company recognized sublease income under the New York Sublease of $0.1 million and $0.3 million during the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.3 million during the three and nine months ended September 30, 2025, respectively.

7. Royalty Monetization Liabilities

Royalty monetization liabilities are accounted for as debt and consist of the following (in thousands):

	September 30, 2026	December 31, 2025
2020 Royalty Purchase Agreement	$9,416	$29,672
2025 Royalty Bond	176,262	157,345
Total	$185,678	$187,017

Current portion of royalty monetization liabilities	$12,114	$39,609
Non-current portion of royalty monetization liabilities	173,564	147,408
Total	$185,678	$187,017

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

The Company estimates the effective interest rate used to record interest expense under the 2020 Royalty Purchase Agreement based on its estimate of total Zolgensma and Itvisma royalties to be paid to HCR under the arrangement. At each reporting date, the Company reassesses its estimate of total future royalty payments to be paid to HCR at the applicable Cap Amount and prospectively adjusts the effective interest rate and amortization of the liability as necessary. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of royalty payments actually paid to HCR, which may differ from the Company’s forecasts. The estimated effective interest rate as of September 30, 2026 and December 31, 2025 was 38.3% and 85.2%, respectively, which was based on the amortized balance of the liability and the estimated remaining royalties to be paid to HCR under the arrangement. The estimated interest rate is subject to adjustments in the future based on actual royalties paid to HCR and changes in the royalty forecast. As of September 30, 2026, the estimated effective interest rate over the life of the 2020 Royalty Purchase Agreement, taking into account actual royalties paid to date and the estimated remaining royalties to be paid under the arrangement, was 16.2%.

The following table presents the changes in the royalty monetization liability under the 2020 Royalty Purchase Agreement with HCR (in thousands):

2020 Royalty
Purchase Agreement
Balance at December 31, 2025	$29,672
Novartis royalties paid to HCR	(25,246)
Interest expense recognized	4,990
Balance at September 30, 2026	9,416
Current portion	(9,416)
Non-current portion	$—

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

The effective interest rate of the 2025 Royalty Bond is partially estimated based on the Company's estimate of future payments under the Royalty Interest to be paid HCR. At each reporting date, the Company reassesses its estimate of total future payments to HCR under the arrangement and prospectively adjusts the effective interest rate and amortization of the debt and associated discount as necessary. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the actual Royalty Interest payments to HCR and fluctuations in the variable interest rate, which may differ from the Company’s forecasts. The estimated effective interest rate as of September 30, 2026 and December 31, 2025 was 15.0% and 15.1%, respectively, which was based on the amortized balance of the liability, the current coupon rate and the estimated remaining payments to HCR under the arrangement.

The following table presents the changes in the royalty monetization liability under the 2025 Royalty Bond with HCR (in thousands):

2025 Royalty Bond
Balance at December 31, 2025	$157,345
Unpaid interest accrued to principal	17,770
Amortization of debt discount and issuance costs	1,147
Balance at September 30, 2026	176,262
Current portion	(2,698)
Non-current portion	$173,564

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

Expenses incurred by the Company related to the GSK License were recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of license and royalty revenues:
Royalties on net sales of Zolgensma and Itvisma	$869	$5,709	$2,678	$13,495
Settlement payment	—	—	10,000	—
Other	—	1	140	244
Total cost of license and royalty revenues	869	5,710	12,818	13,739
General and administrative	(29)	30	50	137
	$840	$5,740	$12,868	$13,876

As of September 30, 2026 and December 31, 2025, the Company had recorded $0.9 million and $5.7 million, respectively, payable under the GSK License.

GSK Settlement Agreement

The Company was notified of a dispute with GSK over the amount of sublicense fees paid by the Company to GSK under the GSK License. GSK claimed there had been a significant underpayment by the Company with respect to sublicense fees. In February 2026, the Company and GSK engaged in non-binding mediation regarding the dispute. In March 2026, the Company and GSK entered into a settlement and release agreement to resolve the matter. The settlement agreement provides for the mutual release of all past claims and certain future claims by the parties under the GSK License. Pursuant to the settlement agreement, the Company paid $10.0 million to GSK in March 2026, which was recorded as cost of license and royalty revenues in the first quarter of 2026. Additionally, the Company will continue to pay sublicense fees to GSK on license fees earned under existing sublicense agreements, utilizing the Company's historical allocation methodologies for such sublicense payments.

Sarepta Therapeutics Settlement Agreement

In September 2026, the Company and Penn entered into a settlement agreement with Sarepta and affiliated entities, and Catalent, Inc. to resolve all litigation alleging infringement of certain U.S. patents related to Sarepta's manufacture, use, offer to sell and sale of SRP-9001 (also known as Elevidys®).

Pursuant to the terms of the settlement agreement, Sarepta made a payment of $39.0 million to the Company following the effective date of the agreement. The parties have terminated with prejudice all ongoing patent litigation regarding the asserted patents. The settlement agreement includes the release by the Company and Penn of all current claims of infringement and a covenant not to sue for future patent claims relating to any Sarepta gene therapy product that uses an AAVrh74-based capsid, including Elevidys, based upon certain patents and patent applications. In addition, the Company agreed not to sue Sarepta or its affiliates, licensees or commercial partners over any Company patents or patent applications that cover the existing form of Elevidys or the AAVrh74-based capsid sequence; but this does not extend to patents or patent applications that cover other aspects of gene therapy products.

The Company recorded a gain of $38.0 million in the third quarter of 2026 related to the settlement agreement, which consisted of the $39.0 million settlement payment due from Sarepta, net of proceeds payable to certain licensors as a result of the settlement. The $39.0 million settlement payment was recorded as other current assets on the consolidated balance sheet as of September 30, 2026 and was received in full from Sarepta in October 2026.

Litigation

In February 2026, a putative securities class action complaint was filed by Andre Kuik (Kuik) against the Company and certain of its current officers and directors in the United States District Court for the District of Maryland. The complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, on behalf of a putative class of persons who purchased or otherwise acquired the Company's securities during the period from February 9, 2022 through January 27, 2026. The complaint alleged that the Company misled investors concerning the viability and safety of RGX-111, and that the Company's stock price declined following the announcement of the clinical hold imposed by the U.S. Food and Drug Administration (FDA) on the Company’s RGX-111 program on January 28, 2026. In August 2026, an amended complaint was filed focusing on interactions with FDA and Company statements prior to the Company’s receipt of a Complete Response Letter for RGX-121 in February 2026. The amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, on behalf of a putative class of persons who purchased or otherwise acquired the Company's securities during the period from February 7, 2024 through March 3, 2026. The plaintiff seeks unspecified compensatory damages, attorneys' fees, expert fees and other costs, and other relief as the court may deem just and proper. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against them. The Company does not believe that a loss is probable, and no reasonable range of loss is estimable, related to this matter. No liabilities related to this matter were recorded as of September 30, 2026.

In March 2026, a purported stockholder derivative complaint, as revised, was filed by plaintiff Roberto Medina (Medina) against the Company as nominal defendant and certain of its current officers and directors in the United States District Court for the District of Maryland. The complaint alleges breach of fiduciary duty and claims of unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and alleged violations of Sections 10(b), 14(a) and 21D of the Securities Exchange Act of 1934 during the period from February 9, 2022 through January 27, 2026. The complaint alleges that the Company misled investors concerning the viability and safety of RGX-111 and that the Company's stock price declined following the announcement of the clinical hold imposed by the FDA on the Company’s RGX-111 program on January 28, 2026. The complaint seeks, among other relief, damages in favor of the Company, disgorgement of alleged profits, restitution, attorneys' fees, expert fees, corporate governance reforms, and other relief as the court may deem just and proper. In May 2026 a substantially similar suit was filed by plaintiff Matthew Hay (Hay) in the United States District Court for the District of Maryland, containing largely similar factual and legal contentions and requested relief. In June 2026 the Medina and Hay derivative suits were consolidated and stayed through the resolution of the planned motion to dismiss in the Kuik securities suit. The Company believes the claims are procedurally defective. The Company does not believe that a loss is probable, and no reasonable range of loss is estimable, related to this matter. No liabilities related to this matter were recorded as of September 30, 2026.

9. Capitalization

Public Offerings of Common Stock and Pre-funded Warrants

In July 2026, the Company completed a public offering of 11,671,139 shares of its common stock at a price of $9.00 per share and 1,111,111 pre-funded warrants (the July 2026 Pre-funded Warrants) to purchase shares of its common stock at a price of $8.9999 per pre-funded warrant, which equaled the public offering price per share of the common stock less the $0.0001 exercise price of each pre-funded warrant. The aggregate net proceeds received by the Company from the offering were $107.8 million, net of underwriting discounts and commissions and offering expenses.

In March 2024, the Company completed a public offering of 4,565,260 shares of its common stock at a price of $23.00 per share and 1,521,740 pre-funded warrants (the March 2024 Pre-funded Warrants) to purchase shares of its common stock at a price of $22.9999 per pre-funded warrant, which equaled the public offering price per share of the common stock less the $0.0001 exercise price of each pre-funded warrant. The aggregate net proceeds received by the Company from the offering were $131.1 million, net of underwriting discounts and commissions and offering expenses

The March 2024 Pre-funded Warrants and July 2026 Pre-funded Warrants (collectively, the Pre-funded Warrants) have similar terms and conditions, are exercisable at the option of the warrant holder at any time, subject to certain limitations, and do not expire. The Company evaluated the Pre-funded Warrants and concluded the warrants are indexed to the Company's common stock, meet the criteria to be classified as equity and are not subject to remeasurement. The proceeds received from the issuance of the Pre-funded Warrants were recorded as additional paid-in capital. No Pre-funded Warrants were exercised during the nine months ended September 30, 2026. As of September 30, 2026, there were 1,980,714 Pre-funded Warrants outstanding.

At-the-Market Offering Program

In December 2024, the Company entered into a Sales Agreement with Leerink Partners LLC (Leerink) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million from time to time through Leerink, acting as the Company's sales agent (the ATM Program). During the nine months ended September 30, 2026, the Company sold 2,318,735 shares of common stock under the ATM Program for aggregate net proceeds of $18.9 million after deducting commissions and offering expenses. No shares of common stock were sold under the ATM Program prior to the second quarter of 2026.

May 2025 Warrants

In May 2025, in connection with issuance of the 2025 Royalty Bond, the Company issued to HCR the May 2025 Warrants to purchase 268,096 shares of its common stock at an exercise price per share of $14.92. The May 2025 Warrants are exercisable upon issuance and have a contractual term of 10 years. The Company evaluated the May 2025 Warrants and concluded the warrants are indexed to the Company's common stock, meet the criteria to be classified as equity and are not subject to remeasurement. The Company allocated $1.6 million of the net proceeds from the 2025 Royalty Bond to the issuance of the May 2025 Warrants, which were recorded as additional paid-in capital. Please refer to Note 7 for further information on the May 2025 Warrants issued in connection with the 2025 Royalty Bond. As of September 30, 2026, no May 2025 Warrants had been exercised.

10. License and Collaboration Agreements

License and Collaboration Revenues

As of September 30, 2026, the Company’s NAV Technology Platform was being applied by NAV Technology Licensees in two commercial products, Zolgensma and Itvisma, and in the development of various other licensed products. Additionally, the Company has licensed intellectual property rights to collaborators for the joint development and commercialization of certain product candidates. Consideration payable to the Company under its license and collaboration agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products, (v) fees for services related to the development and manufacturing of licensed products and (vi) other consideration payable upon optional goods and services purchased by licensees and collaborators. Sublicense fees vary by license and range from a mid-single digit percentage to a low-double digit percentage of license fees received by licensees as a result of sublicenses. Royalties on net sales of commercialized products vary by license and range from a mid-single digit percentage to a low double-digit percentage of net sales by licensees.

Revenues earned under license and collaboration agreements consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
License and royalty revenue:
Zolgensma and Itvisma royalties	$5,244	$23,586	$14,137	$59,002
AbbVie development milestone	—	—	100,000	—
Nippon Shinyaku licenses	—	—	—	69,979
Other	—	19	38	138
Total license and royalty revenue	5,244	23,605	114,175	129,119
Service revenue:
Nippon Shinyaku services	3,309	5,932	8,040	10,426
Other	609	196	1,359	559
Total service revenue	3,918	6,128	9,399	10,985
Total revenues	$9,162	$29,733	$123,574	$140,104

Outstanding development milestone payments are evaluated each reporting period and are only included in the transaction price of each license to the extent the milestones are considered probable of achievement. Sales-based milestones are excluded from the transaction price of each license agreement and recognized as royalty revenue in the period of achievement. As of September 30, 2026, the Company’s license and collaboration agreements contained unachieved milestones which could result in aggregate milestone payments to the Company of up to $2.06 billion, including (i) $444.0 million upon the commencement of various stages of clinical trials, (ii) $86.5 million upon the submission of regulatory approval filings or upon regulatory approval of licensed products, and (iii) $1.53 billion upon the achievement of specified sales targets for licensed products, including milestones payable upon the first commercial sale of licensed products. To the extent the Company realizes the milestone payments, the Company may be obligated to pay sublicense fees to licensors based on a specified percentage of the fees earned by the Company. The achievement of these milestones is highly dependent on the successful development and commercialization of licensed products and it is at least reasonably possible that some or all of the milestone fees will not be realized by the Company.

Accounts Receivable, Contract Assets and Deferred Revenue

The following table presents the balances of the Company’s accounts receivable, contract assets and deferred revenue, as well as other information regarding revenue recognized, during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Accounts receivable, current and non-current:
Beginning of period	$107,189	$21,783	$28,691	$20,947
End of period	$8,986	$28,112	$8,986	$28,112

Contract assets (included in other current assets):
Beginning of period	$523	$28	$104	$239
End of period	$372	$93	$372	$93

Deferred revenue, current and non-current:
Beginning of period	$25,286	$37,781	$29,395	$115
End of period	$22,206	$34,381	$22,206	$34,381

Revenue recognized during the period from:
Amounts included in deferred revenue at beginning of period	$3,080	$3,401	$7,189	$115
Performance obligations satisfied in previous periods	$6,189	$23,590	$116,998	$59,010

Revenue recognized from performance obligations satisfied in previous periods, as presented in the table above, was primarily attributable to Zolgensma and Itvisma royalties and changes in the transaction prices of the Company’s license agreements. Changes in transaction prices were primarily attributable to the achievement of development milestones, or the resolution of related uncertainties such that it became probable that a significant reversal of cumulative revenue would not occur if the development milestone consideration was included in the transaction price. These changes were recognized as cumulative catch-up adjustments to revenue. Revenue recognized during the nine months ended September 30, 2026 included $100.0 million in cumulative catch-up adjustments for changes in the probability of achievement of development milestones, which was associated with a $100.0 million development milestone achieved under the Company's collaboration and license agreement with AbbVie. No cumulative catch-up adjustments for development milestones were recorded in revenue during the three months ended September 30, 2026 or during the three and nine months ended September 30, 2025.

As of September 30, 2026, the Company had recorded deferred revenue of $22.2 million which represents consideration received or unconditionally due from licensees and collaboration partners for performance obligations that have not yet been satisfied by the Company. Unsatisfied performance obligations as of September 30, 2026 consisted of (i) development services to be performed related to licensed products, which will be satisfied as the services are performed, and (ii) material rights granted to purchase commercial supply of licensed products, which will be satisfied upon delivery of the commercial supply. As of September 30, 2026, the aggregate transaction price of the Company’s license and collaboration agreements allocated to performance obligations not yet satisfied or partially satisfied was $23.3 million, primarily associated with development services under the Company's collaboration and license agreement with Nippon Shinyaku, the substantial majority of which is expected to be satisfied over a period of approximately four years.

Accounts receivable consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Current accounts receivable:
Billed to customers	$1,173	$557
Unbilled Novartis royalties	5,244	23,806
Unbilled Nippon Shinyaku services	2,097	1,997
Other unbilled	22	19
Current accounts receivable	8,536	26,379
Non-current accounts receivable:
Unbilled Nippon Shinyaku services	—	1,858
Other unbilled	450	454
Non-current accounts receivable	450	2,312
Total accounts receivable	$8,986	$28,691

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

The Company recognized the following amounts under the Novartis License (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Zolgensma royalties	$2,431	$23,586	$8,933	$59,002
Itvisma royalties	2,813	—	5,204	—
Total license and royalty revenue	$5,244	$23,586	$14,137	$59,002

Interest income from licensing	$10	$10	$30	$31

As of September 30, 2026 and December 31, 2025, the Company had recorded total accounts receivable of $5.5 million and $24.1 million, respectively, from Novartis under the Novartis License, which consisted primarily of Zolgensma and Itvisma royalties receivable. Royalties receivable as of September 30, 2026 included $4.2 million expected to be paid to HCR in accordance with the 2020 Royalty Purchase Agreement discussed in Note 7. The Company recognizes royalty revenue from net sales of Zolgensma and Itvisma in the period in which the underlying products are sold by Novartis, which in certain cases may require the Company to estimate royalty revenue for periods of net sales which have not yet been reported to the Company. Estimated royalties are reconciled to actual amounts reported in subsequent periods, and any differences are recognized as an adjustment to royalty revenue in the period the royalties are reported.

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

In June 2026, the Company dosed the first patient in the NAAVIGATE trial, resulting in a $100.0 million milestone payment from AbbVie for achievement of the First DR Milestone.

The Company applied the requirements of ASC 606, Revenue from Contracts with Customers (ASC 606) to the AbbVie Collaboration Agreement for the units of account in which AbbVie was deemed to be a customer. The Company determined that there is only one material performance obligation under the agreement for the delivery of the intellectual property license to develop and commercialize sura-vec globally. The intellectual property licensed to AbbVie includes the rights to certain patents, data, know-how and other rights developed and owned by the Company, as well as other intellectual property rights exclusively licensed by the Company from various third parties. As of September 30, 2026, the transaction price of the AbbVie Collaboration Agreement was $470.0 million, which consisted of (i) the $370.0 million up-front payment received from AbbVie in November 2021 and (ii) the $100.0 million development milestone payment earned upon achievement of the First DR Milestone in June 2026 and received from AbbVie in July 2026. As of September 30, 2026, variable consideration excluded from the transaction price of the AbbVie Collaboration Agreement includes $462.5 million in payments for development milestones that have not yet been achieved and were not considered probable of achievement. Additionally, the transaction price excludes sales-based milestone payments of $820.0 million and royalties on net sales of sura-vec outside the United States. Development milestones will be added to the transaction price and recognized as revenue upon achievement, or if deemed probable of achievement. In accordance with the sale- or usage-based royalty exception under ASC 606, royalties on net sales and sales-based milestones will be recognized as revenue in the period the underlying sales occur or milestones are achieved. The $470.0 million transaction price of the AbbVie Collaboration Agreement has been fully recognized as license and royalty revenue since the intellectual property licenses were delivered to AbbVie at the inception of the agreement in November 2021. The transaction price of the AbbVie Collaboration Agreement increased by $100.0 million during the nine months ended September 30, 2026 as a result of the achievement of the First DR Milestone in June 2026, as the milestone payment was previously constrained and excluded from the transaction price. The $100.0 million increase in the transaction price was fully recognized as a cumulative catch-up adjustment to revenue upon the achievement of the First DR Milestone in June 2026. There were no changes in the transaction price of the AbbVie Collaboration Agreement, and no revenue was recognized, during the three months ended September 30, 2026 or the three and nine months ended September 30, 2025.

The Company applied the requirements of ASC 808, Collaborative Arrangements (ASC 808) to the AbbVie Collaboration Agreement for the units of account which were deemed to be a collaborative arrangement. Both the Company and AbbVie will perform various activities related to the development, manufacturing and commercialization of sura-vec in the United States. Development costs are shared between the parties in accordance with the terms of the AbbVie Collaboration Agreement, and the parties will share equally in the net profits and losses derived from sales of sura-vec in the United States. The Company accounts for payments to and from AbbVie for the sharing of development and commercialization costs in accordance with its accounting policy for collaborative arrangements. Amounts owed to AbbVie for the Company’s share of development costs or commercialization costs incurred by AbbVie are recorded as research and development expense or general and administrative expense, respectively, in the period the costs are incurred. Amounts owed to the Company for AbbVie’s share of development costs or commercialization costs incurred by the Company are recorded as a reduction of research and development expense or general and administrative expense, respectively, in the period the costs are incurred. At the end of each reporting period, the Company records a net amount due to or from AbbVie as a result of the cost-sharing arrangement. As of September 30, 2026 and December 31, 2025, the Company had recorded $7.5 million and $10.9 million, respectively, due from AbbVie for net reimbursement of costs incurred for activities performed under the AbbVie Collaboration Agreement, which was included in other current assets on the consolidated balance sheets.

The Company recognized the following amounts under the AbbVie Collaboration Agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
License and royalty revenue	$—	$—	$100,000	$—

Net cost reimbursement to (from) AbbVie included in:
Research and development expense	$(9,336)	$(17,742)	$(34,022)	$(49,479)
General and administrative expense	1,911	712	3,662	1,860
Total net cost reimbursement to (from) AbbVie	$(7,425)	$(17,030)	$(30,360)	$(47,619)

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

As of September 30, 2026, the transaction price of the Nippon Shinyaku Collaboration Agreement included fixed consideration of $110.0 million for the up-front payment and estimated variable consideration of $5.6 million for reimbursable costs of manufacturing and other services which are deemed not to be constrained. Variable consideration which has been excluded from the transaction price includes $40.0 million in payments for development milestones that have not yet been achieved and were not considered probable of achievement, and reimbursable costs of manufacturing and other services which are contingent on events occurring that are outside the Company’s control and are deemed to be constrained. The transaction price also excludes sales-based milestone payments of $660.0 million and royalties on net sales of RGX-121 and RGX-111 in the United States and Asia territories. Development milestones will be added to the transaction price upon achievement, or if deemed probable of achievement, and other variable consideration for manufacturing and other services may be added to the transaction price in the future as uncertainties regarding payment of the consideration are resolved. In accordance with the sale- or usage-based royalty exception under ASC 606, royalties on net sales and sales-based milestones will be recognized as revenue in the period the underlying sales occur or milestones are achieved. There were no changes in the fixed transaction price of the Nippon Shinyaku Collaboration Agreement during the three and nine months ended September 30, 2026 and 2025.

The fixed transaction price of the Nippon Shinyaku Collaboration Agreement of $110.0 million was allocated to the various performance obligations based on their relative standalone selling prices, which requires significant judgment. The $5.6 million of estimated variable consideration included in the transaction price is allocated directly to performance obligations for the manufacturing of commercial supply prior to regulatory approval and other service obligations since the consideration is directly associated with the performance of such services and reimbursement of applicable costs. Consideration contingent upon the future exercise of options to purchase commercial supply is excluded from the transaction price until exercised.

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

The Company recognized the following amounts under the Nippon Shinyaku Collaboration Agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
License and royalty revenue	$—	$—	$—	$69,979
Service revenue	3,309	5,932	8,040	10,426
Total revenues	$3,309	$5,932	$8,040	$80,405

As of September 30, 2026 and December 31, 2025, the Company had recorded total accounts receivable of $2.5 million and $4.1 million, respectively, for reimbursement of manufacturing-related development costs and other services under the Nippon Shinyaku Collaboration Agreement.

As of September 30, 2026, the Company had recorded total deferred revenue of $22.2 million for development services and material rights which have not yet been satisfied under the Nippon Shinyaku Collaboration Agreement, of which $6.0 million was included in current liabilities and $16.2 million was included in non-current liabilities. As of December 31, 2025, the Company had recorded total deferred revenue of $29.4 million for development services and material rights which have not yet been satisfied under the Nippon Shinyaku Collaboration Agreement, of which $10.5 million was included in current liabilities and $18.9 million was included in non-current liabilities.

11. Stock-based Compensation

The total number of shares of common stock authorized for issuance under the 2025 Equity Incentive Plan (the 2025 Plan) upon its adoption in May 2025 was 5,500,000. The number of shares authorized for issuance under the 2025 Plan shall automatically increase for any shares of common stock underlying awards outstanding under the 2015 Equity Incentive Plan (the 2015 Plan), as of the adoption date of the 2025 Plan, which are not issued due to forfeiture, expiration, termination or cancellation of the award, including an exchange of the award (to the extent that surrendered awards exceed newly issued awards in such exchange). Shares of common stock that are withheld, tendered, or otherwise not issued in connection with the settlement of awards outstanding under the 2015 Plan do not increase the number of shares authorized for issuance under the 2025 Plan. As of September 30, 2026, the total number of shares of common stock reserved for issuance under the 2025 Plan and 2015 Plan was 18,732,094, of which 4,985,411 remained available for future grants under the 2025 Plan.

The Company's equity incentive plans provide for the issuance of stock options, stock appreciation rights, restricted and unrestricted stock and unit awards, and performance cash awards to employees, members of the Board of Directors and consultants of the Company. As of September 30, 2026, the Company has issued only stock options, restricted stock units (RSUs) and performance stock units (PSUs) under its equity plans. Stock options generally expire 10 years following the date of grant and typically vest over a four-year service period, but contractual terms and vesting provisions can vary by award based on the discretion of the Board of Directors. Stock options have an exercise price at least equal to the estimated fair value of the Company’s common stock on the date of grant. RSUs typically vest over a four-year service period, but vesting provisions can vary by award based on the discretion of the Board of Directors. In January 2026, the Company granted PSUs to certain executive employees. PSUs have similar terms and conditions as RSUs, except that vesting is contingent upon the achievement of specified performance conditions in addition to service conditions over a period of one year. Upon vesting, RSUs and PSUs are settled in common stock of the Company. Awards granted under the 2025 Plan generally have a minimum vesting requirement of one year from the grant date.

Stock-based Compensation Expense

The Company’s stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$3,345	$4,777	$10,751	$14,262
RSUs	3,966	4,051	12,530	11,432
PSUs	657	—	1,914	—
Employee stock purchase plan	152	170	595	494
	$8,120	$8,998	$25,790	$26,188

As of September 30, 2026, the Company had $45.8 million of unrecognized stock-based compensation expense related to stock options, RSUs, PSUs and the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which is expected to be recognized over a weighted-average period of 2.3 years.

The Company recorded aggregate stock-based compensation expense in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$3,377	$4,245	$10,988	$12,181
General and administrative	4,743	4,753	14,802	14,007
	$8,120	$8,998	$25,790	$26,188

Stock Options

The following table summarizes stock option activity under the Company's equity incentive plans (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value (a)
Outstanding at December 31, 2025	11,566	$25.26	6.0	$17,523
Granted	1,752	$11.86
Exercised	(325)	$11.84
Cancelled or forfeited	(2,435)	$33.17
Outstanding at September 30, 2026	10,558	$21.62	6.2	$233
Exercisable at September 30, 2026	6,957	$26.93	5.1	$6
Vested and expected to vest at September 30, 2026	10,558	$21.62	6.2	$233

(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at the dates reported.

The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2026, excluding options granted under the stock option exchange program as discussed below, was $6.87. During the nine months ended September 30, 2026, the total number of stock options exercised was 325,339, resulting in total proceeds of $0.8 million. The number of stock options exercised during the period includes shares withheld to cover option cost and taxes. The total intrinsic value of options exercised during the nine months ended September 30, 2026 was $0.5 million.

Stock Option Exchange Program

On June 3, 2026, the Company commenced an offer to exchange (the Offer to Exchange) certain eligible stock options held by eligible non-executive employees for replacement stock options under a voluntary stock option exchange program (the Stock Option Exchange Program). Under the Stock Option Exchange Program, eligible employees were offered the opportunity to exchange outstanding stock options granted under the 2015 Plan that have an exercise price equal to or greater than $18.00 per share (Eligible Options), for a lesser number of replacement stock options to be granted under the 2025 Plan (Replacement Options). The number of Replacement Options granted in exchange for Eligible Options surrendered was calculated based on specified exchange ratios which vary based on the grant date and exercise price of the Eligible Options. The exchange ratios were established in order to result in a fair value of the Replacement Options that was generally equal, on an aggregate basis, to the fair value of the Eligible Options surrendered.

The Offer to Exchange expired on July 1, 2026. Pursuant to the terms and conditions of the Offer to Exchange, a total of 184 eligible employees elected to exchange a total of 1,940,394 Eligible Options with a weighted-average exercise price of $35.13 per share, representing approximately 67.0% of the total Eligible Options outstanding. On July 2, 2026, all Eligible Options that were tendered were cancelled and, in exchange therefor, the Company granted Replacement Options to purchase 775,401 shares of common stock with an exercise price of $13.28 per share, which was the closing price of the Company's common stock on July 2, 2026. The Replacement Options expire eight years from the grant date and are subject to new vesting schedules based on continued service over a period of two years from the grant date.

The exchange of stock options under the Stock Option Exchange Program was accounted for as a modification of the awards in accordance with ASC 718, Compensation—Stock Compensation (ASC 718). The total incremental stock-based compensation expense resulting from the modification of the awards was immaterial and was measured based on the excess fair value of the modified awards over the fair value of the original awards immediately before the modification, calculated using a Black-Scholes option-pricing model. The incremental stock-based compensation expense will be recognized together with any unrecognized compensation cost remaining on the exchanged options over the two-year requisite service period of the Replacement Options granted.

Restricted Stock Units

The following table summarizes RSU activity under the Company's equity incentive plans (in thousands, except per share data):

		Weighted-average
		Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2025	2,850	$13.08
Granted	1,225	$13.35
Vested	(1,039)	$14.95
Forfeited	(152)	$11.84
Unvested RSUs at September 30, 2026	2,884	$12.59

The total intrinsic value of RSUs vested during the nine months ended September 30, 2026 was $12.6 million.

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

Stock-based compensation expense for PSUs is measured based on the grant date fair value of the award, which is determined based on the fair value of the Company's stock on the grant date, and is recognized over the requisite service period beginning in the period it is probable that the performance conditions will be achieved. As of September 30, 2026, certain specified performance conditions were achieved or deemed probable of achievement but vesting of the associated PSUs remains subject to continued service conditions. No PSUs vested during the nine months ended September 30, 2026.

The following table summarizes PSU activity under the Company's equity incentive plans (in thousands, except per share data):

		Weighted-average
		Grant Date
	Shares	Fair Value
Unvested PSUs at December 31, 2025	—	$—
Granted	306	$14.18
Vested	—	$—
Forfeited	—	$—
Unvested PSUs at September 30, 2026	306	$14.18

Employee Stock Purchase Plan

As of September 30, 2026, the total number of shares of common stock authorized for issuance under the 2015 ESPP was 1,426,994, of which 574,699 remained available for future issuance. During the nine months ended September 30, 2026, 180,607 shares of common stock were issued under the 2015 ESPP.

12. Income Taxes

The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets as of September 30, 2026 and December 31, 2025. Based on the Company’s history of operating losses, and other relevant facts and circumstances, the Company concluded that it was more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its deferred tax assets as of September 30, 2026 and December 31, 2025.

13. Net Loss Per Share

Since the Company incurred net losses for the three and nine months ended September 30, 2026 and 2025, common stock equivalents were excluded from the calculation of diluted net loss per share for such periods as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were the same for such periods. The weighted-average number of common shares outstanding used in the basic and diluted net loss per share calculations includes the weighted-average effect of pre-funded warrants to purchase shares of the Company's common stock, as the pre-funded warrants are exercisable at any time for nominal cash consideration. The following potentially dilutive common stock equivalents outstanding at the end of the period were excluded from the computations of weighted-average diluted common shares for the periods indicated as their effects would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2026	2025
Stock options outstanding	10,558	11,726
Unvested RSUs	2,884	2,904
Unvested PSUs	184	—
Employee stock purchase plan	68	60
May 2025 Warrants outstanding	268	268
	13,962	14,958

In addition to the common stock equivalents in the table above, the computations of weighted-average diluted common shares for the three and nine months ended September 30, 2026 exclude 122,565 unvested PSUs as of September 30, 2026 for which vesting is contingent upon the future achievement of performance conditions.

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

The CODM reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions and allocating resources. The CODM uses net income (loss) to assess performance versus operating budgets and in the preparation of near-term and long-range operating plans to inform decisions on resource and capital allocation. The CODM reviews consolidated cash, cash equivalents and marketable securities as a measure of segment assets. As of September 30, 2026 and December 31, 2025, the Company’s cash, cash equivalents and marketable securities were $251.0 million and $240.9 million, respectively.

The following table presents information about the Company's segment revenues, significant segment expenses regularly provided to the CODM, other segment items and consolidated net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$9,162	$29,733	$123,574	$140,104
Less:
Cost of license and royalty revenues	1,141	5,725	13,257	14,370
Research and development expense
Personnel	18,544	18,464	57,483	55,153
Direct development and support (a)	32,478	26,800	86,500	81,860
Facilities	3,293	2,946	8,996	8,467
Stock-based compensation	3,377	4,245	10,988	12,181
Depreciation and amortization	3,317	3,646	10,467	11,027
Total research and development expense	61,009	56,101	174,434	168,688
General and administrative expense
Personnel	5,815	5,567	17,812	17,055
Other general and administrative (b)	8,560	8,331	26,233	24,751
Facilities	1,263	1,362	3,992	3,951
Stock-based compensation	4,743	4,753	14,802	14,007
Depreciation and amortization	198	240	662	719
Total general and administrative expense	20,579	20,253	63,501	60,483
Other segment items (c)	32,829	(9,595)	19,538	(23,292)
Net loss	$(40,738)	$(61,941)	$(108,080)	$(126,729)

(a)
Direct development and support includes external goods and services for the development of product candidates and early-stage research activities, laboratory costs, consulting, development cost reimbursement to and from collaborators and other expenses in support of research and development activities.
(b)
Other general and administrative expenses include professional and administrative services, consulting, commercialization expenses, commercial cost reimbursement to and from collaborators and other corporate overhead expenses.
(c)
Other segment items include gain on litigation settlement, other operating expenses (income), interest income from licensing, investment income and interest expense.

The Company’s interest income included interest income from licensing as presented in the consolidated statements of operations and comprehensive loss, as well as interest income from investments of $2.3 million and $5.5 million during the three and nine months ended September 30, 2026, respectively, and $3.6 million and $9.4 million during the three and nine months ended September 30, 2025, respectively, which is included within investment income in the consolidated statements of operations and comprehensive loss.

The substantial majority of the Company’s assets reside in the United States.

15. Supplemental Disclosures

Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Settlement payment due from Sarepta	$39,000	$—
Net cost reimbursement due from AbbVie	7,493	10,871
Accrued interest on investments	961	1,004
Other	692	1,030
	$48,146	$12,905

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued personnel costs	$16,037	$17,418
Accrued external research and development expenses	8,412	10,229
Accrued external general and administrative expenses	1,880	1,301
Accrued royalties and sublicense fees	1,150	8,652
Accrued purchases of property and equipment	242	33
Other	1,890	757
	$29,611	$38,390

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

Sura-vec for Treatment of Wet AMD

Subretinal Delivery

ATMOSPHERE® and ASCENT® are multi-center, randomized, active-controlled trials evaluating sura-vec versus monthly ranibizumab and aflibercept, respectively. The primary endpoint in both studies is non-inferiority based on change from baseline in best-corrected visual acuity (BCVA) at 54 weeks. Secondary endpoints include safety and tolerability, change in central retinal thickness (CRT) and need for supplemental anti-VEGF injections in the treatment arms.

Enrollment in the ATMOSPHERE and ASCENT pivotal trials for the treatment of patients with wet AMD using subretinal delivery was completed in October 2025. These trials, which together enrolled over 1,300 participants across more than 200 sites, are expected to support global regulatory submissions including with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA). Topline data from these trials are expected to be announced in the fourth quarter of 2026 in partnership with AbbVie, with global regulatory submissions expected in 2027.

The clinical development program evaluating subretinal sura-vec in wet AMD encompasses multiple clinical studies and sub-studies which together are designed to establish a broad and robust body of clinical evidence. The program has enrolled a diverse spectrum of patients, including those with high disease activity and bilateral disease, with the intent of supporting the potential applicability of sura-vec across a broad patient population. The program also includes ODYSSEY, a retrospective comparative analysis evaluating outcomes in sura-vec-treated patients against matched real-world controls. Additionally, AbbVie is enrolling ACHIEVE, a global, randomized, controlled Phase 3b study to assess the injection burden, efficacy, safety and long-term preservation of vision in a real-world context.

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

In October 2026, we held an investor event during which we reviewed the clinical development to date, including data from select Phase I/II studies, and discussed the unmet need and potential role of sura-vec in wet AMD with retina experts. A copy of that presentation is available on our website.

Suprachoroidal Delivery

The AAVIATE® trial is a multi-center, open label, randomized, controlled, dose-escalation Phase II trial to evaluate the efficacy, safety and tolerability of suprachoroidal delivery of sura-vec for the treatment of wet AMD. Based on the favorable safety profile observed as of July 29, 2024, the Phase II AAVIATE trial enrolled a cohort to evaluate sura-vec at dose level 4 (1.5x1012 GC/eye). Patients in this cohort received short course prophylactic steroid eye drops. Enrollment of the AAVIATE trial has been completed.

Sura-vec for Treatment of DR and DME

In August 2025, we and AbbVie announced an amendment to our collaboration agreement and plans to initiate a pivotal program consisting of a Phase IIb/III trial (NAAVIGATE) as well as a second Phase III trial to evaluate sura-vec for the treatment of DR. NAAVIGATE is a two-part, multicenter, randomized, masked, sham-controlled Phase IIb/III study to evaluate the safety and efficacy of a one-time, in-office administration of sura-vec in subjects with non-proliferative diabetic retinopathy (NPDR) without center-involved diabetic macular edema (CI-DME). The primary endpoint is >2-step improvement on the Diabetic Retinopathy Severity Scale (DRSS) at one year. We are actively enrolling the Phase IIb/III NAAVIGATE trial and, in June 2026, dosed the first patient in the Phase IIb portion of the trial, upon which we earned a $100.0 million milestone payment that was received from AbbVie in July 2026. Following an interim analysis of part one (Phase IIb) of the NAAVIGATE trial, we and AbbVie expect to initiate a Phase III expansion, including part two (Phase III) of the U.S. NAAVIGATE trial and a parallel global Phase III trial led by AbbVie.

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

In 2026, we presented long-term follow-up data from the Phase II ALTITUDE trial that showed, among other findings, that participants at dose level 3 (1.0×10¹² GC/eye) with short-course prophylactic topical steroids, the same dose being evaluated in the Phase IIb/III NAAVIGATE trial, maintained a durable safety and efficacy profile through 2.5 years and 3 years. At 2.5 years, 55% of dose level 3 participants achieved >2-step improvement on the DRSS without additional treatment, and 70% of participants experienced no vision-threatening events. 60% of all dose level 3 participants with three-year visits (n=6/10) achieved >2-step improvement on the DRSS without additional treatment for diabetic retinopathy. These participants did not experience any vision-threatening events. Additionally, the majority of participants (n=3/4) who achieved a 1-step DRSS improvement at one year without supplemental anti-VEGF injections went on to achieve a >2-step DRSS improvement by three years without additional treatment for diabetic retinopathy. These data are consistent with previously presented two-year dose level 3 NPDR data from the ALTITUDE trial and support the potential of one-time in-office sura-vec to modify the underlying disease and decrease risk of vision-threatening events.

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

AFFINITY DUCHENNE® is an ongoing multicenter, open-label Phase I/II/III trial to evaluate the safety, tolerability and clinical efficacy of a one-time intravenous dose of RGX-202 in ambulatory patients with Duchenne aged 1 to 11 years old. Phase I/II results, reported between November 2024 and March 2026, demonstrated RGX-202 to be well tolerated with no serious adverse events or adverse events of special interest among all patients (n=13). Additionally, we reported positive biomarker data showing consistent, high expression and transduction of RGX-202 microdystrophin, with all patients exceeding 10%. Pivotal dose (2x1014 GC/kg) participants in the Phase I/II exceeded expected disease trajectory on the North Star Ambulatory Assessment (NSAA) and other timed function tests at one year using multiple validated methods to estimate expected disease progression without treatment (n=7). Notably, five participants for whom functional data have been reported were aged eight or older at dosing, when functional decline is typically expected.

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

Given the positive topline pivotal data, continued favorable safety profile, and statistically significant correlation between microdystrophin and functional improvement, we expect to hold a pre-Biologics License Application (BLA) meeting with the FDA in the fourth quarter of 2026 and submit a BLA in the first quarter of 2027 under the accelerated approval pathway, supporting potential FDA approval in the second half of 2027.

In June 2026, we announced we had completed dosing in the confirmatory study of RGX-202. We expect the BLA to include a safety dataset from the AFFINITY DUCHENNE pivotal and confirmatory studies (n=63) as well as efficacy data from the pivotal portion (n=30), including 12-month functional data for at least half of the total participants in the pivotal study.

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

A BLA for RGX-121 seeking accelerated approval was submitted to the FDA in March 2025. The FDA subsequently granted priority review of the BLA and successfully completed mid-cycle meeting, Pre-license inspection (PLI) and Bioresearch monitoring information (BIMO) inspections. The PLI and BIMO inspections were completed with no observations. In August 2025, we announced that the Prescription Drug User Fee Act (PDUFA) goal date was extended from November 9, 2025 to February 8, 2026 following submission of 12-month clinical data for all patients in the pivotal study of RGX-121 (n=13) in response to an FDA information request.

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

In March 2026, we entered into discussions with FDA senior leadership and filed a Formal Dispute Resolution Request.

In June 2026, we announced alignment with the FDA regarding the next steps needed for a potential accelerated approval of RGX-121. During those discussions, the FDA acknowledged that the existing RGX-121 clinical data was sufficient to be considered for the accelerated approval pathway and that the Company did not need to enroll additional patients or conduct additional studies, including the FDA’s previously recommended incorporation of an untreated control arm.

In July 2026, we and the FDA held a positive Type A meeting during which the FDA reaffirmed that no additional studies of RGX-121 are required for BLA resubmission and aligned on resubmission requirements.

In August 2026, we announced that the FDA placed a clinical hold on RGX-121 following the discovery of asymptomatic spine MRI findings in five participants in the CAMPSIITE study. We continue to collect and evaluate additional patient imaging and long-term follow-up data. Potential approval of the BLA for RGX-121 could result in receipt of a Rare Pediatric Disease Priority Review Voucher (PRV), assuming the statutory criteria are met. If approved, RGX-121 would be the first approved gene therapy and one-time treatment for MPS II.

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

In June 2026, we dosed the first patient in the NAAVIGATE trial, resulting in a $100.0 million development milestone payment from AbbVie which was fully recognized as license and royalty revenue in the second quarter of 2026 and received from AbbVie in July 2026.

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

NAV Technology Licensing Platform

In addition to our internal product development efforts, we also selectively license the NAV Technology Platform and other intellectual property rights to other leading biotechnology and pharmaceutical companies, which we refer to as NAV Technology Licensees. As of September 30, 2026, our NAV Technology Platform was being applied in two commercial products, Zolgensma® and Itvisma®, and the preclinical and clinical development of various other licensed products. Licensing the NAV Technology Platform allows us to maintain our internal product development focus on our core disease indications and therapeutic areas while still expanding the NAV gene therapy pipeline, developing a greater breadth of treatments for patients, providing additional technological and potential clinical proof-of-concept for our NAV Technology Platform and creating additional revenue opportunities.

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

We have licensed our NAV Technology Platform and other intellectual property rights to other biotechnology and pharmaceutical companies, including collaborators for the joint development and commercialization of our product candidates. The terms of the licenses vary, and licenses may be exclusive or non-exclusive and may be sublicensable by the licensee. Licenses may grant intellectual property rights for purposes of internal and preclinical research and development only, or may include the rights, or options to obtain future rights, to commercialize drug therapies for specific diseases using the NAV Technology Platform and other licensed rights. License agreements generally have a term at least equal to the life of the underlying patents, but are terminable at the option of the licensee. Consideration payable to us under our license and collaboration agreements may include: (i) up-front and annual fees, (ii) milestone payments based on the achievement of certain development and sales-based milestones, (iii) sublicense fees, (iv) royalties on sales of licensed products, (v) fees for services related to the development and manufacturing of licensed products and (vi) other consideration payable upon optional goods and services purchased by licensees and collaborators.

Future revenues under our license and collaboration arrangements are dependent on the successful development and commercialization of licensed products, which is uncertain, and revenues may fluctuate significantly from period to period. Additionally, we may never receive consideration under our license or collaboration agreements that is contemplated on optional goods and services, development and sales-based milestones, royalties on sales of licensed products or sublicense fees, given the contingent nature of these payments. Our revenues are concentrated among a low number of licensees and collaborators and the arrangements are terminable at the option of the counterparty. The termination of our license and collaboration arrangements may materially impact the amount of revenue we recognize in future periods.

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

We expect to continue to incur significant research and development expenses for the foreseeable future as we continue the development of our product candidates and engage in early research and development for prospective product candidates and new technologies. The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct Expenses
ABBV-RGX-314 (sura-vec)	$10,439	$6,068	$25,705	$27,322
RGX-202	12,446	6,908	29,269	16,345
RGX-121	2,047	4,678	3,949	11,015
Other product candidates	786	1,183	3,035	4,484
Total direct expenses	25,718	18,837	61,958	59,166
Unallocated Expenses
Platform and early research	6,760	7,963	24,542	22,694
Personnel	18,544	18,464	57,483	55,153
Facilities	3,293	2,946	8,996	8,467
Stock-based compensation	3,377	4,245	10,988	12,181
Depreciation and amortization	3,317	3,646	10,467	11,027
Total unallocated expenses	35,291	37,264	112,476	109,522
Total research and development	$61,009	$56,101	$174,434	$168,688

Direct expenses related to the development of sura-vec include $9.3 million and $34.0 million for the three and nine months ended September 30, 2026, respectively, and $17.7 million and $49.5 million for the three and nine months ended September 30, 2025, respectively, in net cost reimbursement from AbbVie under our sura-vec collaboration which were recorded as a reduction of research and development expenses. In addition to reimbursement of direct development expenses, net cost reimbursement from AbbVie includes reimbursement of personnel and overhead costs attributable to the development of sura-vec, the underlying costs of which are reported as unallocated expenses in the table above. We typically utilize our employee and infrastructure resources across our development programs. As a result, we generally do not allocate personnel and other internal costs, such as facilities and other overhead costs, to specific product candidates or development programs.

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

Results of Operations

Our consolidated results of operations were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenues
License and royalty revenue	$5,244	$23,605	$(18,361)	$114,175	$129,119	$(14,944)
Service revenue	3,918	6,128	(2,210)	9,399	10,985	(1,586)
Total revenues	9,162	29,733	(20,571)	123,574	140,104	(16,530)
Operating Expenses (Income)
Cost of license and royalty revenues	1,141	5,725	(4,584)	13,257	14,370	(1,113)
Research and development	61,009	56,101	4,908	174,434	168,688	5,746
General and administrative	20,579	20,253	326	63,501	60,483	3,018
Gain on litigation settlement	(38,026)	—	(38,026)	(38,026)	—	(38,026)
Other operating expenses (income)	(7)	65	(72)	41	125	(84)
Total operating expenses	44,696	82,144	(37,448)	213,207	243,666	(30,459)
Loss from operations	(35,534)	(52,411)	16,877	(89,633)	(103,562)	13,929
Other Income (Expense)
Interest income from licensing	16	19	(3)	49	65	(16)
Investment income	2,252	3,620	(1,368)	5,477	9,500	(4,023)
Interest expense	(7,472)	(13,169)	5,697	(23,973)	(32,732)	8,759
Total other income (expense)	(5,204)	(9,530)	4,326	(18,447)	(23,167)	4,720
Net loss	$(40,738)	$(61,941)	$21,203	$(108,080)	$(126,729)	$18,649

Comparison of the Three Months Ended September 30, 2026 and 2025

License and Royalty Revenue. License and royalty revenue decreased by $18.4 million, from $23.6 million for the three months ended September 30, 2025 to $5.2 million for the three months ended September 30, 2026. The decrease was primarily attributable to Zolgensma royalty revenues for the third quarter of 2026.

Combined Zolgensma and Itvisma royalties decreased by $18.3 million, from $23.6 million for the third quarter of 2025 to $5.2 million for the third quarter of 2026. Novartis reported combined Zolgensma and Itvisma sales of $404 million for the third quarter of 2026, as compared to $301 million for the third quarter of 2025. Per Novartis, sales growth was driven by continued launch momentum from Itvisma, while Zolgensma maintained market leadership in the incident SMA population. Zolgensma royalties for the third quarter of 2026 were $2.4 million, a decrease of $21.2 million from the third quarter of 2025, which was primarily attributable to the expiration of licensed patents in the United States in January 2026. We are entitled to continued royalties on net sales of Zolgensma in approximately 20 countries where licensed patents remain active. Itvisma royalties for the third quarter of 2026 were $2.8 million. Itvisma was approved in the United States in the fourth quarter of 2025, with U.S. sales commencing in the first quarter of 2026. Itvisma is now also approved in the EU, Japan and multiple Gulf countries. Licensed patents covering the use of Itvisma have issued in the United States and certain other countries and we are entitled to ongoing royalties on certain net sales of Itvisma in these territories.

Research and Development Expense. Research and development expenses increased by $4.9 million, from $56.1 million for the three months ended September 30, 2025 to $61.0 million for the three months ended September 30, 2026. The increase was primarily attributable to a $7.1 million increase in costs associated with clinical trials and regulatory activities, largely driven by expenses for RGX-202 clinical trials. The increase in research and development expenses was partially offset by a decrease of $1.0 million in personnel-related costs, largely driven by a $0.9 million decrease in stock-based compensation expense.

Gain on Litigation Settlement. In September 2026, we entered into a settlement agreement with Sarepta Therapeutics, Inc. (Sarepta) to resolve all patent litigation matters between the parties. Pursuant to the settlement agreement, we received a $39.0 million settlement payment from Sarepta, which was recorded as other current assets as of September 30, 2026 and received in full in October 2026. We recorded a gain of $38.0 million in the third quarter of 2026 related to the settlement, which consisted of the $39.0 million settlement payment from Sarepta, net of proceeds payable by us to certain licensors as a result of the settlement. For further information regarding the settlement agreement with Sarepta, please refer to Note 8, “Commitments and Contingencies—Sarepta Therapeutics Settlement Agreement” to the accompanying unaudited consolidated financial statements.

Interest Expense. Interest expense decreased by $5.7 million, from $13.2 million for the three months ended September 30, 2025 to $7.5 million for the three months ended September 30, 2026. The decrease was primarily attributable to lower interest costs under our royalty monetization liabilities driven by reduced principal outstanding under the 2020 Royalty Purchase Agreement.

Comparison of the Nine Months Ended September 30, 2026 and 2025

License and Royalty Revenue. License and royalty revenue decreased by $14.9 million, from $129.1 million for the nine months ended September 30, 2025 to $114.2 million for the nine months ended September 30, 2026. The decrease was primarily attributable to $70.0 million of non-recurring, upfront license revenue recognized under our collaboration with Nippon Shinyaku in the first quarter of 2025 and a decrease in Zolgensma royalty revenues for the first nine months of 2026. The decrease in license and royalty revenue was partially offset by $100.0 million of license revenue recognized in the second quarter of 2026 upon the achievement of a development milestone under our sura-vec collaboration with AbbVie for the first patient dosed in the NAAVIGATE trial.

Combined Zolgensma and Itvisma royalties decreased by $44.9 million, from $59.0 million for the nine months ended September 30, 2025 to $14.1 million for the nine months ended September 30, 2026. Novartis reported combined Zolgensma and Itvisma sales of $1.07 billion for the nine months ended September 30, 2026, as compared to $925 million for the nine months ended September 30, 2025. Per Novartis, sales growth was driven by continued launch momentum from Itvisma, while Zolgensma maintained market leadership in the incident SMA population. Zolgensma royalties for the nine months ended September 30, 2026 were $8.9 million, a decrease of $50.1 million from the nine months ended September 30, 2025, which was primarily attributable to the expiration of licensed patents in the United States in January 2026. We are entitled to continued royalties on net sales of Zolgensma in approximately 20 countries where licensed patents remain active. Itvisma royalties for the nine months ended September 30, 2026 were $5.2 million. Itvisma was approved in the United States in the fourth quarter of 2025, with U.S. sales commencing in the first quarter of 2026. Itvisma is now also approved in the EU, Japan and multiple Gulf countries. Licensed patents covering the use of Itvisma have issued in the United States and certain other countries and we are entitled to ongoing royalties on certain net sales of Itvisma in these territories.

Cost of License and Royalty Revenues. Cost of license and royalty revenues decreased by $1.1 million, from $14.4 million for the nine months ended September 30, 2025 to $13.3 million for the nine months ended September 30, 2026. The decrease was largely driven by lower upstream royalties on net sales of Zolgensma, consistent with the decrease in Zolgensma royalty revenues. The decrease in cost of license and royalty revenues was partially offset by a non-recurring charge of $10.0 million in the first quarter of 2026 related to a settlement with GlaxoSmithKline LLC (GSK) to resolve a dispute over sublicense fee obligations under our license agreement with GSK. For further information regarding the settlement agreement with GSK, please refer to Note 8, “Commitments and Contingencies—GlaxoSmithKline—GSK Settlement Agreement” to the accompanying unaudited consolidated financial statements.

Research and Development Expense. Research and development expenses increased by $5.7 million, from $168.7 million for the nine months ended September 30, 2025 to $174.4 million for the nine months ended September 30, 2026. The increase was primarily attributable to the following:

•
an increase of $6.9 million in costs associated with clinical trials and regulatory activities, largely driven by expenses for RGX-202 clinical trials; and
•
an increase of $0.8 million in personnel-related costs, net of a $1.2 million decrease in stock-based compensation expense.

The increase in research and development expenses was partially offset by a decrease of $1.9 million in manufacturing-related expenses and other clinical supply costs for our lead product candidates.

General and Administrative Expense. General and administrative expenses increased by $3.0 million, from $60.5 million for the nine months ended September 30, 2025 to $63.5 million for the nine months ended September 30, 2026. The increase was largely driven by personnel-related costs and commercialization expenses.

Gain on Litigation Settlement. In September 2026, we entered into a settlement agreement with Sarepta to resolve all patent litigation matters between the parties. Pursuant to the settlement agreement, we received a $39.0 million settlement payment from Sarepta, which was recorded as other current assets as of September 30, 2026 and received in full in October 2026. We recorded a gain of $38.0 million in the third quarter of 2026 related to the settlement, which consisted of the $39.0 million settlement payment from Sarepta, net of proceeds payable by us to certain licensors as a result of the settlement. For further information regarding the settlement agreement with Sarepta, please refer to Note 8, “Commitments and Contingencies—Sarepta Therapeutics Settlement Agreement” to the accompanying unaudited consolidated financial statements.

Interest Expense. Interest expense decreased by $8.8 million, from $32.7 million for the nine months ended September 30, 2025 to $24.0 million for the nine months ended September 30, 2026. The decrease was primarily attributable to lower interest cost under our royalty monetization liabilities driven by reduced principal outstanding under the 2020 Royalty Purchase Agreement. The decrease in interest expense was partially offset by an increase in interest expense under the 2025 Royalty Bond since its issuance in May 2025.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $251.0 million, which were primarily derived from our royalty monetization with HCR in May 2025, milestone payments under our license and collaboration agreements, public offerings of common stock and pre-funded warrants, and sales of common stock under our at-the-market offering program.

In June 2026, we dosed the first patient in the NAAVIGATE trial, resulting in a $100.0 million development milestone payment under our sura-vec collaboration with AbbVie. The $100.0 million milestone payment was received from AbbVie in July 2026.

In July 2026, we completed a public offering of 11,671,139 shares of our common stock at a price of $9.00 per share and 1,111,111 pre-funded warrants to purchase shares of our common stock at a price of $8.9999 per pre-funded warrant, which equaled the public offering price per share of the common stock less the $0.0001 exercise price of each pre-funded warrant. The aggregate net proceeds received from the offering were $107.8 million, net of underwriting discounts and commissions and offering expenses.

In December 2024, we entered into a Sales Agreement with Leerink Partners LLC (Leerink) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through Leerink, acting as our sales agent (the ATM Program). During the second quarter of 2026, we sold 2,318,735 shares of common stock under the ATM Program for aggregate net proceeds of $18.9 million after deducting commissions and offering expenses. No shares of common stock were sold under the ATM Program prior to the second quarter of 2026.

In September 2026, we entered into a settlement agreement with Sarepta to resolve all patent litigation matters between the parties. Pursuant to the settlement agreement, we received a $39.0 million settlement payment from Sarepta in October 2026.

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

We expect that our cash, cash equivalents and marketable securities of $251.0 million as of September 30, 2026, along with the $39.0 million in settlement proceeds received from Sarepta in October 2026, are sufficient to fund our operating expenses and capital expenditure requirements, and to meet our financial commitments and obligations, into the late fourth quarter of 2027. This estimate is based on our current operating plan, and excludes the potential effects of any future financings or material milestone payments that may be received under our licensing and collaboration arrangements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than expected. These conditions raise substantial doubt about our ability to continue as a going concern within 12 months from the issuance date of our consolidated financial statements for the three and nine months ended September 30, 2026 included in this Quarterly Report on Form 10-Q. Our ability to continue as a going concern will depend heavily on the successful development, approval and commercialization of our product candidates and our ability to raise additional capital to fund operations. If we are unable to raise capital sufficient to meet our working capital needs in the future, we may be forced to delay expenditures, reduce the scope of our development activities or make other changes to our operating plans.

Cash Flows

Our consolidated cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(99,815)	$(71,673)
Net cash provided by (used in) investing activities	50,360	(53,406)
Net cash provided by financing activities	110,784	126,355
Net increase in cash and cash equivalents and restricted cash	$61,329	$1,276

Cash Flows from Operating Activities

Our net cash used in operating activities for the nine months ended September 30, 2026 increased by $28.1 million from the nine months ended September 30, 2025. We received a $100.0 million milestone payment from AbbVie in July 2026 and a $110.0 million up-front payment from Nippon Shinyaku in March 2025, each of which partially offset our net cash used in operating activities for the respective periods. We expect to continue to incur regular net cash outflows from operations for the foreseeable future, which from time to time may be offset by non-recurring payments received under our license and collaboration arrangements, as we continue the development and advancement of our product candidates and other research programs.

For the nine months ended September 30, 2026, our net cash used in operating activities of $99.8 million consisted of a net loss of $108.1 million and unfavorable changes in operating assets and liabilities of $42.9 million, offset by adjustments for non-cash items of $51.1 million. The changes in operating assets and liabilities include an increase in other current assets of $35.4 million, which was primarily attributable to the $39.0 million settlement payment due from Sarepta as of September 30, 2026 and received in October 2026. The unfavorable changes in operating assets and liabilities also include a decrease in accrued expenses and other current liabilities of $9.1 million, which was driven largely by decreases in accrued personnel-related expenses, royalties and sublicense fees, and external research and development services, as well as a decrease in deferred revenue of $7.2 million driven by service revenue recognized under our collaboration with Nippon Shinyaku. The unfavorable changes in operating assets and liabilities were partially offset by a decrease in accounts receivable of $19.8 million, which was driven primarily by a decrease in royalties due from Novartis. Other changes in operating working capital occurred in the normal course of business. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $25.8 million, depreciation and amortization expense of $11.1 million and non-cash interest expense of $15.9 million.

For the nine months ended September 30, 2025, our net cash used in operating activities of $71.7 million consisted of a net loss of $126.7 million, offset by adjustments for non-cash items of $41.5 million and favorable changes in operating assets and liabilities of $13.6 million. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $26.2 million and depreciation and amortization expense of $11.7 million. The changes in operating assets and liabilities include an increase in deferred revenue of $34.3 million, which was primarily attributable to the deferred portion of the $110.0 million up-front payment received under our collaboration with Nippon Shinyaku in the first quarter of 2025. The favorable changes in operating assets and liabilities were partially offset by an increase in prepaid expenses and other current assets of $9.5 million, which was driven largely by an increase in net cost reimbursement due from AbbVie under our ABBV-RGX-314 collaboration, and an increase in accounts receivable of $7.1 million, which was driven largely by reimbursable costs due from Nippon Shinyaku under our collaboration for RGX-121 and RGX-111. Other changes in operating working capital occurred in the normal course of business.

Cash Flows from Investing Activities

For the nine months ended September 30, 2026, our net cash provided by investing activities consisted of $191.3 million in sales and maturities of marketable debt securities, offset by $138.7 million used to purchase marketable debt securities and $2.2 million used to purchase property and equipment.

For the nine months ended September 30, 2025, our net cash used in investing activities primarily consisted of $269.8 million used to purchase marketable debt securities and $1.9 million used to purchase property and equipment, partially offset by $218.3 million in maturities of marketable debt securities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2026, our net cash provided by financing activities primarily consisted of $107.8 million in proceeds received from the public offering of common stock and pre-funded warrants completed in July 2026, net of underwriting discounts and commissions and other offering expenses paid during the period, and $18.9 million in proceeds received from sales of common stock under the ATM Program, net of commissions and offering expenses paid during the period. Net cash provided by financing activities was partially offset by $17.2 million of royalties paid, net of interest, under our royalty monetization liabilities.

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

Future Funding Requirements

We have incurred cumulative losses since our inception and had an accumulated deficit of $1.23 billion as of September 30, 2026. Our transition to recurring profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which depends heavily on the successful development, approval and commercialization of our product candidates. We do not expect to achieve such revenues, and expect to continue to incur losses, for at least the next several years. We expect to continue to incur significant research and development and general and administrative expenses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. Subject to obtaining regulatory approval for our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Additionally, we expect to continue to incur capital expenditures associated with building out additional laboratory and manufacturing capacity to further support the development of our product candidates and potential commercialization efforts. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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
•
delays or costs due to clinical holds or CRLs;
•
whether we receive a priority review voucher and are able to monetize or otherwise realize any potential value associated with such a voucher;
•
the value of any priority review voucher received, and any diminishing value due to a decrease in demand for these vouchers;
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
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For information regarding market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our exposure to market risk during the nine months ended September 30, 2026.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our directors or Section 16 reporting officers adopted or terminated a contract, instruction or written plan for the purchase or sale of our securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (Rule 10b5-1 Plan) or that constituted a “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	3.1	6/7/21

3.2	Amended and Restated Bylaws	10-K	3.2	3/5/26

4.1	Form of Pre-funded Warrant dated July 2026	8-K	4.1	7/20/26

10.1†	Settlement Agreement dated September 23, 2026 between the Registrant, The Trustees of the University of Pennsylvania, Sarepta Therapeutics, Inc. and affiliated entities, and Catalent, Inc.				X

31.1	Certification of the Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets

(ii) Consolidated Statements of Operations and Comprehensive Loss

(iii) Consolidated Statements of Stockholders’ Equity

(iv) Consolidated Statements of Cash Flows

(v) Notes to Consolidated Financial Statements

					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026 formatted in Inline XBRL (included in Exhibit 101)

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

REGENXBIO Inc.

Dated: November 5, 2026	/s/ Curran Simpson
Curran Simpson
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2026	/s/ Mitchell Chan
Mitchell Chan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)